Form 10-Q
period 2018-09-29
SNAP-ON Inc
filed 2018-10-18
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 12, 2018
Common Stock, $1.00 par value	56,175,480 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$898.1	$903.8	$2,788.2	$2,712.3
Cost of goods sold	(444.2)	(455.0)	(1,375.6)	(1,352.0)
Gross profit	453.9	448.8	1,412.6	1,360.3
Operating expenses	(280.8)	(296.1)	(868.7)	(853.7)
Operating earnings before financial services	173.1	152.7	543.9	506.6

Financial services revenue	82.0	79.0	247.0	233.5
Financial services expenses	(22.7)	(23.0)	(73.0)	(70.4)
Operating earnings from financial services	59.3	56.0	174.0	163.1

Operating earnings	232.4	208.7	717.9	669.7
Interest expense	(12.4)	(13.1)	(38.0)	(38.8)
Other income (expense) – net	(1.0)	(1.7)	1.2	(6.0)
Earnings before income taxes and equity earnings	219.0	193.9	681.1	624.9
Income tax expense	(51.5)	(57.2)	(164.9)	(187.1)
Earnings before equity earnings (loss)	167.5	136.7	516.2	437.8
Equity earnings (loss), net of tax	(0.1)	0.4	0.7	1.2
Net earnings	167.4	137.1	516.9	439.0
Net earnings attributable to noncontrolling interests	(4.2)	(3.7)	(12.0)	(10.8)
Net earnings attributable to Snap-on Incorporated	$163.2	$133.4	$504.9	$428.2

Net earnings per share attributable to Snap-on Incorporated:
Basic	$2.90	$2.33	$8.95	$7.43
Diluted	2.85	2.29	8.78	7.27

Weighted-average shares outstanding:
Basic	56.3	57.2	56.4	57.6
Effect of dilutive securities	1.0	1.1	1.1	1.3
Diluted	57.3	58.3	57.5	58.9

Dividends declared per common share	$0.82	$0.71	$2.46	$2.13

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Comprehensive income:
Net earnings	$167.4	$137.1	$516.9	$439.0
Other comprehensive income (loss):
Foreign currency translation*	2.0	51.4	(56.5)	138.9
Unrealized gain/loss on cash flow hedges, net of tax:
Other comprehensive income (loss) before reclassifications	—	—	(0.8)	6.1
Reclassification of cash flow hedges to net earnings	(0.4)	(0.5)	(1.2)	(1.2)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses and prior service credits included in net periodic benefit cost	7.8	6.6	23.4	19.8
Income tax benefit	(1.8)	(2.3)	(5.6)	(6.9)
Net of tax	6.0	4.3	17.8	12.9
Total comprehensive income	$175.0	$192.3	$476.2	$595.7

Comprehensive income attributable to noncontrolling interests	(4.2)	(3.7)	(12.0)	(10.8)
Comprehensive income attributable to Snap-on Incorporated	$170.8	$188.6	$464.2	$584.9

* There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	September 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$122.2	$92.0
Trade and other accounts receivable – net	678.7	675.6
Finance receivables – net	519.0	505.4
Contract receivables – net	105.6	96.8
Inventories – net	690.6	638.8
Prepaid expenses and other assets	98.5	110.7
Total current assets	2,214.6	2,119.3

Property and equipment:
Land	31.4	24.5
Buildings and improvements	366.7	357.4
Machinery, equipment and computer software	936.4	889.2
	1,334.5	1,271.1
Accumulated depreciation and amortization	(843.5)	(786.7)
Property and equipment – net	491.0	484.4

Deferred income tax assets	52.0	52.0
Long-term finance receivables – net	1,058.3	1,039.2
Long-term contract receivables – net	338.1	322.6
Goodwill	913.9	924.1
Other intangibles – net	237.8	253.7
Other assets	49.1	53.8
Total assets	$5,354.8	$5,249.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	September 29, 2018	December 30, 2017
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$164.5	$433.2
Accounts payable	197.6	178.2
Accrued benefits	49.8	55.8
Accrued compensation	72.7	71.5
Franchisee deposits	76.8	66.5
Other accrued liabilities	395.4	388.1
Total current liabilities	956.8	1,193.3

Long-term debt	944.8	753.6
Deferred income tax liabilities	27.3	28.4
Retiree health care benefits	33.7	36.0
Pension liabilities	92.8	158.9
Other long-term liabilities	115.3	106.6
Total liabilities	2,170.7	2,276.8

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,415,010 and 67,407,704 shares, respectively)	67.4	67.4
Additional paid-in capital	360.9	343.2
Retained earnings	4,135.8	3,772.3
Accumulated other comprehensive loss	(369.7)	(329.0)
Treasury stock at cost (11,240,029 and 10,717,455 shares, respectively)	(1,030.0)	(900.0)
Total shareholders’ equity attributable to Snap-on Incorporated	3,164.4	2,953.9
Noncontrolling interests	19.7	18.4
Total equity	3,184.1	2,972.3
Total liabilities and equity	$5,354.8	$5,249.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)
The following summarizes the changes in total equity for the nine month period ended September 29, 2018:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 30, 2017	$67.4	$343.2	$3,772.3	$(329.0)	$(900.0)	$18.4	$2,972.3
Net earnings for the nine months ended September 29, 2018	—	—	504.9	—	—	12.0	516.9
Other comprehensive loss	—	—	—	(40.7)	—	—	(40.7)
Cash dividends – $2.46 per share	—	—	(138.9)	—	—	—	(138.9)
Stock compensation plans	—	17.7	—	—	54.4	—	72.1
Share repurchases – 1,139,000 shares	—	—	—	—	(184.4)	—	(184.4)
Other	—	—	(2.5)	—	—	(10.7)	(13.2)
Balance at September 29, 2018	$67.4	$360.9	$4,135.8	$(369.7)	$(1,030.0)	$19.7	$3,184.1

The following summarizes the changes in total equity for the nine month period ended September 30, 2017:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$67.4	$317.3	$3,384.9	$(498.5)	$(653.9)	$18.0	$2,635.2
Net earnings for the nine months ended September 30, 2017	—	—	428.2	—	—	10.8	439.0
Other comprehensive income	—	—	—	156.7	—	—	156.7
Cash dividends – $2.13 per share	—	—	(123.0)	—	—	—	(123.0)
Stock compensation plans	—	27.1	—	—	28.8	—	55.9
Share repurchases – 1,348,000 shares	—	—	—	—	(212.6)	—	(212.6)
Other	—	—	(0.6)	—	—	(10.6)	(11.2)
Balance at September 30, 2017	$67.4	$344.4	$3,689.5	$(341.8)	$(837.7)	$18.2	$2,940.0

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Operating activities:
Net earnings	$516.9	$439.0
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	52.0	48.7
Amortization of other intangibles	19.2	20.7
Provision for losses on finance receivables	41.5	38.6
Provision for losses on non-finance receivables	9.4	7.9
Stock-based compensation expense	22.6	21.4
Deferred income tax benefit	(6.9)	(10.1)
Loss (gain) on sales of assets	0.7	(0.1)
Settlement of treasury lock	—	14.9
Loss on early extinguishment of debt	7.8	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in trade and other accounts receivable	(26.5)	(50.8)
Increase in contract receivables	(27.9)	(31.8)
Increase in inventories	(49.3)	(86.9)
Increase in prepaid and other assets	(1.1)	(9.7)
Increase in accounts payable	25.2	26.5
Decrease in accruals and other liabilities	(35.0)	(13.3)
Net cash provided by operating activities	548.6	415.0
Investing activities:
Additions to finance receivables	(643.5)	(670.0)
Collections of finance receivables	564.0	528.9
Capital expenditures	(68.5)	(57.3)
Acquisitions of businesses, net of cash acquired	(3.0)	(82.9)
Disposals of property and equipment	0.3	1.4
Other	1.3	(2.5)
Net cash used by investing activities	(149.4)	(282.4)
Financing activities:
Proceeds from issuance of long-term debt	395.4	297.8
Repayments of long-term debt	(457.8)	(150.0)
Proceeds from notes payable	—	16.8
Repayment of notes payable	(16.8)	(4.5)
Net increase in other short-term borrowings	0.9	38.7
Cash dividends paid	(138.9)	(123.0)
Purchases of treasury stock	(184.4)	(212.6)
Proceeds from stock purchase and option plans	54.1	36.2
Other	(19.6)	(18.9)
Net cash used by financing activities	(367.1)	(119.5)

Effect of exchange rate changes on cash and cash equivalents	(1.9)	3.4
Increase in cash and cash equivalents	30.2	16.5
Cash and cash equivalents at beginning of year	92.0	77.6
Cash and cash equivalents at end of period	$122.2	$94.1
Supplemental cash flow disclosures:
Cash paid for interest	$(49.7)	$(49.7)
Net cash paid for income taxes	(148.1)	(168.3)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Accounting Policies
Principles of consolidation and presentation
The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or the “company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2017 Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (“2017 year end”). The company’s 2018 fiscal third quarter ended on September 29, 2018; the 2017 fiscal third quarter ended on September 30, 2017. Each of the company’s 2018 and 2017 fiscal first, second and third quarters contained 13 weeks of operating results.

Certain prior year amounts have been reclassified on the Condensed Consolidated Statements of Earnings to conform to the 2018 presentation following the retrospective adoption of ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

The effects of the adjustments to the Condensed Consolidated Statements of Earnings as a result of the adoption of ASU No. 2017-07 for the three and nine month periods ended September 30, 2017, are as follows:

	For the three months ended September 30, 2017			For the nine months ended September 30, 2017
	As	Adjusted		As	Adjusted
	Previously	for ASU	As	Previously	for ASU	As
(Amounts in millions)	Reported	No. 2017-07	Adjusted	Reported	No. 2017-07	Adjusted

Net sales	$903.8	$—	$903.8	$2,712.3	$—	$2,712.3
Cost of goods sold	(455.2)	0.2	(455.0)	(1,352.7)	0.7	(1,352.0)
Gross profit	448.6	0.2	448.8	1,359.6	0.7	1,360.3
Operating expenses	(295.5)	(0.6)	(296.1)	(853.3)	(0.4)	(853.7)
Operating earnings before financial services	153.1	(0.4)	152.7	506.3	0.3	506.6

Operating earnings from financial services	56.0	—	56.0	163.1	—	163.1

Operating earnings	209.1	(0.4)	208.7	669.4	0.3	669.7
Interest expense	(13.1)	—	(13.1)	(38.8)	—	(38.8)
Other income (expense) - net	(2.1)	0.4	(1.7)	(5.7)	(0.3)	(6.0)
Earnings before income taxes and equity earnings	$193.9	$—	$193.9	$624.9	$—	$624.9

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Furthermore, the effects of the adjustments to the Consolidated Statements of Earnings as a result of the adoption of ASU No. 2017-07 for the fiscal years ended December 30, 2017, and December 31, 2016, are as follows:

	2017			2016
	As	Adjusted		As	Adjusted
	Previously	for ASU	As	Previously	for ASU	As
(Amounts in millions)	Reported	No. 2017-07	Adjusted	Reported	No. 2017-07	Adjusted

Net sales	$3,686.9	$—	$3,686.9	$3,430.4	$—	$3,430.4
Cost of goods sold	(1,862.0)	1.0	(1,861.0)	(1,720.8)	0.8	(1,720.0)
Gross profit	1,824.9	1.0	1,825.9	1,709.6	0.8	1,710.4
Operating expenses	(1,160.9)	(0.4)	(1,161.3)	(1,054.1)	6.1	(1,048.0)
Operating earnings before financial services	664.0	0.6	664.6	655.5	6.9	662.4

Operating earnings from financial services	217.5	—	217.5	198.7	—	198.7

Operating earnings	881.5	0.6	882.1	854.2	6.9	861.1
Interest expense	(52.4)	—	(52.4)	(52.2)	—	(52.2)
Other income (expense) - net	(7.2)	(0.6)	(7.8)	(0.6)	(6.9)	(7.5)
Earnings before income taxes and equity earnings	$821.9	$—	$821.9	$801.4	$—	$801.4

Additionally, prior year “Operating earnings” for certain reportable business segments have been adjusted to reflect these reclassifications.  See Note 17 for information on Snap-on’s reportable business segments.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and nine month periods ended September 29, 2018, and September 30, 2017, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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
Change in Functional Currency
Argentina’s economy has been determined to be highly inflationary effective July 1, 2018. As a result, for GAAP reporting, the functional currency for the company’s subsidiary in Argentina changed from the Argentinian Peso to the U.S. Dollar. The impact of the change in functional currency was not material to the Condensed Consolidated Financial Statements for the three and nine months ended September 29, 2018.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

New Accounting Standards
The following new accounting pronouncements were adopted in fiscal year 2018:
In March 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-07, which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this ASU require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The ASU also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally manufactured inventory or a self-constructed asset).

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Franchise fee revenue, including nominal, non-refundable initial fees, is recognized upon the granting of a franchise, which is when the company has performed substantially all initial services required by the franchise agreement. Franchise fee revenue also includes ongoing monthly fees (primarily for sales and business training as well as marketing and product promotion programs) that are recognized as the fees are earned. Franchise fee revenue totaled $3.9 million and $12.0 million for the three and nine month periods ended September 29, 2018, respectively.

The following new accounting pronouncements, and related impacts on adoption, are being evaluated by the company:

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. The company is currently assessing the impact this ASU will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Subtopic 715-20 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans. ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020; the ASU allows for early adoption in any year end after issuance of the update. The company is currently assessing the impact this ASU will have on its consolidated financial statements.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
As of September 29, 2018, and subject to the company’s ongoing evaluation of new lease contracts, the company has made further progress with its evaluation of the expected impact of adopting Topic 842 and anticipates that the adoption of this standard will not have a significant impact on the company’s consolidated financial statements. As a result of the adoption of this standard, a right-of-use asset and a related lease liability will be established to reflect the present value of the future lease payments at a level comparable to those reported in Snap-on’s 2017 Annual Report on Form 10-K.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Revenue Disaggregation

The following table shows the consolidated revenues by revenue source:

	Three Months Ended	Nine Months Ended
(Amounts in millions)	September 29, 2018	September 29, 2018

Revenue from contracts with customers	$892.7	$2,772.3
Other revenues	5.4	15.9
Total net sales	898.1	2,788.2
Financial services revenue	82.0	247.0
Total revenues	$980.1	$3,035.2

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table represents external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the three months ended September 29, 2018
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$119.9	$335.4	$177.6	$—	$—	$632.9
Europe	70.4	32.0	57.6	—	—	160.0
All other	65.4	22.4	17.4	—	—	105.2
External net sales	255.7	389.8	252.6	—	—	898.1
Intersegment net sales	74.5	—	61.8	—	(136.3)	—
Total net sales	330.2	389.8	314.4	—	(136.3)	898.1
Financial services revenue	—	—	—	82.0	—	82.0
Total revenue	$330.2	$389.8	$314.4	$82.0	$(136.3)	$980.1

	For the nine months ended September 29, 2018
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$345.7	$1,020.5	$552.3	$—	$—	$1,918.5
Europe	229.9	117.2	192.8	—	—	539.9
All other	206.0	68.7	55.1	—	—	329.8
External net sales	781.6	1,206.4	800.2	—	—	2,788.2
Intersegment net sales	218.0	—	194.3	—	(412.3)	—
Total net sales	999.6	1,206.4	994.5	—	(412.3)	2,788.2
Financial services revenue	—	—	—	247.0	—	247.0
Total revenue	$999.6	$1,206.4	$994.5	$247.0	$(412.3)	$3,035.2

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table represents external net sales disaggregated by customer type:

	For the three months ended September 29, 2018
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$21.4	$389.8	$252.6	$—	$—	$663.8
All other professionals	234.3	—	—	—	—	234.3
External net sales	255.7	389.8	252.6	—	—	898.1
Intersegment net sales	74.5	—	61.8	—	(136.3)	—
Total net sales	330.2	389.8	314.4	—	(136.3)	898.1
Financial services revenue	—	—	—	82.0	—	82.0
Total revenue	$330.2	$389.8	$314.4	$82.0	$(136.3)	$980.1

	For the nine months ended September 29, 2018
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$69.5	$1,206.4	$800.2	$—	$—	$2,076.1
All other professionals	712.1	—	—	—	—	712.1
External net sales	781.6	1,206.4	800.2	—	—	2,788.2
Intersegment net sales	218.0	—	194.3	—	(412.3)	—
Total net sales	999.6	1,206.4	994.5	—	(412.3)	2,788.2
Financial services revenue	—	—	—	247.0	—	247.0
Total revenue	$999.6	$1,206.4	$994.5	$247.0	$(412.3)	$3,035.2

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

Snap-on typically excludes from its sales transaction price any amounts collected from customers for sales (and similar) taxes.

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations.  The remaining duration of these unsatisfied performance obligations range from one month up to 60 months.  Snap-on had approximately $223.0 million of long-term contracts that have fixed consideration that extends beyond one year as of September 29, 2018.  Snap-on expects to recognize approximately 50% of these contracts as revenue by the end of fiscal 2019, an additional 40% by the end of fiscal 2021 and the balance thereafter.

Contract Liabilities (Deferred Revenues)
Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance.  The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities at September 29, 2018, was $63.4 million and was $49.4 million at the beginning of fiscal 2018.   The current portion of contract liabilities and the non-current portion are included in “Other accrued liabilities” and “Other long-term liabilities”, respectively, on the accompanying Condensed Consolidated Balance Sheets.  For the first nine months of 2018, Snap-on recognized revenue of $34.6 million that was included in the contract liability balance as of December 30, 2017, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.  The increase in the total contract liabilities balance is primarily driven by the timing of cash payments received or due in advance of satisfying Snap-on’s performance obligations and growth in certain software subscriptions, partially offset by revenues recognized that were included in the contract liability balance at the beginning of the period.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Franchise fee revenue, including nominal, non-refundable initial fees, was recognized upon the granting of a franchise, which was when the company performed substantially all initial services required by the franchise agreement. Franchise fee revenue also included ongoing monthly fees (primarily for sales and business training as well as marketing and product promotion programs) that were recognized as the fees were earned. Franchise fee revenue totaled $4.3 million and $11.2 million for the three and nine month periods ended September 30, 2017, respectively.

Note 3: Acquisitions
On January 31, 2018, Snap-on acquired substantially all of the assets of George A. Sturdevant, Inc. (d/b/a Fastorq) for a cash purchase price of $3.0 million. Fastorq, based in New Caney, Texas, designs, assembles and distributes hydraulic torque and hydraulic tensioning products for use in critical industries. In the second quarter of 2018, the company completed the purchase accounting valuations for the acquired net assets of Fastorq. The $2.6 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.
On July 28, 2017, Snap-on acquired Torque Control Specialists Pty Ltd (“TCS”) for a cash purchase price of $3.6 million (or $3.5 million, net of cash acquired). TCS distributes a full range of torque products, including wrenches, multipliers and calibrators for use in critical industries. In the second quarter of 2018, the company completed the purchase accounting valuations for the acquired net assets of TCS. The $2.0 million excess of purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.
On May 4, 2017, Snap-on acquired Norbar Torque Tools Holdings Limited, along with its U.S. and Chinese joint ventures (“Norbar”) for a cash purchase price of $71.6 million (or $69.9 million, net of cash acquired). Norbar designs and manufactures a full range of torque products, including wrenches, multipliers and calibrators for use in critical industries. In the second quarter of 2018, the company completed the purchase accounting valuations for the acquired net assets of Norbar, including intangible assets. The $25.1 million excess of purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.
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
For segment reporting purposes, the results of operations and assets of Fastorq, TCS and Norbar have been included in the Commercial & Industrial Group since the acquisition date, and the results of operations and assets of BTC have been included in the Repair Systems and Information Group since the acquisition date.
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

The components of Snap-on’s trade and other accounts receivable as of September 29, 2018, and December 30, 2017, are as follows:

(Amounts in millions)	September 29, 2018	December 30, 2017
Trade and other accounts receivable	$696.3	$690.2
Allowances for doubtful accounts	(17.6)	(14.6)
Total trade and other accounts receivable – net	$678.7	$675.6

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
The components of Snap-on’s current finance and contract receivables as of September 29, 2018, and December 30, 2017, are as follows:

(Amounts in millions)	September 29, 2018	December 30, 2017
Finance receivables, net of unearned finance charges of $21.4 million and $21.0 million, respectively	$538.2	$523.1
Contract receivables, net of unearned finance charges of $19.2 million and $17.6 million, respectively	106.9	98.1
Total	645.1	621.2
Allowances for doubtful accounts:
Finance receivables	(19.2)	(17.7)
Contract receivables	(1.3)	(1.3)
Total	(20.5)	(19.0)
Total current finance and contract receivables – net	$624.6	$602.2

Finance receivables – net	$519.0	$505.4
Contract receivables – net	105.6	96.8
Total current finance and contract receivables – net	$624.6	$602.2

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of September 29, 2018, and December 30, 2017, are as follows:

(Amounts in millions)	September 29, 2018	December 30, 2017
Finance receivables, net of unearned finance charges of $17.3 million and $16.7 million, respectively	$1,098.7	$1,078.0
Contract receivables, net of unearned finance charges of $28.5 million and $25.5 million, respectively	341.4	325.9
Total	1,440.1	1,403.9
Allowances for doubtful accounts:
Finance receivables	(40.4)	(38.8)
Contract receivables	(3.3)	(3.3)
Total	(43.7)	(42.1)
Total long-term finance and contract receivables – net	$1,396.4	$1,361.8

Finance receivables – net	$1,058.3	$1,039.2
Contract receivables – net	338.1	322.6
Total long-term finance and contract receivables – net	$1,396.4	$1,361.8
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
The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired finance and contract receivables are covered by the company’s respective allowances for doubtful accounts and are charged-off against the allowances when appropriate. As of September 29, 2018, and December 30, 2017, there were $27.8 million and $28.0 million, respectively, of impaired finance receivables, and there were $4.7 million and $2.3 million, respectively, of impaired contract receivables.
It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of September 29, 2018, and December 30, 2017, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aging of finance and contract receivables as of September 29, 2018, and December 30, 2017, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
September 29, 2018:
Finance receivables	$17.6	$12.1	$19.4	$49.1	$1,587.8	$1,636.9	$15.4
Contract receivables	1.8	1.4	3.8	7.0	441.3	448.3	0.2

December 30, 2017:
Finance receivables	$19.3	$13.9	$20.1	$53.3	$1,547.8	$1,601.1	$15.4
Contract receivables	1.2	0.6	1.9	3.7	420.3	424.0	0.6
The amount of performing and nonperforming finance and contract receivables based on payment activity as of September 29, 2018, and December 30, 2017, is as follows:

	September 29, 2018		December 30, 2017
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$1,609.1	$443.6	$1,573.1	$421.7
Nonperforming	27.8	4.7	28.0	2.3
Total	$1,636.9	$448.3	$1,601.1	$424.0
The amount of finance and contract receivables on nonaccrual status as of September 29, 2018, and December 30, 2017, is as follows:

(Amounts in millions)	September 29, 2018	December 30, 2017
Finance receivables	$12.4	$12.6
Contract receivables	4.5	1.7

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following is a rollforward of the allowances for doubtful accounts for finance and contract receivables for the three and nine months ended September 29, 2018, and September 30, 2017:

	Three Months Ended September 29, 2018		Nine Months Ended September 29, 2018
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$59.0	$4.8	$56.5	$4.6
Provision	12.1	0.4	41.5	1.5
Charge-offs	(13.3)	(0.7)	(43.7)	(1.8)
Recoveries	1.7	0.1	5.3	0.3
Currency translation	0.1	—	—	—
End of period	$59.6	$4.6	$59.6	$4.6

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$52.5	$4.8	$48.6	$3.9
Provision	12.8	0.8	38.6	2.7
Charge-offs	(12.6)	(0.7)	(38.0)	(1.9)
Recoveries	1.5	0.2	4.9	0.3
Currency translation	—	—	0.1	0.1
End of period	$54.2	$5.1	$54.2	$5.1
Note 5: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	September 29, 2018	December 30, 2017
Finished goods	$585.2	$541.9
Work in progress	53.4	49.3
Raw materials	129.4	122.7
Total FIFO value	768.0	713.9
Excess of current cost over LIFO cost	(77.4)	(75.1)
Total inventories – net	$690.6	$638.8
Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 61% of total inventories as of both September 29, 2018, and December 30, 2017. The company accounts for its non-U.S. inventory on the FIFO method. As of September 29, 2018, approximately 35% of the company’s U.S. inventory was accounted for using the FIFO method and 65% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and nine months ended September 29, 2018, or September 30, 2017.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the nine months ended September 29, 2018, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 30, 2017	$298.4	$12.5	$613.2	$924.1
Currency translation	(8.8)	—	(5.5)	(14.3)
Acquisitions and related adjustments	4.1	—	—	4.1
Balance as of September 29, 2018	$293.7	$12.5	$607.7	$913.9

Goodwill of $913.9 million as of September 29, 2018, includes: (i) $25.1 million from the acquisition of Norbar, (ii) $2.6 million from the acquisition of Fastorq, and (iii) $2.0 million from the acquisition of TCS. The goodwill from the Norbar, Fastorq and TCS acquisitions is included in the Commercial & Industrial Group. See Note 3 for additional information on acquisitions.
Additional disclosures related to other intangible assets are as follows:

	September 29, 2018		December 30, 2017
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$173.5	$(105.6)	$175.2	$(98.2)
Developed technology	18.8	(18.5)	18.9	(18.4)
Internally developed software	182.9	(142.9)	177.0	(133.4)
Patents	35.0	(22.9)	34.1	(22.7)
Trademarks	3.1	(1.9)	3.0	(2.0)
Other	7.4	(2.9)	7.7	(2.7)
Total	420.7	(294.7)	415.9	(277.4)
Non-amortized trademarks	111.8	—	115.2	—
Total other intangible assets	$532.5	$(294.7)	$531.1	$(277.4)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2018, the results of which did not result in any impairment. Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of September 29, 2018, the company had no accumulated impairment losses.
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
The aggregate amortization expense was $6.2 million and $19.2 million for the respective three and nine months ended September 29, 2018, and $7.1 million and $20.7 million for the respective three and nine months ended September 30, 2017. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $25.4 million in 2018, $23.2 million in 2019, $19.3 million in 2020, $16.0 million in 2021, $14.4 million in 2022, and $12.5 million in 2023.
Note 7: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 24.6% and 30.5% in the first nine months of 2018 and 2017, respectively.   The effective tax rate for 2018 includes the net tax benefits attributable to the Tax Act, which was signed into law on December 22, 2017.

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

The company’s accounting for the certain elements of the Tax Act was incomplete as of the period ended December 30, 2017, and remains incomplete as of September 29, 2018. However, the company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items. In connection with its initial analysis of the impact of the Tax Act, the company recorded a provisional discrete net tax expense of $7.0 million in the period ended December 30, 2017. This provisional estimate consists of a net expense of $13.7 million for the one-time transition tax and a net benefit of $6.7 million related to revaluation of deferred tax assets and liabilities, caused by the new lower corporate tax rate. To determine the transition tax, the company must determine the amount of post-1986 accumulated earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. While the company was able to make a reasonable estimate of the transition tax, it is continuing to gather additional information to more precisely compute the final amount. Likewise, while the company was able to make a reasonable estimate of the impact of the reduction to the corporate tax rate, its rate may be affected by other analyses related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. Due to the complexity of the new GILTI tax rules, the company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under GAAP, the company is allowed to make an accounting policy choice to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or (ii) factor in such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The company’s selection of an accounting policy with respect to the new GILTI tax rules is dependent on additional analysis and potential future modifications to existing structures, which are not currently known. The company has not made a policy decision regarding

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

whether to record deferred taxes on GILTI. The company will continue to analyze the full effects of the Tax Act on its consolidated financial statements.

During the first nine months of 2018, the Internal Revenue Service issued new guidance affecting the computation of the company’s 2017 federal income tax liability. As a result of this new guidance and additional analysis of the impacts of the Tax Act, the company revised its prior estimates and recorded $1.8 million and $3.9 million of net tax expense related to the Tax Act during the respective three and nine months ended September 29, 2018. The ultimate impact of the Tax Act may differ from the current estimates, possibly materially, due to changes in interpretations and assumptions the company has made, future guidance that may be issued and actions the company may take as a result of the law.
Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $0.8 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $1.5 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

Note 8: Short-term and Long-term Debt
Short-term and long-term debt as of September 29, 2018, and December 30, 2017, consisted of the following:

(Amounts in millions)	September 29, 2018	December 30, 2017
4.25% unsecured notes due 2018	$—	$250.0
6.70% unsecured notes due 2019	—	200.0
6.125% unsecured notes due 2021	250.0	250.0
3.25% unsecured notes due 2027	300.0	300.0
4.10% unsecured notes due 2048	400.0	—
Other debt*	159.3	186.8
	1,109.3	1,186.8
Less: notes payable and current maturities of long-term debt:
Current maturities of long-term debt	—	(250.0)
Commercial paper borrowings	(154.0)	(151.0)
Other notes	(10.5)	(32.2)
	(164.5)	(433.2)
Total long-term debt	$944.8	$753.6

*	Includes fair value adjustments related to interest rate swaps, debt discounts and debt issuance costs.
Notes payable and current maturities of long-term debt of $164.5 million as of September 29, 2018, included $154.0 million of commercial paper borrowings and $10.5 million of other notes. As of 2017 year end, notes payable and current maturities of long-term debt of $433.2 million included $250 million of unsecured 4.25% notes due on January 16, 2018 (the “2018 Notes”), that were repaid upon maturity in accordance with their terms, $151.0 million of commercial paper borrowings and $32.2 million of other notes. As of 2017 year end, $200 million of unsecured 6.70% notes due March 1, 2019 (the “2019 Notes”) were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2017 year-end balance sheet date.
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

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of September 29, 2018. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of September 29, 2018, the company’s actual ratios of 0.23 and 1.00, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100 million as of both September 29, 2018, and December 30, 2017.
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
In the first quarter of 2018, Snap-on settled the outstanding $300 million treasury lock after it was deemed to be an ineffective hedge related to the 2048 Notes which were issued in February 2018. The $13.3 million gain on the settlement of the treasury lock was recorded in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. As of September 29, 2018, no treasury locks were outstanding. The notional amount of treasury locks outstanding and designated as cash flow hedges as of December 30, 2017, was $300 million. See Note 15 for additional information on Other income (expense) - net.
In first quarter of 2017, Snap-on settled the $250 million treasury lock in conjunction with the February 2017 issuance of the 2027 Notes. The $14.9 million gain on the settlement of the treasury lock was recorded in Accumulated OCI and is being amortized over the term of the 2027 Notes and recognized as an adjustment to interest expense on the Condensed Consolidated Statements of Earnings.
Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of September 29, 2018, Snap-on had equity forwards in place intended to manage market risk with respect to 95,300 shares of Snap-on common stock associated with its deferred compensation plans.
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
Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	September 29, 2018		December 30, 2017
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,577.3	$1,820.7	$1,544.6	$1,791.5
Contract receivables – net	443.7	481.1	419.4	459.1
Long-term debt, notes payable and current maturities of long-term debt	1,109.3	1,112.1	1,186.8	1,235.6

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

•
The fair value of financial instruments, including trade and other accounts receivable, accounts payable and other financial instruments, approximates such instruments’ carrying value due to their short-term nature.

Note 10: Pension Plans
Snap-on’s net periodic pension cost included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost	$6.3	$5.6	$18.9	$16.8
Interest cost	13.2	13.9	39.6	41.8
Expected return on plan assets	(22.6)	(21.2)	(66.5)	(62.2)
Amortization of unrecognized loss	8.2	6.9	24.6	20.8
Amortization of prior service credit	(0.3)	(0.2)	(0.9)	(0.8)
Net periodic pension cost	$4.8	$5.0	$15.7	$16.4
The components of net periodic pension cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on Other income (expense) - net.
Snap-on intends to make contributions totaling $9.7 million to its foreign pension plans and $2.4 million to its domestic pension plans in 2018, as required by law. In the first nine months of 2018, Snap-on made $51.3 million of cash contributions to its domestic pension plans consisting of (i) $50.0 million of discretionary contributions and (ii) $1.3 million of required contributions. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2018.
Note 11: Postretirement Health Care Plans
Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Interest cost	$0.5	$0.5	$1.4	$1.5
Expected return on plan assets	(0.2)	(0.2)	(0.6)	(0.6)
Amortization of unrecognized gain	(0.1)	(0.1)	(0.3)	(0.2)
Net periodic postretirement health care cost	$0.2	$0.2	$0.5	$0.7

The components of net periodic postretirement health care cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on Other income (expense) - net.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan continue in accordance with their terms. As of September 29, 2018, the 2011 Plan had 2,638,001 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.
Net stock-based compensation expense was $8.0 million and $22.6 million for the respective three and nine months ended September 29, 2018, and $7.0 million and $21.4 million for the respective three and nine months ended September 30, 2017. Cash received from stock purchase and option plan exercises during the respective three and nine months ended September 29, 2018, totaled $25.8 million and $54.1 million. Cash received from stock purchase and option plan exercises during the respective three and nine months ended September 30, 2017, totaled $1.6 million and $36.2 million. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $4.5 million and $12.1 million for the respective three and nine months ended September 29, 2018, and $0.8 million and $12.9 million for the respective three and nine months ended September 30, 2017.

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
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the nine months ended September 29, 2018, and September 30, 2017, using the Black-Scholes valuation model; there were no stock options granted during the three months ended September 29, 2018, or September 30, 2017:

	Nine Months Ended
	September 29, 2018	September 30, 2017
Expected term of option (in years)	5.35	5.15
Expected volatility factor	20.08%	22.01%
Expected dividend yield	1.68%	1.63%
Risk-free interest rate	2.71%	1.78%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of stock option activity as of and for the nine months ended September 29, 2018, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2017	3,198	$115.30
Granted	515	161.18
Exercised	(496)	88.30
Forfeited or expired	(34)	159.17
Outstanding at September 29, 2018	3,183	126.45	6.4	$181.9
Exercisable at September 29, 2018	2,089	108.93	5.3	156.0

*	Weighted-average
The weighted-average grant date fair value of options granted during the nine months ended September 29, 2018, and September 30, 2017, was $30.21 and $31.13, respectively. The intrinsic value of options exercised was $18.1 million and $39.3 million during the respective three and nine months ended September 29, 2018, and $2.0 million and $23.4 million during the respective three and nine months ended September 30, 2017. The fair value of stock options vested was $16.0 million and $14.0 million during the respective nine months ended September 29, 2018, and September 30, 2017.

As of September 29, 2018, there was $22.1 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.
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
The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of performance awards granted during the nine months ended September 29, 2018, and September 30, 2017, was $161.18 and $168.70, respectively. PSUs related to 50,182 shares and 60,980 shares were paid out during the respective nine months ended September 29, 2018, and September 30, 2017. Earned PSUs are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes to the company’s non-vested performance awards during the nine months ended September 29, 2018, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at December 30, 2017	132	$149.93
Granted	87	161.18
Vested	—	—
Cancellations and other	(15)	160.21
Non-vested performance awards at September 29, 2018	204	153.99

*	Weighted-average
As of September 29, 2018, there was $13.5 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.

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
The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the nine months ended September 29, 2018, and September 30, 2017, using the Black-Scholes valuation model; there were no stock-settled SARs granted during the three months ended September 29, 2018, or September 30, 2017:

	Nine Months Ended
	September 29, 2018	September 30, 2017
Expected term of stock-settled SARs (in years)	3.58	3.99
Expected volatility factor	20.08%	19.39%
Expected dividend yield	1.63%	1.46%
Risk-free interest rate	2.40%	1.55%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes to the company’s stock-settled SARs during the nine months ended September 29, 2018, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2017	360	$138.63
Granted	89	161.18
Exercised	(24)	105.55
Forfeited or expired	(53)	129.40
Outstanding at September 29, 2018	372	147.41	7.6	$13.5
Exercisable at September 29, 2018	191	135.42	6.6	9.2

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the nine months ended September 29, 2018, and September 30, 2017, was $24.71 and $24.13, respectively. The intrinsic value of stock-settled SARs exercised was $1.2 million and $1.8 million during the respective three and nine months ended September 29, 2018, and zero and $0.5 million during the respective three and nine months ended September 30, 2017. The fair value of stock-settled SARs vested was $2.2 million and $2.1 million during the respective nine months ended September 29, 2018, and September 30, 2017.
As of September 29, 2018, there was $3.0 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.
The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the nine months ended September 29, 2018, and September 30, 2017, using the Black-Scholes valuation model; no cash-settled SARs were granted during the three months ended September 29, 2018, or September 30, 2017:

	Nine Months Ended
	September 29, 2018	September 30, 2017
Expected term of cash-settled SARs (in years)	3.01	3.38
Expected volatility factor	21.22%	19.58%
Expected dividend yield	1.70%	1.57%
Risk-free interest rate	2.88%	1.62%
The intrinsic value of cash-settled SARs exercised was $1.1 million and $3.2 million during the respective three and nine months ended September 29, 2018, and zero and $0.8 million during the respective three and nine months ended September 30, 2017. The fair value of cash-settled SARs vested was $0.1 million during both the nine months ended September 29, 2018, and September 30, 2017.
Changes to the company’s non-vested cash-settled SARs during the nine months ended September 29, 2018, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at December 30, 2017	5	$35.41
Granted	1	39.15
Vested	(3)	42.69
Non-vested cash-settled SARs at September 29, 2018	3	40.19

*	Weighted-average

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 29, 2018, there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.
Restricted Stock Awards – Non-employee Directors
The company awarded 6,975 shares and 6,966 shares of restricted stock to non-employee directors in the first nine months of 2018 and 2017, respectively. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.
Note 13: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Weighted-average common shares outstanding	56,260,432	57,200,880	56,447,218	57,643,948
Effect of dilutive securities	1,073,501	1,054,360	1,033,190	1,220,575
Weighted-average common shares outstanding, assuming dilution	57,333,933	58,255,240	57,480,408	58,864,523

The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of September 29, 2018, there were 689,665 awards outstanding that were anti-dilutive; as of September 30, 2017, there were 723,215 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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
Snap‑on’s product warranty accrual activity for the three and nine months ended September 29, 2018, and September 30, 2017, is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Warranty reserve:
Beginning of period	$17.5	$18.9	$17.2	$16.0
Additions	3.0	1.1	10.9	10.4
Usage	(3.3)	(2.2)	(10.9)	(8.6)
End of period	$17.2	$17.8	$17.2	$17.8
Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. The Condensed Consolidated Balance Sheets as of September 29, 2018, and December 30, 2017, included fiscal 2017 accruals of $30.9 million related to a judgment in a patent-related litigation matter, as well as $15.0 million related to a judgment in an employment-related litigation matter brought by an individual; both judgments are being appealed.
Although it is not possible to predict the outcome of these legal matters, management believes that the results of all legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.
Note 15: Other Income (Expense) – Net

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Interest income	$0.1	$—	$0.4	$0.2
Net foreign exchange loss	(1.8)	(2.0)	(4.2)	(5.7)
Net periodic pension and postretirement benefits (costs) – non-service	1.3	0.4	2.7	(0.3)
Settlement of treasury lock	—	—	13.3	—
Loss on early extinguishment of debt	—	—	(7.8)	—
Other	(0.6)	(0.1)	(3.2)	(0.2)
Total other income (expense) – net	$(1.0)	$(1.7)	$1.2	$(6.0)

Note 16: Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended September 29, 2018:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of June 30, 2018	$(141.0)	$12.9	$(249.2)	$(377.3)
Other comprehensive income before reclassifications	2.0	—	—	2.0
Amounts reclassified from Accumulated OCI	—	(0.4)	6.0	5.6
Net other comprehensive income (loss)	2.0	(0.4)	6.0	7.6
Balance as of September 29, 2018	$(139.0)	$12.5	$(243.2)	$(369.7)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the nine months ended September 29, 2018:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 30, 2017	$(82.5)	$14.5	$(261.0)	$(329.0)
Other comprehensive loss before reclassifications	(56.5)	(0.8)	—	(57.3)
Amounts reclassified from Accumulated OCI	—	(1.2)	17.8	16.6
Net other comprehensive income (loss)	(56.5)	(2.0)	17.8	(40.7)
Balance as of September 29, 2018	$(139.0)	$12.5	$(243.2)	$(369.7)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended September 30, 2017:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of July 1, 2017	$(130.2)	$14.6	$(281.4)	$(397.0)
Other comprehensive income before reclassifications	51.4	—	—	51.4
Amounts reclassified from Accumulated OCI	—	(0.5)	4.3	3.8
Net other comprehensive income (loss)	51.4	(0.5)	4.3	55.2
Balance as of September 30, 2017	$(78.8)	$14.1	$(277.1)	$(341.8)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the nine months ended September 30, 2017:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 31, 2016	$(217.7)	$9.2	$(290.0)	$(498.5)
Other comprehensive income before reclassifications	138.9	6.1	—	145.0
Amounts reclassified from Accumulated OCI	—	(1.2)	12.9	11.7
Net other comprehensive income	138.9	4.9	12.9	156.7
Balance as of September 30, 2017	$(78.8)	$14.1	$(277.1)	$(341.8)

The reclassifications out of Accumulated OCI for the three and nine month periods ended September 29, 2018, and September 30, 2017, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	Statement of Earnings Presentation
(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.4	$0.5	$1.2	$1.2	Interest expense
Income tax expense	—	—	—	—	Income tax expense
Net of tax	0.4	0.5	1.2	1.2

Amortization of net unrecognized losses and prior service credits	(7.8)	(6.6)	(23.4)	(19.8)	See footnote below*
Income tax benefit	1.8	2.3	5.6	6.9	Income tax expense
Net of tax	(6.0)	(4.3)	(17.8)	(12.9)
Total reclassifications for the period, net of tax	$(5.6)	$(3.8)	$(16.6)	$(11.7)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 10 and Note 11 for further information.

Note 17: Segments

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Snap-on evaluates the performance of its operating segments based on segment revenues, including both external and intersegment net sales, and segment operating earnings. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Corporate assets consist of cash and cash equivalents (excluding cash held at Financial Services), deferred income taxes and certain other assets. All significant intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results. See Note 1 for additional information on the retrospective adoption of ASU No. 2017-07 for the three and nine months ended September 30, 2017.
Financial Data by Segment:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales:
Commercial & Industrial Group	$330.2	$314.6	$999.6	$923.3
Snap-on Tools Group	389.8	392.7	1,206.4	1,215.9
Repair Systems & Information Group	314.4	333.5	994.5	990.4
Segment net sales	1,034.4	1,040.8	3,200.5	3,129.6
Intersegment eliminations	(136.3)	(137.0)	(412.3)	(417.3)
Total net sales	$898.1	$903.8	$2,788.2	$2,712.3
Financial Services revenue	82.0	79.0	247.0	233.5
Total revenues	$980.1	$982.8	$3,035.2	$2,945.8
Operating earnings:
Commercial & Industrial Group	$53.0	$50.3	$148.5	$135.2
Snap-on Tools Group	59.3	56.4	207.2	207.4
Repair Systems & Information Group	80.7	83.8	255.2	245.1
Financial Services	59.3	56.0	174.0	163.1
Segment operating earnings	252.3	246.5	784.9	750.8
Corporate	(19.9)	(37.8)	(67.0)	(81.1)
Operating earnings	$232.4	$208.7	$717.9	$669.7
Interest expense	(12.4)	(13.1)	(38.0)	(38.8)
Other income (expense) – net	(1.0)	(1.7)	1.2	(6.0)
Earnings before income taxes and equity earnings	$219.0	$193.9	$681.1	$624.9

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(Amounts in millions)	September 29, 2018	December 30, 2017
Assets:
Commercial & Industrial Group	$1,096.8	$1,113.9
Snap-on Tools Group	773.2	714.3
Repair Systems & Information Group	1,297.7	1,314.3
Financial Services	2,024.0	1,971.8
Total assets from reportable segments	$5,191.7	$5,114.3
Corporate	229.7	200.6
Elimination of intersegment receivables	(66.6)	(65.8)
Total assets	$5,354.8	$5,249.1

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
These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the effects of external negative factors, including adverse developments in world financial markets, developments related to tariffs and other trade issues or disputes, weakness in certain areas of the global economy (including as a result of the United Kingdom’s pending exit from the European Union), and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates, laws and regulations, and the impact of energy and raw material supply and pricing, including steel (as a result of recently imposed U.S. tariffs on certain steel imports or otherwise) and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and its ongoing implementation or reform), continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation, regulations or government-related developments or issues, risks associated with data security and technological systems and protections, potential reputational damages and costs related to litigation as well as an inability to assure that costs will be reduced or eliminated on appeal, and other world or local events outside Snap-on’s control, including terrorist disruptions. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.
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

The company’s accounting for the certain elements of the Tax Act was incomplete as of the period ended December 30, 2017, and remains incomplete as of September 29, 2018. However, the company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items. In connection with its initial analysis of the impact of the Tax Act, the company recorded a provisional discrete net tax expense of $7.0 million in the period ended December 30, 2017. This provisional estimate consists of a net expense of $13.7 million for the one-time transition tax and a net benefit of $6.7 million related to revaluation of deferred tax assets and liabilities, caused by the new lower corporate tax rate. To determine the transition tax, the company must determine the amount of post-1986 accumulated earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. While the company was able to make a reasonable estimate of the transition tax, it is continuing to gather additional information to more precisely compute the final amount. Likewise, while the company was able to make a reasonable estimate of the impact of the reduction to the corporate tax rate, its rate may be affected by other analyses related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. Due to the complexity of the new GILTI tax rules, the company is continuing to evaluate this provision of the Tax Act

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

and the application of ASC 740. Under GAAP, the company is allowed to make an accounting policy choice to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or (ii) factor in such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The company’s selection of an accounting policy with respect to the new GILTI tax rules is dependent on additional analysis and potential future modifications to existing structures, which are not currently known. The company has not made a policy decision regarding whether to record deferred taxes on GILTI. The company will continue to analyze the full effects of the Tax Act on its consolidated financial statements.

During the first nine months of 2018, the Internal Revenue Service issued new guidance affecting the computation of the company’s 2017 federal income tax liability. As a result of this new guidance and additional analysis of the impacts of the Tax Act, the company revised its prior estimates and recorded $1.8 million and $3.9 million of net tax expense related to the Tax Act during the respective three and nine months ended September 29, 2018. The ultimate impact of the Tax Act may differ from the current estimates, possibly materially, due to changes in interpretations and assumptions the company has made, future guidance that may be issued and actions the company may take as a result of the law.

Impact of ASU No. 2017-07

At the beginning of fiscal 2018, Snap-on adopted ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires changes to be applied retrospectively; as such, prior periods have been adjusted to reflect this adoption. See Note 1 to the Condensed Consolidated Financial Statements for further information on the effects of adoption of this ASU on the Company’s Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

RESULTS OF OPERATIONS
Results of operations for the three months ended September 29, 2018, and September 30, 2017, are as follows:

	Three Months Ended
(Amounts in millions)	September 29, 2018		September 30, 2017		Change
Net sales	$898.1	100.0%	$903.8	100.0%	$(5.7)	(0.6)%
Cost of goods sold	(444.2)	(49.5)%	(455.0)	(50.3)%	10.8	2.4%
Gross profit	453.9	50.5%	448.8	49.7%	5.1	1.1%
Operating expenses	(280.8)	(31.2)%	(296.1)	(32.8)%	15.3	5.2%
Operating earnings before financial services	173.1	19.3%	152.7	16.9%	20.4	13.4%

Financial services revenue	82.0	100.0%	79.0	100.0%	3.0	3.8%
Financial services expenses	(22.7)	(27.7)%	(23.0)	(29.1)%	0.3	1.3%
Operating earnings from financial services	59.3	72.3%	56.0	70.9%	3.3	5.9%

Operating earnings	232.4	23.7%	208.7	21.2%	23.7	11.4%
Interest expense	(12.4)	(1.3)%	(13.1)	(1.4)%	0.7	5.3%
Other income (expense) – net	(1.0)	(0.1)%	(1.7)	(0.1)%	0.7	NM
Earnings before income taxes and equity earnings	219.0	22.3%	193.9	19.7%	25.1	12.9%
Income tax expense	(51.5)	(5.2)%	(57.2)	(5.8)%	5.7	10.0%
Earnings before equity earnings (loss)	167.5	17.1%	136.7	13.9%	30.8	22.5%
Equity earnings (loss), net of tax	(0.1)	—	0.4	—	(0.5)	NM
Net earnings	167.4	17.1%	137.1	13.9%	30.3	22.1%
Net earnings attributable to noncontrolling interests	(4.2)	(0.4)%	(3.7)	(0.3)%	(0.5)	(13.5)%
Net earnings attributable to Snap-on Inc.	$163.2	16.7%	$133.4	13.6%	$29.8	22.3%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $898.1 million in the third quarter of 2018 were down $5.7 million, or 0.6%, from 2017 levels, reflecting a $5.4 million, or 0.6%, increase in organic sales (a non-GAAP financial measure that excludes acquisition-related sales and the impact of foreign currency translation), $1.4 million of acquisition-related sales, and $12.5 million of unfavorable foreign currency translation. Snap‑on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.
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

Gross profit of $453.9 million in the third quarter of 2018 compared to $448.8 million last year. Gross margin (gross profit as a percentage of net sales) of 50.5% in the quarter improved 80 basis points (100 basis points (“bps”) equals 1.0 percent) from 49.7% last year primarily as a result of a shift in sales mix, savings from the company’s “Rapid Continuous Improvement” or “RCI” initiatives and 30 bps of favorable foreign currency effects, partially offset by higher material and other costs.

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

Operating expenses of $280.8 million in the third quarter of 2018 compared to $296.1 million last year, as 2017 included a $15.0 million charge related to a judgment in an employment-related litigation matter that is being appealed (the “legal charge”). The operating expense margin (operating expenses as a percentage of net sales) of 31.2% improved 160 bps from 32.8% last year, which included 170 bps from the legal charge.
Operating earnings before financial services of $173.1 million in the third quarter of 2018, including $0.4 million of favorable foreign currency effects, increased $20.4 million, or 13.4%, as compared to $152.7 million last year, which included $15.0 million for the legal charge. As a percentage of net sales, operating earnings before financial services of 19.3% compared to 16.9% last year.
Financial services revenue of $82.0 million in the third quarter of 2018 compared to revenue of $79.0 million last year. Financial services operating earnings of $59.3 million in the third quarter of 2018, including $0.2 million of unfavorable foreign currency effects, increased $3.3 million, or 5.9%, as compared to $56.0 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.
Operating earnings of $232.4 million in the third quarter of 2018, including $0.2 million of favorable foreign currency effects, increased $23.7 million, or 11.4%, from $208.7 million last year, which included $15.0 million for the legal charge. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 23.7% in the quarter compared to 21.2% last year.
Interest expense was $12.4 million and $13.1 million in the respective third quarters of 2018 and 2017. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net was expense of $1.0 million and $1.7 million in the respective third quarters of 2018 and 2017. Other income (expense) – net includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.
Snap-on’s 2018 third quarter effective income tax rate on earnings attributable to Snap-on was 24.0%, including a 90 bps charge related to newly issued guidance associated with the Tax Act (the “tax charge”), as compared to 30.1% in 2017, which included a 60 bps benefit from the legal charge. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on of $163.2 million, or $2.85 per diluted share, in the third quarter of 2018, including $1.8 million, or $0.03 per diluted share, for the tax charge, increased $29.8 million, or $0.56 per diluted share, from 2017 levels. Net earnings attributable to Snap-on in the third quarter of 2017 were $133.4 million, or $2.29 per diluted share, which included $9.3 million, or $0.16 per diluted share, for the after-tax legal charge.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

	Nine Months Ended
(Amounts in millions)	September 29, 2018		September 30, 2017		Change
Net sales	$2,788.2	100.0%	$2,712.3	100.0%	$75.9	2.8%
Cost of goods sold	(1,375.6)	(49.3)%	(1,352.0)	(49.8)%	(23.6)	(1.7)%
Gross profit	1,412.6	50.7%	1,360.3	50.2%	52.3	3.8%
Operating expenses	(868.7)	(31.2)%	(853.7)	(31.5)%	(15.0)	(1.8)%
Operating earnings before financial services	543.9	19.5%	506.6	18.7%	37.3	7.4%

Financial services revenue	247.0	100.0%	233.5	100.0%	13.5	5.8%
Financial services expenses	(73.0)	(29.6)%	(70.4)	(30.1)%	(2.6)	(3.7)%
Operating earnings from financial services	174.0	70.4%	163.1	69.9%	10.9	6.7%

Operating earnings	717.9	23.7%	669.7	22.7%	48.2	7.2%
Interest expense	(38.0)	(1.3)%	(38.8)	(1.3)%	0.8	2.1%
Other income (expense) – net	1.2	—	(6.0)	(0.2)%	7.2	NM
Earnings before income taxes and equity earnings	681.1	22.4%	624.9	21.2%	56.2	9.0%
Income tax expense	(164.9)	(5.4)%	(187.1)	(6.3)%	22.2	11.9%
Earnings before equity earnings	516.2	17.0%	437.8	14.9%	78.4	17.9%
Equity earnings, net of tax	0.7	—	1.2	—	(0.5)	NM
Net earnings	516.9	17.0%	439.0	14.9%	77.9	17.7%
Net earnings attributable to noncontrolling interests	(12.0)	(0.4)%	(10.8)	(0.4)%	(1.2)	(11.1)%
Net earnings attributable to Snap-on Inc.	$504.9	16.6%	$428.2	14.5%	$76.7	17.9%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $2,788.2 million in the first nine months of 2018 increased $75.9 million, or 2.8%, from 2017 levels, reflecting a $24.7 million, or 0.9%, increase in organic sales, $23.8 million of acquisition-related sales, and $27.4 million of favorable foreign currency translation.

Gross profit of $1,412.6 million in the first nine months of 2018 compared to $1,360.3 million last year. Gross margin of 50.7% improved 50 bps from 50.2% last year primarily as a result of a shift in sales that included increased volumes of higher gross margin products and savings from the company’s RCI initiatives, partially offset by higher material and other costs.

Operating expenses of $868.7 million in the first nine months of 2018 compared to $853.7 million last year, which included $15.0 million for the legal charge. The operating expense margin of 31.2% compared to 31.5% last year, which included 50 bps from the legal charge.
Operating earnings before financial services of $543.9 million in the first nine months of 2018, including $8.6 million of favorable foreign currency effects, increased $37.3 million, or 7.4%, as compared to $506.6 million last year, which included $15.0 million for the legal charge. As a percentage of net sales, operating earnings before financial services of 19.5%, compared to 18.7% last year.
Financial services revenue of $247.0 million in the first nine months of 2018 compared to revenue of $233.5 million last year. Financial services operating earnings of $174.0 million in 2018, including $0.6 million of favorable foreign currency effects, increased $10.9 million, or 6.7%, as compared to $163.1 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Operating earnings of $717.9 million in the first nine months of 2018, including $9.2 million of favorable foreign currency effects, increased $48.2 million, or 7.2%, from $669.7 million last year, which included $15.0 million for the legal charge. As a percentage of revenues, operating earnings of 23.7% improved 100 bps from 22.7% last year.
Interest expense was $38.0 million and $38.8 million in the respective first nine months of 2018 and 2017. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net was income of $1.2 million and expense of $6.0 million in the respective first nine months of 2018 and 2017. Other income (expense) – net in fiscal 2018 includes a net gain of $5.5 million associated with a treasury lock settlement gain of $13.3 million related to the issuance of debt, partially offset by $7.8 million of expense related to the early extinguishment of debt (collectively, the “net debt items”). Other income (expense) - net also includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.
In the first nine months of 2018, Snap-on’s effective income tax rate on earnings attributable to Snap-on was 24.6%, including 50 bps related to the tax charge, as compared to 30.5% in 2017, which included a 20 bps benefit from the legal charge. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on of $504.9 million, or $8.78 per diluted share, in the first nine months of 2018, including $4.1 million, or $0.07 per diluted share of benefit from the after-tax net debt items, and $3.9 million, or $0.07 per diluted share for the tax charge, increased $76.7 million, or $1.51 per diluted share, from 2017 levels. Net earnings attributable to Snap-on in the first nine months of 2017 were $428.2 million, or $7.27 per diluted share, which included $9.3 million, or $0.16 per diluted share, for the after-tax legal charge.

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	September 29, 2018		September 30, 2017		Change
External net sales	$255.7	77.4%	$250.8	79.7%	$4.9	2.0%
Intersegment net sales	74.5	22.6%	63.8	20.3%	10.7	16.8%
Segment net sales	330.2	100.0%	314.6	100.0%	15.6	5.0%
Cost of goods sold	(199.3)	(60.4)%	(187.8)	(59.7)%	(11.5)	(6.1)%
Gross profit	130.9	39.6%	126.8	40.3%	4.1	3.2%
Operating expenses	(77.9)	(23.5)%	(76.5)	(24.3)%	(1.4)	(1.8)%
Segment operating earnings	$53.0	16.1%	$50.3	16.0%	$2.7	5.4%
Segment net sales of $330.2 million in the third quarter of 2018 increased $15.6 million, or 5.0%, from 2017 levels, reflecting a $20.7 million, or 6.7%, organic sales gain and $1.4 million of acquisition-related sales, partially offset by $6.5 million of unfavorable foreign currency translation. The organic sales increase primarily includes a double-digit gain in sales of power tools, a high single-digit gain in sales in the segment’s Asia Pacific operations, a mid single-digit sales gain to customers in critical industries, and slightly higher sales in the segment’s European-based hand tools business.
Segment gross profit of $130.9 million in the third quarter of 2018 compared to $126.8 million last year. Third quarter gross margin of 39.6% in 2018 declined 70 bps from 40.3% in 2017 primarily due to higher sales volumes of lower gross margin products, and higher material and other costs, partially offset by benefits from the company’s RCI initiatives and 30 bps of favorable foreign currency effects.
Segment operating expenses of $77.9 million in the third quarter of 2018 compared to $76.5 million last year. The operating expense margin of 23.5% in 2018 improved 80 bps from 24.3% in 2017 primarily as a result of sales volume leverage.
As a result of these factors, segment operating earnings of $53.0 million in the third quarter of 2018, including $0.3 million of unfavorable foreign currency effects, increased $2.7 million from 2017 levels. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 16.1% in 2018, including 20 bps of favorable foreign currency effects, compared to 16.0% in 2017.

	Nine Months Ended
(Amounts in millions)	September 29, 2018		September 30, 2017		Change
External net sales	$781.6	78.2%	$712.9	77.2%	$68.7	9.6%
Intersegment net sales	218.0	21.8%	210.4	22.8%	7.6	3.6%
Segment net sales	999.6	100.0%	923.3	100.0%	76.3	8.3%
Cost of goods sold	(606.4)	(60.7)%	(558.9)	(60.5)%	(47.5)	(8.5)%
Gross profit	393.2	39.3%	364.4	39.5%	28.8	7.9%
Operating expenses	(244.7)	(24.4)%	(229.2)	(24.9)%	(15.5)	(6.8)%
Segment operating earnings	$148.5	14.9%	$135.2	14.6%	$13.3	9.8%
Segment net sales of $999.6 million in the first nine months of 2018 increased $76.3 million, or 8.3%, from 2017 levels, reflecting a $40.6 million, or 4.3%, organic sales gain, $23.1 million of acquisition-related sales, and $12.6 million of favorable foreign currency translation. The organic sales increase primarily includes a mid single-digit gain in sales to customers in critical industries, low single-digit gains in sales in the segment’s Asia Pacific and power tools operations, and slightly higher sales in the segment’s European-based hand tools business.
Segment gross profit of $393.2 million in the first nine months of 2018 compared to $364.4 million last year. Gross margin of 39.3% in 2018 declined 20 bps from 39.5% in 2017 primarily due to higher material and other costs and 20 bps of unfavorable foreign currency effects, partially offset by benefits from the company’s RCI initiatives.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Segment operating expenses of $244.7 million in the first nine months of 2018 compared to $229.2 million last year. The operating expense margin of 24.4% in 2018 improved 50 bps from 24.9% in 2017, as benefits from higher sales volumes were partially offset by 10 bps of unfavorable foreign currency effects.
As a result of these factors, segment operating earnings of $148.5 million in the first nine months of 2018, including $1.0 million of unfavorable foreign currency effects, increased $13.3 million from 2017 levels. Operating margin for the Commercial & Industrial Group of 14.9% in 2018, including 30 bps of unfavorable foreign currency effects, compared to 14.6% in 2017.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	September 29, 2018		September 30, 2017		Change
Segment net sales	$389.8	100.0%	$392.7	100.0%	$(2.9)	(0.7)%
Cost of goods sold	(220.0)	(56.4)%	(228.5)	(58.2)%	8.5	3.7%
Gross profit	169.8	43.6%	164.2	41.8%	5.6	3.4%
Operating expenses	(110.5)	(28.4)%	(107.8)	(27.4)%	(2.7)	(2.5)%
Segment operating earnings	$59.3	15.2%	$56.4	14.4%	$2.9	5.1%

Segment net sales of $389.8 million in the third quarter of 2018 were down $2.9 million, or 0.7%, from 2017 levels, reflecting a $0.3 million, or 0.1%, organic sales increase, more than offset by $3.2 million of unfavorable foreign currency translation. The organic sales increase includes a low single-digit increase in the company’s U.S. franchise operations, largely offset by a high single-digit decline in the company’s international franchise operations.
Segment gross profit of $169.8 million in the third quarter of 2018 compared to $164.2 million last year. Gross margin of 43.6% improved 180 bps from 41.8% last year primarily due to 50 bps of favorable foreign currency effects, increased sales of higher gross margin products and benefits from the company’s RCI initiatives.
Segment operating expenses of $110.5 million in the third quarter of 2018 compared to $107.8 million last year. The operating expense margin of 28.4% increased 100 bps from 27.4% last year primarily due to higher costs and 10 bps of unfavorable foreign currency effects.
As a result of these factors, segment operating earnings of $59.3 million in the third quarter of 2018, including $1.3 million of favorable foreign currency effects, increased $2.9 million from 2017 levels. Operating margin for the Snap-on Tools Group of 15.2% in the third quarter of 2018 compared to 14.4% last year.

	Nine Months Ended
(Amounts in millions)	September 29, 2018		September 30, 2017		Change
Segment net sales	$1,206.4	100.0%	$1,215.9	100.0%	$(9.5)	(0.8)%
Cost of goods sold	(667.1)	(55.3)%	(691.0)	(56.8)%	23.9	3.5%
Gross profit	539.3	44.7%	524.9	43.2%	14.4	2.7%
Operating expenses	(332.1)	(27.5)%	(317.5)	(26.1)%	(14.6)	(4.6)%
Segment operating earnings	$207.2	17.2%	$207.4	17.1%	$(0.2)	(0.1)%

Segment net sales of $1,206.4 million in the first nine months of 2018 were down $9.5 million, or 0.8%, from 2017 levels, reflecting a $17.2 million, or 1.4%, organic sales decline, partially offset by $7.7 million of favorable foreign currency translation. The organic sales decline includes low single-digit decreases in both the company’s U.S. and international franchise operations.
Segment gross profit of $539.3 million in the first nine months of 2018 compared to $524.9 million last year. Gross margin of 44.7% improved 150 bps from 43.2% last year primarily due to 60 bps of favorable foreign currency effects, increased sales of higher gross margin products and benefits from the company’s RCI initiatives.
Segment operating expenses of $332.1 million in the first nine months of 2018 compared to $317.5 million last year. The operating expense margin of 27.5% increased 140 bps from 26.1% last year primarily due to higher costs and the effect of the lower sales.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

As a result of these factors, segment operating earnings of $207.2 million in the first nine months of 2018, including $9.1 million of favorable foreign currency effects, decreased $0.2 million from 2017 levels. Operating margin for the Snap-on Tools Group of 17.2% in the first nine months of 2018 compared to 17.1% last year.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	September 29, 2018		September 30, 2017		Change
External net sales	$252.6	80.3%	$260.3	78.1%	$(7.7)	(3.0)%
Intersegment net sales	61.8	19.7%	73.2	21.9%	(11.4)	(15.6)%
Segment net sales	314.4	100.0%	333.5	100.0%	(19.1)	(5.7)%
Cost of goods sold	(161.2)	(51.3)%	(175.7)	(52.7)%	14.5	8.3%
Gross profit	153.2	48.7%	157.8	47.3%	(4.6)	(2.9)%
Operating expenses	(72.5)	(23.0)%	(74.0)	(22.2)%	1.5	2.0%
Segment operating earnings	$80.7	25.7%	$83.8	25.1%	$(3.1)	(3.7)%
Segment net sales of $314.4 million in the third quarter of 2018 decreased $19.1 million, or 5.7%, from 2017 levels, reflecting a $15.9 million, or 4.8%, organic sales decline and $3.2 million of unfavorable foreign currency translation. The organic sales decrease includes a high single-digit decline in sales of diagnostic and repair information products to independent repair shop owners and managers, and a mid single-digit decrease in sales to OEM dealerships, while sales of undercar equipment were essentially flat.
Segment gross profit of $153.2 million in the third quarter of 2018 compared to $157.8 million last year. Gross margin of 48.7% improved 140 bps from 47.3% last year primarily as a result of a shift in sales that included lower volumes of lower gross margin products and benefits from the company’s RCI initiatives.
Segment operating expenses of $72.5 million in the third quarter of 2018 compared to $74.0 million last year. The operating expense margin of 23.0% increased 80 bps from 22.2% last year primarily due to the effect of lower sales volumes.

As a result of these factors, segment operating earnings of $80.7 million in the third quarter of 2018, including $0.6 million of unfavorable foreign currency effects, decreased $3.1 million from 2017 levels. Operating margin for the Repair Systems & Information Group of 25.7% in the third quarter of 2018 improved 60 bps from 25.1% last year.

	Nine Months Ended
(Amounts in millions)	September 29, 2018		September 30, 2017		Change
External net sales	$800.2	80.5%	$783.5	79.1%	$16.7	2.1%
Intersegment net sales	194.3	19.5%	206.9	20.9%	(12.6)	(6.1)%
Segment net sales	994.5	100.0%	990.4	100.0%	4.1	0.4%
Cost of goods sold	(514.4)	(51.7)%	(519.4)	(52.4)%	5.0	1.0%
Gross profit	480.1	48.3%	471.0	47.6%	9.1	1.9%
Operating expenses	(224.9)	(22.6)%	(225.9)	(22.9)%	1.0	0.4%
Segment operating earnings	$255.2	25.7%	$245.1	24.7%	$10.1	4.1%
Segment net sales of $994.5 million in the first nine months of 2018 increased $4.1 million, or 0.4%, from 2017 levels, reflecting a $7.4 million, or 0.7%, organic sales decline, offset by $0.7 million of acquisition-related sales and $10.8 million of favorable foreign currency translation. The organic sales decrease includes low single-digit declines in both sales of undercar equipment and to OEM dealerships, partially offset by a low single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers.
Segment gross profit of $480.1 million in the first nine months of 2018 compared to $471.0 million last year. Gross margin of 48.3% improved 70 bps from 47.6% last year primarily as a result of a shift in sales that included increased volumes of higher gross margin products and benefits from the company’s RCI initiatives, partially offset by 20 bps of unfavorable foreign currency effects.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Segment operating expenses of $224.9 million in the first nine months of 2018 compared to $225.9 million last year. The operating expense margin of 22.6% improved 30 bps from 22.9% last year primarily due to benefits from RCI initiatives, partially offset by the effects of lower sales volumes.

As a result of these factors, segment operating earnings of $255.2 million in the first nine months of 2018, including $0.5 million of favorable foreign currency effects, increased $10.1 million from 2017 levels. Operating margin for the Repair Systems & Information Group of 25.7% in the first nine months of 2018 improved 100 bps from 24.7% last year.

Financial Services

	Three Months Ended
(Amounts in millions)	September 29, 2018		September 30, 2017		Change
Financial services revenue	$82.0	100.0%	$79.0	100.0%	$3.0	3.8%
Financial services expenses	(22.7)	(27.7)%	(23.0)	(29.1)%	0.3	1.3%
Segment operating earnings	$59.3	72.3%	$56.0	70.9%	$3.3	5.9%
Financial services revenue of $82.0 million in the third quarter of 2018 increased $3.0 million, or 3.8%, from $79.0 million last year primarily due to $4.0 million of higher revenue as a result of growth of the company’s financial services portfolio, partially offset by $1.0 million of decreased revenue from lower average yields on finance receivables. In the third quarter, the average yield on finance receivables was 17.7% for 2018 and 17.9% for 2017, and the average yield on contract receivables was 9.2% for both 2018 and 2017. Originations of $267.0 million in the third quarter of 2018 decreased $4.8 million, or 1.8%, from 2017 levels.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses of $22.7 million in the third quarter of 2018 decreased $0.3 million from $23.0 million last year primarily due to an increase in the size of the portfolio, more than offset by a lower rate of provisions for credit losses. As a percentage of the average financial services portfolio, financial services expenses were 1.1% and 1.2% in the respective third quarters of 2018 and 2017.
Financial services operating earnings of $59.3 million in the third quarter of 2018, including $0.2 million of unfavorable foreign currency effects, increased $3.3 million, or 5.9%, from 2017 levels.

	Nine Months Ended
(Amounts in millions)	September 29, 2018		September 30, 2017		Change
Financial services revenue	$247.0	100.0%	$233.5	100.0%	$13.5	5.8%
Financial services expenses	(73.0)	(29.6)%	(70.4)	(30.1)%	(2.6)	(3.7)%
Segment operating earnings	$174.0	70.4%	$163.1	69.9%	$10.9	6.7%
Financial services revenue of $247.0 million in the first nine months of 2018 increased $13.5 million, or 5.8%, from $233.5 million last year primarily due to $15.8 million of higher revenue as a result of growth of the company’s financial services portfolio, partially offset by $2.3 million of decreased revenue from lower average yields on finance receivables. In the first nine months, the average yield on finance receivables was 17.8% for 2018 and 17.9% for 2017, and the average yield on contract receivables was 9.2% for both 2018 and 2017. Originations of $790.4 million in the first nine months of 2018 decreased $16.6 million, or 2.1%, from 2017 levels.

Financial services expenses of $73.0 million in the first nine months of 2018 increased $2.6 million from $70.4 million last year primarily due to changes in both the size of the portfolio and in the provisions for credit losses. As a percentage of the average financial services portfolio, financial services expenses were 3.6% and 3.7% in the respective first nine months of 2018 and 2017.
Financial services operating earnings of $174.0 million in the first nine months of 2018, including $0.6 million of favorable foreign currency effects, increased $10.9 million, or 6.7%, from 2017 levels.

See Note 4 to the Condensed Consolidated Financial Statements for further information on financial services.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Corporate
Snap-on’s third quarter 2018 general corporate expenses of $19.9 million decreased $17.9 million from $37.8 million last year, which included $15.0 million for the legal charge.

Snap-on’s general corporate expenses in the first nine months of 2018 of $67.0 million decreased $14.1 million from $81.1 million last year, which included $15.0 million for the legal charge.
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
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings Information for the three months ended September 29, 2018, and September 30, 2017, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$898.1	$903.8	$—	$—
Cost of goods sold	(444.2)	(455.0)	—	—
Gross profit	453.9	448.8	—	—
Operating expenses	(280.8)	(296.1)	—	—
Operating earnings before financial services	173.1	152.7	—	—

Financial services revenue	—	—	82.0	79.0
Financial services expenses	—	—	(22.7)	(23.0)
Operating earnings from financial services	—	—	59.3	56.0

Operating earnings	173.1	152.7	59.3	56.0
Interest expense	(12.3)	(13.1)	(0.1)	—
Intersegment interest income (expense) – net	16.8	17.7	(16.8)	(17.7)
Other income (expense) – net	(1.0)	(1.7)	—	—
Earnings before income taxes and equity earnings	176.6	155.6	42.4	38.3
Income tax expense	(40.7)	(43.2)	(10.8)	(14.0)
Earnings before equity earnings (loss)	135.9	112.4	31.6	24.3
Financial services – net earnings attributable to Snap-on	31.6	24.3	—	—
Equity earnings (loss), net of tax	(0.1)	0.4	—	—
Net earnings	167.4	137.1	31.6	24.3
Net earnings attributable to noncontrolling interests	(4.2)	(3.7)	—	—
Net earnings attributable to Snap-on	$163.2	$133.4	$31.6	$24.3
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data - Supplemental Condensed Statements of Earnings Information for the nine months ended September 29, 2018, and September 30, 2017, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$2,788.2	$2,712.3	$—	$—
Cost of goods sold	(1,375.6)	(1,352.0)	—	—
Gross profit	1,412.6	1,360.3	—	—
Operating expenses	(868.7)	(853.7)	—	—
Operating earnings before financial services	543.9	506.6	—	—

Financial services revenue	—	—	247.0	233.5
Financial services expenses	—	—	(73.0)	(70.4)
Operating earnings from financial services	—	—	174.0	163.1

Operating earnings	543.9	506.6	174.0	163.1
Interest expense	(37.7)	(38.6)	(0.3)	(0.2)
Intersegment interest income (expense) – net	52.9	53.1	(52.9)	(53.1)
Other income (expense) – net	1.1	(6.0)	0.1	—
Earnings before income taxes and equity earnings	560.2	515.1	120.9	109.8
Income tax expense	(133.7)	(146.6)	(31.2)	(40.5)
Earnings before equity earnings	426.5	368.5	89.7	69.3
Financial services – net earnings attributable to Snap-on	89.7	69.3	—	—
Equity earnings, net of tax	0.7	1.2	—	—
Net earnings	516.9	439.0	89.7	69.3
Net earnings attributable to noncontrolling interests	(12.0)	(10.8)	—	—
Net earnings attributable to Snap-on	$504.9	$428.2	$89.7	$69.3
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet Information as of September 29, 2018, and December 30, 2017, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 29, 2018	December 30, 2017	September 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$122.0	$91.8	$0.2	$0.2
Intersegment receivables	19.8	17.1	—	—
Trade and other accounts receivable – net	678.2	674.9	0.5	0.7
Finance receivables – net	—	—	519.0	505.4
Contract receivables – net	6.8	9.4	98.8	87.4
Inventories – net	690.6	638.8	—	—
Prepaid expenses and other assets	105.4	117.6	0.8	0.7
Total current assets	1,622.8	1,549.6	619.3	594.4
Property and equipment – net	489.2	482.4	1.8	2.0
Investment in Financial Services	325.6	317.4	—	—
Deferred income tax assets	33.8	25.2	18.2	26.8
Intersegment long-term notes receivable	683.3	583.7	—	—
Long-term finance receivables – net	—	—	1,058.3	1,039.2
Long-term contract receivables – net	11.8	13.2	326.3	309.4
Goodwill	913.9	924.1	—	—
Other intangibles – net	237.8	253.7	—	—
Other assets	58.6	63.1	0.1	—
Total assets	$4,376.8	$4,212.4	$2,024.0	$1,971.8
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet Information (continued):

	Operations*		Financial Services
(Amounts in millions)	September 29, 2018	December 30, 2017	September 29, 2018	December 30, 2017
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$164.5	$183.2	$—	$250.0
Accounts payable	196.5	177.1	1.1	1.1
Intersegment payables	—	—	19.8	17.1
Accrued benefits	49.8	55.8	—	—
Accrued compensation	69.4	67.8	3.3	3.7
Franchisee deposits	76.8	66.5	—	—
Other accrued liabilities	372.4	366.0	30.7	29.7
Total current liabilities	929.4	916.4	54.9	301.6
Long-term debt and intersegment long-term	—	—	1,628.1	1,337.3
Deferred income tax liabilities	27.3	28.4	—	—
Retiree health care benefits	33.7	36.0	—	—
Pension liabilities	92.8	158.9	—	—
Other long-term liabilities	109.5	100.4	15.4	15.5
Total liabilities	1,192.7	1,240.1	1,698.4	1,654.4
Total shareholders’ equity attributable to Snap-on Inc.	3,164.4	2,953.9	325.6	317.4
Noncontrolling interests	19.7	18.4	—	—
Total equity	3,184.1	2,972.3	325.6	317.4
Total liabilities and equity	$4,376.8	$4,212.4	$2,024.0	$1,971.8
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
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on October 12, 2018, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
As of September 29, 2018, working capital (current assets less current liabilities) of $1,257.8 million increased $331.8 million from $926.0 million as of December 30, 2017 (fiscal 2017 year end) primarily as a result of the net changes in working capital discussed below.
The following represents the company’s working capital position as of September 29, 2018, and December 30, 2017:

(Amounts in millions)	September 29, 2018	December 30, 2017
Cash and cash equivalents	$122.2	$92.0
Trade and other accounts receivable – net	678.7	675.6
Finance receivables – net	519.0	505.4
Contract receivables – net	105.6	96.8
Inventories – net	690.6	638.8
Prepaid expenses and other assets	98.5	110.7
Total current assets	2,214.6	2,119.3

Notes payable and current maturities of long-term debt	(164.5)	(433.2)
Accounts payable	(197.6)	(178.2)
Other current liabilities	(594.7)	(581.9)
Total current liabilities	(956.8)	(1,193.3)
Total working capital	$1,257.8	$926.0
Cash and cash equivalents of $122.2 million as of September 29, 2018, increased $30.2 million from 2017 year-end levels primarily due to (i) $564.0 million of cash from collections of finance receivables; (ii) $548.6 million of cash generated from operations; (iii) $395.4 million of net proceeds from the issuance of the 2048 Notes; and (iv) $54.1 million of cash proceeds from stock purchase and option plan exercises. These increases in cash and cash equivalents were partially offset by (i) the funding of $643.5 million of new finance receivables; (ii) the repayment of $250 million of the 2018 Notes; (iii) the repayment of $200 million of the 2019 Notes; (iv) the repurchase of 1,139,000 shares of the company’s common stock for $184.4 million; (v) dividend payments to shareholders of $138.9 million; (vi) the funding of $68.5 million of capital expenditures; (vii) $15.9 million of net repayments of notes payable and other short-term borrowings; (viii) the $7.8 million loss on early extinguishment of debt; and (ix) the funding of $3.0 million for acquisitions.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Of the $122.2 million of cash and cash equivalents as of September 29, 2018, $104.7 million was held outside of the United States. Snap‑on maintains non-U.S. funds in its foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Act generally eliminates U.S. federal taxation on dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.
Trade and other accounts receivable – net of $678.7 million as of September 29, 2018, increased $3.1 million from 2017 year-end levels, including $0.2 million of receivables related to the Fastorq acquisition and $14.5 million of unfavorable foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) were 65 days and 66 days at September 29, 2018, and December 30, 2017, respectively.
The current portions of net finance and contract receivables of $624.6 million as of September 29, 2018, compared to $602.2 million at 2017 year end. The long-term portions of net finance and contract receivables of $1,396.4 million as of September 29, 2018, compared to $1,361.8 million at 2017 year end. The combined $57.0 million increase in net current and long-term finance and contract receivables over 2017 year-end levels is primarily due to continued growth of the company’s financial services portfolio, partially offset by $7.3 million of foreign currency translation.
Inventories – net of $690.6 million as of September 29, 2018, increased $51.8 million from 2017 year-end levels primarily due to $20.9 million related to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), continued support for higher customer demand and new product introductions, as well as $0.6 million of inventories related to the Fastorq acquisition, partially offset by $15.7 million of foreign currency translation. For additional information on Topic 606, see Note 2 to the Condensed Consolidated Financial Statements. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 2.8 turns and 3.2 turns as of September 29, 2018, and December 30, 2017, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 61% of total inventories as of both September 29, 2018, and December 30, 2017. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $77.4 million and $75.1 million as of September 29, 2018, and December 30, 2017, respectively.
Notes payable and current maturities of long-term debt of $164.5 million as of September 29, 2018, included $154.0 million of commercial paper borrowings and $10.5 million of other notes. As of 2017 year end, notes payable and current maturities of long-term debt of $433.2 million included $250 million of the 2018 Notes (which were repaid upon maturity in January 2018), $151.0 million of commercial paper borrowings and $32.2 million of other notes. As of 2017 year end, the 2019 Notes, which were redeemed and repaid in the first quarter of 2018, were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2017 year-end balance sheet date.
Accounts payable of $197.6 million as of September 29, 2018, increased $19.4 million from 2017 year-end levels primarily due to the timing of payments, partially offset by $3.4 million of foreign currency translation.
Other accrued liabilities of $395.4 million as of September 29, 2018, increased $7.3 million from 2017 year-end levels primarily due to $23.3 million related to the adoption of Topic 606 and higher income tax accruals, partially offset by $5.4 million of foreign currency translation. For additional information on Topic 606, see Note 2 to the Condensed Consolidated Financial Statements.

Long-term debt of $944.8 million as of September 29, 2018, consisted of: (i) $250 million of unsecured 6.125% notes that mature in 2021 (the “2021 Notes”); (ii) $300 million of unsecured 3.25% notes that mature in 2027 (the “2027 Notes”); and (iii) $400 million of the 2048 Notes, partially offset by $5.2 million of fair value adjustments related to interest rate swaps, debt discounts and debt issuance costs. Long-term debt of $753.6 million as of 2017 year end consisted of (i) $200 million of the 2019 Notes; (ii) $250 million of the 2021 Notes; (iii) $300 million of the 2027 Notes; and (iv) $3.6 million of other long-term debt.
Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); as of September 29, 2018, no amounts were outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of September 29, 2018, the company’s actual ratios of 0.23 and 1.00, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.
Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of September 29, 2018, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.
Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the revolving Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include scheduled debt payments, payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions totaling $9.7 million to its foreign pension plans and $2.4 million to its domestic pension plans in 2018, as required by law. In the first nine months of 2018, Snap-on made $50.0 million of discretionary cash contributions to its domestic pension plans; depending on market and other conditions, Snap‑on may make additional discretionary cash contributions to its pension plans in the balance of 2018.
Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, additional fixed-term debt and/or securitizations.
The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities was $548.6 million and $415.0 million in the first nine months of 2018 and 2017, respectively. The $133.6 million year-over-year increase in net cash provided by operating activities primarily reflects $77.9 million of higher net earnings and an increase of $51.4 million from net changes in operating assets and liabilities, partially offset by $14.9 million of cash proceeds from the settlement of a treasury lock in 2017.

Investing Activities
Net cash used by investing activities of $149.4 million in the first nine months of 2018 included additions to finance receivables of $643.5 million, partially offset by collections of $564.0 million. Net cash used by investing activities of $282.4 million in the first nine months of 2017 included additions to finance receivables of $670.0 million, partially offset by collections of $528.9 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with average payment terms approaching four years.
Net cash used by investing activities in the first nine months of 2018 and 2017 also included $3.0 million and $82.9 million for acquisitions. See Note 3 to the Consolidated Financial Statements for information on acquisitions.
Capital expenditures were $68.5 million and $57.3 million in the first nine months of 2018 and 2017, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and RCI.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Financing Activities
Net cash used by financing activities of $367.1 million in the first nine months of 2018 included repayments of $250 million of the 2018 Notes at maturity and $200 million of the 2019 Notes, and a $7.8 million loss on early extinguishment of debt, as well as net repayments of notes payable and other short-term borrowings of $15.9 million. These amounts were partially offset by Snap-on’s sale, on February 20, 2018, of $400 million of the 2048 Notes at a discount, from which Snap-on received $395.4 million of net proceeds, reflecting $3.5 million of transaction costs. Net cash used by financing activities was $119.5 million in the first nine months of 2017.
Proceeds from stock purchase and option plan exercises totaled $54.1 million and $36.2 million in the respective first nine months of 2018 and 2017. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In the first nine months of 2018, Snap‑on repurchased 1,139,000 shares of its common stock for $184.4 million under its previously announced share repurchase programs. In the first nine months of 2017, Snap-on repurchased 1,348,000 shares of its common stock for $212.6 million under its previously announced share repurchase programs. As of September 29, 2018, Snap-on had remaining availability to repurchase up to an additional $306.5 million in common stock pursuant to its Board of Directors’ (“Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any, in the balance of 2018.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $138.9 million and $123.0 million in the first nine months of 2018 and 2017, respectively. On November 6, 2017, the Board increased the quarterly cash dividend by 15.5% to $0.82 per share ($3.28 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in the balance of 2018.

 Off-Balance Sheet Arrangements
The company had no off-balance sheet arrangements as of September 29, 2018.
Critical Accounting Policies and Estimates
Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the fiscal year ended December 30, 2017, have not materially changed since that report was filed.
Outlook
Snap-on expects to make continued progress through the remainder of 2018 along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, Snap-on expects that capital expenditures in 2018 will be in a range of $90 million to $100 million, of which $68.5 million was expended in the first nine months. Snap-on also anticipates that its full year 2018 effective income tax rate will be in the range of 24% to 25%. This compares to its 2017 full year rate of 31.1%.

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
The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of September 29, 2018, was $5.0 million on interest rate-sensitive financial instruments and zero on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.
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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 29, 2018. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 29, 2018, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
During the quarter ended September 29, 2018, the company implemented new controls as part of its efforts to adopt the new leasing standard (ASC Topic 842). In particular, new controls were implemented related to monitoring the adoption process and gathering information and evaluating the analyses used in the development of disclosures required before the standard’s effective date. The company evaluated the design of these new controls before adoption during the quarter ended September 29, 2018. As the implementation process continues, the company expects that there will be additional changes in internal control over financial reporting. However, there were no other changes in controls during the quarter ended September 29, 2018, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the third quarter of fiscal 2018, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, equity plans and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
07/01/18 to 07/28/18	90,000	$167.14	90,000	$343.5 million
07/29/18 to 08/25/18	268,000	$172.74	268,000	$318.1 million
08/26/18 to 09/29/18	135,000	$180.89	135,000	$306.5 million
Total/Average	493,000	$173.95	493,000	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of September 29, 2018, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $306.5 million.

•
In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $168.01, $176.09 and $183.60 per share of common stock as of the end of the respective fiscal 2018 months ended July 28, 2018, August 25, 2018, and September 29, 2018.

•
In 2017, the Board authorized the repurchase of an aggregate of up to $500 million of the company’s common stock (“the 2017 Authorization”). The 2017 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the third quarter of 2018 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Period	Shares sold	Average price per share
07/01/18 to 07/28/18	9,000	$170.87
07/29/18 to 08/25/18	13,000	$175.08
08/26/18 to 09/29/18	2,000	$178.40
Total/Average	24,000	$173.78

Item 6: Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended September 29, 2018, and September 30, 2017; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2018, and September 30, 2017; (iii) Condensed Consolidated Balance Sheets as of September 29, 2018, and December 30, 2017; (iv) Condensed Consolidated Statements of Equity for the nine months ended September 29, 2018, and September 30, 2017; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2018, and September 30, 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED
Date: October 18, 2018	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer