Form 10-Q
period 2019-03-30
SNAP-ON Inc
filed 2019-04-18
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 12, 2019
Common Stock, $1.00 par value	55,404,447 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales	$921.7	$935.5
Cost of goods sold	(450.1)	(463.9)
Gross profit	471.6	471.6
Operating expenses	(284.2)	(293.9)
Operating earnings before financial services	187.4	177.7

Financial services revenue	85.6	83.0
Financial services expenses	(23.5)	(26.1)
Operating earnings from financial services	62.1	56.9

Operating earnings	249.5	234.6
Interest expense	(12.5)	(13.6)
Other income (expense) – net	1.5	2.8
Earnings before income taxes and equity earnings	238.5	223.8
Income tax expense	(56.9)	(57.6)
Earnings before equity earnings	181.6	166.2
Equity earnings, net of tax	0.5	0.6
Net earnings	182.1	166.8
Net earnings attributable to noncontrolling interests	(4.2)	(3.8)
Net earnings attributable to Snap-on Incorporated	$177.9	$163.0

Net earnings per share attributable to Snap-on Incorporated:
Basic	$3.21	$2.87
Diluted	3.16	2.82

Weighted-average shares outstanding:
Basic	55.5	56.7
Effect of dilutive securities	0.8	1.1
Diluted	56.3	57.8

Dividends declared per common share	$0.95	$0.82

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Comprehensive income (loss):
Net earnings	$182.1	$166.8
Other comprehensive income (loss):
Foreign currency translation*	7.6	39.1
Unrealized cash flow hedges, net of tax:
Other comprehensive loss before reclassifications	—	(0.8)
Reclassification of cash flow hedges to net earnings	(0.4)	(0.5)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses and prior service credits included in net periodic benefit cost	5.8	7.6
Income tax expense	(1.3)	(1.8)
Net of tax	4.5	5.8
Total comprehensive income	$193.8	$210.4

Comprehensive income attributable to noncontrolling interests	(4.2)	(3.8)
Comprehensive income attributable to Snap-on Incorporated	$189.6	$206.6

* There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	March 30, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$156.4	$140.9
Trade and other accounts receivable – net	675.3	692.6
Finance receivables – net	525.9	518.5
Contract receivables – net	92.9	98.3
Inventories – net	707.0	673.8
Prepaid expenses and other assets	107.8	92.8
Total current assets	2,265.3	2,216.9

Property and equipment:
Land	31.8	31.7
Buildings and improvements	385.8	368.6
Machinery, equipment and computer software	948.5	944.4
	1,366.1	1,344.7
Accumulated depreciation and amortization	(869.1)	(849.6)
Property and equipment – net	497.0	495.1

Operating lease right-of-use assets	55.4	—
Deferred income tax assets	71.3	64.7
Long-term finance receivables – net	1,077.1	1,074.4
Long-term contract receivables – net	345.1	344.9
Goodwill	900.9	902.2
Other intangibles – net	230.5	232.9
Other assets	48.3	42.0
Total assets	$5,490.9	$5,373.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	March 30, 2019	December 29, 2018
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$142.5	$186.3
Accounts payable	200.4	201.1
Accrued benefits	53.8	52.0
Accrued compensation	61.8	71.5
Franchisee deposits	68.5	67.5
Other accrued liabilities	409.0	373.6
Total current liabilities	936.0	952.0

Long-term debt	946.7	946.0
Deferred income tax liabilities	55.1	41.4
Retiree health care benefits	31.2	31.8
Pension liabilities	156.5	171.3
Operating lease liabilities	36.6	—
Other long-term liabilities	111.0	112.0
Total liabilities	2,273.1	2,254.5

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,422,771 and 67,415,091 shares, respectively)	67.4	67.4
Additional paid-in capital	361.3	359.4
Retained earnings	4,428.4	4,257.6
Accumulated other comprehensive loss	(496.4)	(462.2)
Treasury stock at cost (12,019,713 and 11,804,310 shares, respectively)	(1,163.1)	(1,123.4)
Total shareholders’ equity attributable to Snap-on Incorporated	3,197.6	3,098.8
Noncontrolling interests	20.2	19.8
Total equity	3,217.8	3,118.6
Total liabilities and equity	$5,490.9	$5,373.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)
The following summarizes the changes in total equity for the three month period ended March 30, 2019:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 29, 2018	$67.4	$359.4	$4,257.6	$(462.2)	$(1,123.4)	$19.8	$3,118.6
Impact of the Tax Act on Accumulated Other Comprehensive Income (ASU No. 2018-02)	—	—	45.9	(45.9)	—	—	—
Balance at December 30, 2018	67.4	359.4	4,303.5	(508.1)	(1,123.4)	19.8	3,118.6
Net Earnings for the three months ended March 30, 2019	—	—	177.9	—	—	4.2	182.1
Other comprehensive income	—	—	—	11.7	—	—	11.7
Cash dividends – $0.95 per share	—	—	(52.8)	—	—	—	(52.8)
Stock compensation plans	—	1.9	—	—	7.7	—	9.6
Share repurchases – 295,000 shares	—	—	—	—	(47.4)	—	(47.4)
Other	—	—	(0.2)	—	—	(3.8)	(4.0)
Balance at March 30, 2019	$67.4	$361.3	$4,428.4	$(496.4)	$(1,163.1)	$20.2	$3,217.8

The following summarizes the changes in total equity for the three month period ended March 31, 2018:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 30, 2017	$67.4	$343.2	$3,772.3	$(329.0)	$(900.0)	$18.4	$2,972.3
Net Earnings for the three months ended March 31, 2018	—	—	163.0	—	—	3.8	166.8
Other comprehensive income	—	—	—	43.6	—	—	43.6
Cash dividends – $0.82 per share	—	—	(46.5)	—	—	—	(46.5)
Stock compensation plans	—	0.7	—	—	14.8	—	15.5
Share repurchases – 275,000 shares	—	—	—	—	(43.5)	—	(43.5)
Other	—	—	(2.1)	—	—	(3.8)	(5.9)
Balance at March 31, 2018	$67.4	$343.9	$3,886.7	$(285.4)	$(928.7)	$18.4	$3,102.3

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Operating activities:
Net earnings	$182.1	$166.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	17.2	17.4
Amortization of other intangibles	5.4	6.6
Provision for losses on finance receivables	12.5	15.8
Provision for losses on non-finance receivables	5.0	2.0
Stock-based compensation expense	7.3	6.7
Deferred income tax provision	5.4	0.4
Loss (gain) on sales of assets	0.3	(0.1)
Loss on early extinguishment of debt	—	7.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in trade and other accounts receivable	14.8	1.6
Decrease in contract receivables	6.1	2.2
Increase in inventories	(33.2)	(10.2)
Increase in prepaid and other assets	(19.7)	—
Increase in accounts payable	1.8	9.5
Increase (decrease) in accruals and other liabilities	(3.7)	5.4
Net cash provided by operating activities	201.3	231.9
Investing activities:
Additions to finance receivables	(210.5)	(205.6)
Collections of finance receivables	191.9	189.1
Capital expenditures	(20.2)	(18.0)
Acquisitions of businesses, net of cash acquired	(1.3)	(3.0)
Disposals of property and equipment	0.2	0.4
Other	1.2	—
Net cash used by investing activities	(38.7)	(37.1)
Financing activities:
Proceeds from issuance of long-term debt	—	395.4
Repayments of long-term debt	—	(457.8)
Repayment of notes payable	—	(16.8)
Net decrease in other short-term borrowings	(43.8)	(21.1)
Cash dividends paid	(52.8)	(46.5)
Purchases of treasury stock	(47.4)	(43.5)
Proceeds from stock purchase and option plans	4.8	11.5
Other	(8.4)	(11.7)
Net cash used by financing activities	(147.6)	(190.5)

Effect of exchange rate changes on cash and cash equivalents	0.5	1.2
Increase in cash and cash equivalents	15.5	5.5
Cash and cash equivalents at beginning of year	140.9	92.0
Cash and cash equivalents at end of period	$156.4	$97.5
Supplemental cash flow disclosures:
Cash paid for interest	$(21.6)	$(26.3)
Net cash paid for income taxes	(18.4)	(11.4)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Accounting Policies
Principles of consolidation and presentation
The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or the “company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2018 Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (“2018 year end”). The company’s 2019 fiscal first quarter ended on March 30, 2019; the 2018 fiscal first quarter ended on March 31, 2018. The company’s 2019 and 2018 fiscal first quarters each contained 13 weeks of operating results. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three month periods ended March 30, 2019, and March 31, 2018, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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
Change in Functional Currency
Argentina’s economy has been determined to be highly inflationary effective July 1, 2018. As a result the functional currency for the company’s subsidiary in Argentina changed from the Argentinian Peso to the U.S. Dollar. The impact of the change in functional currency was not material to the Condensed Consolidated Financial Statements for the three months ended March 30, 2019.
New Accounting Standards
The following new accounting pronouncements were adopted in fiscal year 2019:
On December 30, 2018, the beginning of Snap-on’s 2019 fiscal year, Snap-on adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The adoption of this ASU did not have a significant impact on the company’s Condensed Consolidated Financial Statements.
On December 30, 2018, the beginning of Snap-on’s 2019 fiscal year, Snap-on adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The adoption of this ASU resulted in an increase of $45.9 million to Retained Earnings on the company’s Condensed Consolidated Statements of Equity with an offsetting decrease in Accumulated Other Comprehensive Income (Loss).

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On December 30, 2018, the beginning of Snap-on’s 2019 fiscal year, Snap-on adopted ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 is intended to represent an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. Topic 842, which supersedes most current lease guidance, affects any entity that enters into a lease with some specified scope exemptions. Snap-on adopted Topic 842 using the modified retrospective approach, using a date of initial application of December 30, 2018. Snap-on elected the package of practical expedients permitted under the standard, which also allowed the company to carry forward historical lease classifications. The company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the Right-of-Use (“ROU”) assets and lease liabilities. The adoption of this ASU did not have a significant impact on the company’s Condensed Consolidated Financial Statements. See note 15 for further information on leases.
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

Revenue Disaggregation

The following table shows the consolidated revenues by revenue source:

	Three Months Ended	Three Months Ended
(Amounts in millions)	March 30, 2019	March 31, 2018

Revenue from contracts with customers	$916.4	$930.4
Other revenues	5.3	5.1
Total net sales	921.7	935.5
Financial services revenue	85.6	83.0
Total revenues	$1,007.3	$1,018.5

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

The following table represents external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the Three Months Ended March 30, 2019
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales by geographic region:
North America*	$108.9	$351.6	$185.1	$—	$—	$645.6
Europe	77.4	36.9	59.5	—	—	173.8
All other	63.2	21.7	17.4	—	—	102.3
External net sales	249.5	410.2	262.0	—	—	921.7
Intersegment net sales	73.0	—	65.9	—	(138.9)	—
Total net sales	322.5	410.2	327.9	—	(138.9)	921.7
Financial services revenue	—	—	—	85.6	—	85.6
Total revenue	$322.5	$410.2	$327.9	$85.6	$(138.9)	$1,007.3

	For the Three Months Ended March 31, 2018
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales by geographic region:
North America*	$107.5	$338.9	$185.3	$—	$—	$631.7
Europe	82.9	41.5	67.0	—	—	191.4
All other	68.4	24.3	19.7	—	—	112.4
External net sales	258.8	404.7	272.0	—	—	935.5
Intersegment net sales	72.8	—	65.0	—	(137.8)	—
Total net sales	331.6	404.7	337.0	—	(137.8)	935.5
Financial services revenue	—	—	—	83.0	—	83.0
Total revenue	$331.6	$404.7	$337.0	$83.0	$(137.8)	$1,018.5

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table represents external net sales disaggregated by customer type:

	For the Three Months Ended March 30, 2019
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$20.0	$410.2	$262.0	$—	$—	$692.2
All other professionals	229.5	—	—	—	—	229.5
External net sales	249.5	410.2	262.0	—	—	921.7
Intersegment net sales	73.0	—	65.9	—	(138.9)	—
Total net sales	322.5	410.2	327.9	—	(138.9)	921.7
Financial services revenue	—	—	—	85.6	—	85.6
Total revenue	$322.5	$410.2	$327.9	$85.6	$(138.9)	$1,007.3

	For the Three Months Ended March 31, 2018
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$22.5	$404.7	$272.0	$—	$—	$699.2
All other professionals	236.3	—	—	—	—	236.3
External net sales	258.8	404.7	272.0	—	—	935.5
Intersegment net sales	72.8	—	65.0	—	(137.8)	—
Total net sales	331.6	404.7	337.0	—	(137.8)	935.5
Financial services revenue	—	—	—	83.0	—	83.0
Total revenue	$331.6	$404.7	$337.0	$83.0	$(137.8)	$1,018.5

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations.  The remaining duration of these unsatisfied performance obligations range from one month up to 60 months.  Snap-on had approximately $238.0 million of long-term contracts that have fixed consideration that extends beyond one year as of March 30, 2019.  Snap-on expects to recognize approximately 65% of these contracts as revenue by the end of fiscal 2020, an additional 25% by the end of fiscal 2022 and the balance thereafter.

Contract Liabilities (Deferred Revenues)

Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance.  The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities at March 30, 2019 was $70.4 million and $63.8 million at December 29, 2018.   The current portion of contract liabilities and the non-current portion are included in “Other accrued liabilities” and “Other long-term liabilities”, respectively, on the accompanying Condensed Consolidated Balance Sheets.  During the three months ended March 30, 2019, Snap-on recognized revenue of $27.0 million that was included in the contract liability balance at the beginning of the period, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.

Note 3: Acquisitions
On January 25, 2019, Snap-on acquired substantially all of the assets of TMB GeoMarketing Limited (“TMB”) for a cash purchase price of $1.3 million. TMB, based in Dorking, United Kingdom, designs planning software used by OEMs to optimize dealer locations and manage the performance of dealer outlets. The company completed the purchase accounting valuations for the acquired net assets of TMB. Substantially all of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.

On January 31, 2018, Snap-on acquired substantially all of the assets of George A. Sturdevant, Inc. (d/b/a Fastorq) for a cash purchase price of $3.0 million. Fastorq, based in New Caney, Texas, designs, assembles and distributes hydraulic torque and hydraulic tensioning products for use in critical industries. As of the second quarter of 2018, the company completed the purchase accounting valuations for the acquired net assets of Fastorq. The $2.6 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.
For segment reporting purposes, the results of operations and assets of TMB have been included in the Repair Systems and Information Group since the acquisition date and the results of operations and assets of Fastorq have been included in the Commercial & Industrial Group since the acquisition date.
Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to Snap-on’s results of operations or financial position. See Note 6 for further information on goodwill and other intangible assets.
Note 4: Receivables
Trade and Other Accounts Receivable
Snap-on’s trade and other accounts receivable primarily arise from the sale of tools and diagnostic and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s trade and other accounts receivable as of March 30, 2019, and December 29, 2018, are as follows:

(Amounts in millions)	March 30, 2019	December 29, 2018
Trade and other accounts receivable	$694.1	$710.1
Allowances for doubtful accounts	(18.8)	(17.5)
Total trade and other accounts receivable – net	$675.3	$692.6
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
The components of Snap-on’s current finance and contract receivables as of March 30, 2019, and December 29, 2018, are as follows:

(Amounts in millions)	March 30, 2019	December 29, 2018
Finance receivables	$545.5	$538.1
Contract receivables	94.2	99.5
Total	639.7	637.6
Allowances for doubtful accounts:
Finance receivables	(19.6)	(19.6)
Contract receivables	(1.3)	(1.2)
Total	(20.9)	(20.8)
Total current finance and contract receivables – net	$618.8	$616.8

Finance receivables – net	$525.9	$518.5
Contract receivables – net	92.9	98.3
Total current finance and contract receivables – net	$618.8	$616.8

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of March 30, 2019, and December 29, 2018, are as follows:

(Amounts in millions)	March 30, 2019	December 29, 2018
Finance receivables	$1,118.5	$1,116.2
Contract receivables	348.5	348.0
Total	1,467.0	1,464.2
Allowances for doubtful accounts:
Finance receivables	(41.4)	(41.8)
Contract receivables	(3.4)	(3.1)
Total	(44.8)	(44.9)
Total long-term finance and contract receivables – net	$1,422.2	$1,419.3

Finance receivables – net	$1,077.1	$1,074.4
Contract receivables – net	345.1	344.9
Total long-term finance and contract receivables – net	$1,422.2	$1,419.3
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
The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired finance and contract receivables are covered by the company’s respective allowances for doubtful accounts and are charged-off against the allowances when appropriate. As of March 30, 2019, and December 29, 2018, there were $27.3 million and $27.9 million, respectively, of impaired finance receivables, and there were $2.2 million and $6.0 million, respectively, of impaired contract receivables.
It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of March 30, 2019, and December 29, 2018, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aging of finance and contract receivables as of March 30, 2019, and December 29, 2018, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
March 30, 2019:
Finance receivables	$14.1	$9.7	$19.4	$43.2	$1,620.8	$1,664.0	$15.0
Contract receivables	1.3	0.9	1.4	3.6	439.1	442.7	0.4

December 29, 2018:
Finance receivables	$19.4	$12.1	$20.3	$51.8	$1,602.5	$1,654.3	$15.9
Contract receivables	1.7	1.2	5.2	8.1	439.4	447.5	0.2
The amount of performing and nonperforming finance and contract receivables based on payment activity as of March 30, 2019, and December 29, 2018, is as follows:

	March 30, 2019		December 29, 2018
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$1,636.7	$440.5	$1,626.4	$441.5
Nonperforming	27.3	2.2	27.9	6.0
Total	$1,664.0	$442.7	$1,654.3	$447.5
The amount of finance and contract receivables on nonaccrual status as of March 30, 2019, and December 29, 2018, is as follows:

(Amounts in millions)	March 30, 2019	December 29, 2018
Finance receivables	$12.3	$12.0
Contract receivables	1.8	5.8
The following is a rollforward of the allowances for doubtful accounts for finance and contract receivables for the three months ended March 30, 2019, and March 31, 2018:

	Three Months Ended March 30, 2019		Three Months Ended March 31, 2018
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$61.4	$4.3	$56.5	$4.6
Provision	12.5	0.9	15.8	0.5
Charge-offs	(15.0)	(0.7)	(15.8)	(0.6)
Recoveries	2.0	0.1	1.9	0.1
Currency translation	0.1	0.1	(0.1)	—
End of period	$61.0	$4.7	$58.3	$4.6

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	March 30, 2019	December 29, 2018
Finished goods	$604.3	$577.0
Work in progress	55.0	51.7
Raw materials	127.6	123.5
Total FIFO value	786.9	752.2
Excess of current cost over LIFO cost	(79.9)	(78.4)
Total inventories – net	$707.0	$673.8
Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 59% and 61% of total inventories as of March 30, 2019, and December 29, 2018, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of March 30, 2019, approximately 33% of the company’s U.S. inventory was accounted for using the FIFO method and 67% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three months ended March 30, 2019, or March 31, 2018.
Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the three months ended March 30, 2019, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 29, 2018	$286.2	$12.5	$603.5	$902.2
Currency translation	(2.1)	—	(0.5)	(2.6)
Acquisitions and related adjustments	—	—	1.3	1.3
Balance as of March 30, 2019	$284.1	$12.5	$604.3	$900.9

Goodwill of $900.9 million as of March 30, 2019, includes $1.3 million from the acquisition of TMB. The goodwill from TMB is included in the Repair Systems and Information Group. See Note 3 for additional information on acquisitions.
Additional disclosures related to other intangible assets are as follows:

	March 30, 2019		December 29, 2018
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$172.6	$(110.5)	$172.2	$(107.6)
Developed technology	18.8	(18.6)	18.5	(18.3)
Internally developed software	158.0	(117.9)	156.6	(116.6)
Patents	35.9	(23.1)	35.7	(22.9)
Trademarks	3.2	(2.0)	3.2	(2.0)
Other	7.5	(3.0)	7.3	(2.9)
Total	396.0	(275.1)	393.5	(270.3)
Non-amortized trademarks	109.6	—	109.7	—
Total other intangible assets	$505.6	$(275.1)	$503.2	$(270.3)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of March 30, 2019, the company had no accumulated impairment losses.
The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	15
Developed technology	3
Internally developed software	6
Patents	8
Trademarks	6
Other	39
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
The aggregate amortization expense was $5.4 million and $6.6 million for the respective three months ended March 30, 2019, and March 31, 2018. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $20.7 million in 2019, $17.7 million in 2020, $15.4 million in 2021, $13.1 million in 2022, $12.0 million in 2023, and $10.0 million in 2024.
Note 7: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 24.3% and 26.2% in the first three months of 2019 and 2018, respectively.  During the first three months of 2018, the Internal Revenue Service issued new guidance affecting the computation of the company’s 2017 federal income tax liability. As a result of this new guidance and additional analysis of the impacts of the Tax Act, the company revised its prior estimates and recorded $2.6 million of additional tax expense during the 2018 period. The additional $2.6 million tax provision during the first three months of 2018 increased the effective tax rate for the period by 120 basis points. The ultimate impact of the Tax Act may differ from the current estimates, possibly materially, due to changes in interpretations and assumption the company has made, future guidance that may be issued and actions the company may take as a result of the law.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8: Short-term and Long-term Debt
Short-term and long-term debt as of March 30, 2019, and December 29, 2018, consisted of the following:

(Amounts in millions)	March 30, 2019	December 29, 2018
6.125% unsecured notes due 2021	$250.0	$250.0
3.25% unsecured notes due 2027	300.0	300.0
4.10% unsecured notes due 2048	400.0	400.0
Other debt*	139.2	182.3
	1,089.2	1,132.3
Less: notes payable
Commercial paper borrowings	(131.5)	(177.1)
Other notes	(11.0)	(9.2)
	(142.5)	(186.3)
Total long-term debt	$946.7	$946.0

*	Includes fair value adjustments related to interest rate swaps.
Notes payable and current maturities of long-term debt of $142.5 million as of March 30, 2019, included $131.5 million of commercial paper borrowings and $11.0 million of other notes. As of 2018 year end, notes payable and current maturities of long-term debt of $186.3 million included $177.1 million of commercial paper borrowings and $9.2 million of other notes.
On February 20, 2018, Snap-on commenced a tender offer to repurchase $200 million in principal amount of its unsecured 6.70% notes that were scheduled to mature on March 1, 2019 (the “2019 Notes”), with $26.1 million of the 2019 Notes tendered and repaid on February 27, 2018. On February 20, 2018, Snap-on also issued a notice of redemption for any remaining outstanding 2019 Notes not tendered, with the redemption completed on March 22, 2018. The total cash cost for this tender and redemption was $209.1 million, including accrued interest of $1.5 million. Snap-on recorded $7.8 million for the loss on the early extinguishment of debt related to the 2019 Notes, which included the redemption premium and other issuance costs associated with this debt in “Other income (expense) - net” on the accompanying Condensed Consolidated Statement of Earnings. See Note 16 for additional information on Other income (expense) - net.
On February 20, 2018, Snap-on sold, at a discount, $400 million of unsecured 4.10% long-term notes that mature on March 1, 2048 (the “2048 Notes”). Interest on the 2048 Notes accrues at a rate of 4.10% per year and is paid semi-annually. Snap-on used a portion of the $395.4 million of net proceeds from the sale of the 2048 Notes, reflecting $3.5 million of transaction costs, to repay the 2019 Notes. The remaining net proceeds were used to repay a portion of its then-outstanding commercial paper borrowings and for general corporate purposes.

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of March 30, 2019. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of March 30, 2019, the company’s actual ratios of 0.21 and 0.93 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9: Financial Instruments
Derivatives: All derivative instruments are reported in the Condensed Consolidated Financial Statements at fair value. Changes in the fair value of derivatives are recorded each period in earnings or on the accompanying Condensed Consolidated Balance Sheets, depending on whether the derivative is designated as part of a hedged transaction. Gains or losses on derivative instruments recorded in earnings are presented in the same Condensed Consolidated Statement of Earnings line that is used to present the earnings effect of the hedged item. Gains or losses on derivative instruments in accumulated other comprehensive income (loss) (“Accumulated OCI”) are reclassified to earnings in the period in which earnings are affected by the underlying hedged item.
The criteria used to determine if hedge accounting treatment is appropriate are: (i) the designation of the hedge to an underlying exposure; (ii) whether or not overall risk is being reduced; and (iii) if there is a correlation between the value of the derivative instrument and the underlying hedged item. Once a derivative contract is entered into, Snap-on has until the end of the quarter to designate the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a natural hedging instrument whose change in fair value is recognized as an economic hedge against changes in the value of the hedged item. Snap-on does not use derivative instruments for speculative or trading purposes.
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
Interest Rate Swaps: Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The change in fair value of the designated and qualifying derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100 million as of both March 30, 2019, and December 29, 2018.
Treasury locks: Snap-on uses treasury locks to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI for derivative instruments that are designated and qualify as cash flow hedges. Upon the issuance of debt, the related amount in Accumulated OCI is released over the term of the debt and recognized as an adjustment to interest expense on the Condensed Consolidated Statements of Earnings.
Snap-on entered into a $300 million treasury lock in the fourth quarter of 2017 to manage changes in interest rates in anticipation of the issuance of fixed rate debt in the first quarter of 2018.
In the first quarter of 2018, Snap-on settled the outstanding $300 million treasury lock after it was deemed to be an ineffective hedge related to the 2048 Notes, which were issued in February 2018. The $13.3 million gain on the settlement of the treasury lock was recorded in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of both March 30, 2019 and December 29, 2018. See Note 16 for additional information on Other income (expense) - net.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of March 30, 2019, Snap-on had equity forwards in place intended to manage market risk with respect to 91,400 shares of Snap-on common stock associated with its deferred compensation plans.
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
Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	March 30, 2019		December 29, 2018
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,603.0	$1,860.0	$1,592.9	$1,845.4
Contract receivables – net	438.0	477.0	443.2	481.2
Long-term debt, notes payable and current maturities of long-term debt	1,089.2	1,130.7	1,132.3	1,136.0
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Pension Plans
Snap-on’s net periodic pension cost included the following components:

	Three Months Ended
(Amounts in millions)	March 30, 2019	March 31, 2018
Service cost	$6.0	$6.5
Interest cost	14.1	13.2
Expected return on plan assets	(22.4)	(21.7)
Amortization of unrecognized loss	6.2	8.0
Amortization of prior service credit	(0.2)	(0.3)
Net periodic pension cost	$3.7	$5.7
The components of net periodic pension cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 16 for additional information on other income (expense) - net.
Snap-on intends to make contributions of $9.4 million to its foreign pension plans and $2.0 million to its domestic pension plans in 2019, as required by law. In the first three months of 2019, Snap-on made $10.4 million of cash contributions to its domestic pension plans consisting of (i) $10.0 million of discretionary contributions and (ii) $0.4 million of required contributions. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2019.
Note 11: Postretirement Health Care Plans
Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended
(Amounts in millions)	March 30, 2019	March 31, 2018
Interest cost	$0.5	$0.5
Expected return on plan assets	(0.2)	(0.2)
Amortization of unrecognized gain	(0.2)	(0.1)
Net periodic postretirement health care cost	$0.1	$0.2

The components of net periodic postretirement health care cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 16 for additional information on other income (expense) - net.
Note 12: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue in accordance with their terms. As of March 30, 2019, the 2011 Plan had 1,991,625 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.
Net stock-based compensation expense was $7.3 million and $6.7 million for the respective three months ended March 30, 2019, and March 31, 2018. Cash received from stock purchase and option plan exercises during the respective three months ended March 30, 2019, and March 31, 2018, totaled $4.8 million and $11.5 million. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $2.7 million and $5.1 million for the respective three months ended March 30, 2019, and March 31, 2018.

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
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three months ended March 30, 2019, and March 31, 2018, using the Black-Scholes valuation model:

	Three Months Ended
	March 30, 2019	March 31, 2018
Expected term of option (in years)	5.53	5.35
Expected volatility factor	21.30%	20.08%
Expected dividend yield	1.79%	1.68%
Risk-free interest rate	2.54%	2.71%
A summary of stock option activity as of and for the three months ended March 30, 2019, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2018	3,130	$127.57
Granted	462	155.93
Exercised	(61)	78.77
Forfeited or expired	(36)	164.26
Outstanding at March 30, 2019	3,495	131.79	6.5	$95.7
Exercisable at March 30, 2019	2,540	121.15	5.6	95.4

*	Weighted-average
The weighted-average grant date fair value of options granted during the three months ended March 30, 2019, and March 31, 2018, was $29.98 and $30.21, respectively. The intrinsic value of options exercised was $4.9 million and $11.0 million during the respective three months ended March 30, 2019, and March 31, 2018. The fair value of stock options vested was $15.7 million and $16.0 million during the respective three months ended March 30, 2019, and March 31, 2018.

As of March 30, 2019, there was $26.9 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.
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
The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of performance awards granted during the three months ended March 30, 2019, and March 31, 2018, was $155.92 and $160.22, respectively. PSUs related to 32,114 shares and 50,182 shares were paid out during the respective three months ended March 30, 2019, and March 31, 2018. Earned PSUs are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
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
Changes to the company’s non-vested performance awards during the three months ended March 30, 2019, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at December 29, 2018	120	$164.00
Granted	84	155.92
Vested	—	—
Cancellations and other	(6)	162.55
Non-vested performance awards at March 30, 2019	198	160.61

*	Weighted-average
As of March 30, 2019, there was $20.5 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the three months ended March 30, 2019, and March 31, 2018, using the Black-Scholes valuation model:

	Three Months Ended
	March 30, 2019	March 31, 2018
Expected term of stock-settled SARs (in years)	3.65	3.58
Expected volatility factor	22.60%	20.08%
Expected dividend yield	1.81%	1.63%
Risk-free interest rate	2.48%	2.40%
Changes to the company’s stock-settled SARs during the three months ended March 30, 2019, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2018	372	$147.41
Granted	92	155.95
Exercised	—	—
Forfeited or expired	(2)	159.06
Outstanding at March 30, 2019	462	149.04	7.7	$5.0
Exercisable at March 30, 2019	281	142.09	6.7	4.9

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the three months ended March 30, 2019, and March 31, 2018, was $26.45 and $24.71, respectively. The intrinsic value of stock-settled SARs exercised was zero and $0.6 million during the respective three months ended March 30, 2019, and March 31, 2018. The fair value of stock-settled SARs vested was $2.1 million and $2.2 million during the respective three months ended March 30, 2019, and March 31, 2018.
As of March 30, 2019, there was $4.3 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.
The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the three months ended March 30, 2019, and March 31, 2018, using the Black-Scholes valuation model:

	Three Months Ended
	March 30, 2019	March 31, 2018
Expected term of cash-settled SARs (in years)	3.58	3.50
Expected volatility factor	22.55%	20.41%
Expected dividend yield	1.81%	1.63%
Risk-free interest rate	2.21%	2.39%
The intrinsic value of cash-settled SARs exercised was $0.3 million and $2.0 million during the respective three months ended March 30, 2019, and March 31, 2018. The fair value of cash-settled SARs vested was zero during both the three months ended March 30, 2019, and March 31, 2018.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes to the company’s non-vested cash-settled SARs during the three months ended March 30, 2019, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at December 29, 2018	3	$14.89
Granted	1	25.89
Vested	(2)	23.01
Non-vested cash-settled SARs at March 30, 2019	2	22.24

*	Weighted-average

As of March 30, 2019, there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.
Restricted Stock Awards – Non-employee Directors
The company awarded 7,605 shares and 6,975 shares of restricted stock to non-employee directors for the respective three months ended March 30, 2019 and March 31, 2018. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.
Note 13: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Weighted-average common shares outstanding	55,514,520	56,651,508
Effect of dilutive securities	790,637	1,113,721
Weighted-average common shares outstanding, assuming dilution	56,305,157	57,765,229
The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of March 30, 2019, there were 1,233,467 awards outstanding that were anti-dilutive; as of March 31, 2018, there were 715,083 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on’s product warranty accrual activity for the three months ended March 30, 2019, and March 31, 2018, is as follows:

	Three Months Ended
(Amounts in millions)	March 30, 2019	March 31, 2018
Warranty reserve:
Beginning of period	$17.1	$17.2
Additions	4.0	3.8
Usage	(3.8)	(3.5)
End of period	$17.3	$17.5
The Condensed Consolidated Balance Sheets as of December 29, 2018 included an accrual of $30.9 million related to a judgment, in the fourth quarter of 2017, for a patent-related litigation matter that was being appealed. During the first three months of 2019, that matter was settled and the company recognized an $11.6 million benefit in “Operating expenses” on the Condensed Consolidated Statements of Earnings as of March 30, 2019, as a result of the settlement.
Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of all legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 15: Leases

At the beginning of fiscal 2019, Snap-on adopted ASU No. 2016-02, Leases (Topic 842). The adoption of Topic 842 did not have a significant impact on the company’s consolidated financial statements. Finance leases and lessor accounting remained substantially unchanged. The adoption of Topic 842 impacted our previously reported results as follows:

		Balance at	Topic 842	Opening Balance at
(Amounts in millions)	Classification	December 29, 2018	Adjustments	December 30, 2018

Assets
Finance lease assets	Property and equipment - net	$7.8	$—	$7.8
Operating lease assets	Operating lease right-of-use assets	—	60.5	60.5

Liabilities
Current:
Finance lease liabilities	Other accrued liabilities	$1.2	$—	$1.2
Operating lease liabilities	Other accrued liabilities	—	20.2	20.2

Non-current:
Finance lease liabilities	Other long-term liabilities	$6.6	$—	$6.6
Operating lease liabilities	Operating lease liabilities	—	40.4	40.4

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Lessee Accounting
Snap-on determines if an arrangement is a lease at inception. Snap-on has operating and finance leases for manufacturing plants, distribution centers, software development facilities, financial services offices, data centers, company store vans and certain equipment. Snap-on’s leases have lease terms of one year to 20 years, some of which include options to extend and/or terminate the lease. The exercise of lease renewal options is at the company’s sole discretion. Certain leases also include options to purchase the leased property. When deemed reasonably certain of exercise, the renewal and purchase options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of assets and leasehold improvements are limited to the expected term, unless there is a transfer of title or purchase option reasonably certain of exercise. The company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants.
ROU assets represent Snap-on’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, Snap-on uses the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, Snap-on uses its country specific incremental borrowing rate based on the information available at the lease commencement date, including the lease term. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Snap-on has lease agreements with lease and non-lease components, which are generally accounted for separately. For all equipment leases, including vehicles, Snap-on accounts for the lease and non-lease components as a single lease component.

Total lease cost consists of the following:

Three Months Ended
(Amounts in millions)	March 30, 2019

Finance lease costs:
Amortization of ROU assets	$0.3
Interest on lease liabilities	0.1
Operating lease costs*	6.2
Total lease costs	$6.6

* Includes short-term leases, variable lease costs and sublease income, which are immaterial.

Supplemental cash flow information related to leases is as follows:

Three Months Ended
(Amounts in millions)	March 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$0.3
Operating cash flows from finance leases	0.1
Operating cash flows from operating leases	5.9

March 30, 2019
ROU assets obtained in exchange for new lease obligations:
Finance lease liabilities	$0.6
Operating lease liabilities	1.1

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Supplemental balance sheet information related to leases is as follows:

(Amounts in millions)	March 30, 2019

Finance leases:
Property and equipment - gross	$8.3
Accumulated depreciation and amortization	(0.3)
Property and equipment - net	$8.0

Other accrued liabilities	$1.3
Other long-term liabilities	6.9
Total finance lease liabilities	$8.2

Operating leases:
Operating lease ROU assets	$55.4

Other accrued liabilities	$19.8
Operating lease liabilities	36.6
Total operating lease liabilities	$56.4

Weighted-average lease terms and discount rates are as follows:

(Amounts in millions)	March 30, 2019

Weighted-average remaining lease terms:
Finance leases	5.8 years
Operating leases	3.7 years

Weighted-average discount rates:
Finance leases	3.2%
Operating leases	3.0%

Maturities of lease liabilities as of March 30, 2019, are as follows:

(Amounts in millions)	Operating Leases	Finance Leases

Year:
2019 (excluding the three months ended March 30, 2019)	$15.8	$1.2
2020	16.6	1.6
2021	12.0	1.6
2022	8.1	1.5
2023	3.7	1.5
2024 and thereafter	3.4	1.6
Total lease payments	59.6	9.0
Less: amount representing interest	(3.2)	(0.8)
Total lease liabilities	$56.4	$8.2

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 30, 2019, Snap-on does not have any significant additional operating or finance leases that have not yet commenced.

Snap-on’s future minimum lease commitments, net of sub-lease rental income, as of December 29, 2018, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows:

(Amounts in millions)	Operating Leases	Capital Leases
Year:
2019	$25.6	$3.3
2020	18.4	3.2
2021	13.9	2.9
2022	9.8	2.5
2023	4.9	2.2
2024 and thereafter	4.4	1.9
Total minimum lease payments	$77.0	16.0
Less: amount representing interest		(0.9)
Total present value of minimum capital lease payments		$15.1

Amounts included in the accompanying Condensed Consolidated Balance Sheets for the present value of minimum capital lease payments as of 2018 year end are as follows:

(Amounts in millions)	2018
Other accrued liabilities	$3.0
Other long-term liabilities	12.1
Total present value of minimum capital lease payments	$15.1
Rent expense for worldwide facilities, office equipment and vehicles, net of sub-lease rental income, was $33.0 million in 2018.

Lessor Accounting
Snap-on’s Financial Services business offers its customers lease financing for the lease of tools, diagnostics and equipment products and to franchisees who require financing for vehicle leases. Snap-on accounts for its financial services leases as sales-type leases. In certain circumstances, the lessee has the option to terminate the lease. In the event of the lessee’s deteriorated financial condition or default, Snap-on has the right to terminate the lease. The leases contain an end of term purchase option that is generally insignificant and is reasonably certain to be exercised by the lessee.
The company recognizes the net investment in the lease as the sum of the lease receivable and the unguaranteed residual value, both of which are measured at the present value using the interest rate implicit in the lease. The difference between the undiscounted lease payments received over the lease term and the related net investment in the lease is reported as unearned finance charges. Unearned finance charges are amortized to income over the life of the contract and are included as a component of “Financial services revenue” on the accompanying Condensed Consolidated Statements of Earnings.
Sales-type leases included in both “Finance receivables - net” and “Long-term finance receivables - net” on the accompanying Condensed Consolidated Balance Sheets as of March 30, 2019, have future minimum lease payments, including unguaranteed residual value, of $98.1 million and unearned finance charges of $19.0 million, with lease terms of up to five years.
Sales-type leases included in both “Contract receivables - net” and “Long-term contract receivables - net” on the accompanying Condensed Consolidated Balance Sheets as of March 30, 2019, have future minimum lease payments, including unguaranteed residual value, of $251.2 million and unearned finance charges of $45.4 million, with lease terms of up to seven years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Future minimum lease payments as of March 30, 2019, consisted of the following:

(Amounts in millions)	Lease Receivables

Year:
2019 (excluding the three months ended March 30, 2019)	$91.3
2020	95.9
2021	67.3
2022	43.8
2023	29.2
2024 and thereafter	21.8
Total lease payments	349.3
Less: unearned finance charges	(64.4)
Net investment in leases	$284.9

See Note 4 for further information on finance and contract receivables.
Note 16: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended
(Amounts in millions)	March 30, 2019	March 31, 2018
Interest income	$0.4	$0.1
Net foreign exchange loss	(1.5)	(2.1)
Net periodic pension and postretirement benefits – non-service	2.2	0.6
Settlement of treasury lock	—	13.3
Loss on early extinguishment of debt	—	(7.8)
Other	0.4	(1.3)
Total other income (expense) – net	$1.5	$2.8

Note 17: Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended March 30, 2019:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 29, 2018	$(177.9)	$12.2	$(296.5)	$(462.2)
Impact of the Tax Act on Accumulated Other Comprehensive Income (ASU No. 2018-02)	—	—	(45.9)	(45.9)
Balance at December 30, 2018	(177.9)	12.2	(342.4)	(508.1)
Other comprehensive income before reclassifications	7.6	—	—	7.6
Amounts reclassified from Accumulated OCI	—	(0.4)	4.5	4.1
Net other comprehensive income (loss)	7.6	(0.4)	4.5	11.7
Balance as of March 30, 2019	$(170.3)	$11.8	$(337.9)	$(496.4)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended March 31, 2018:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 30, 2017	$(82.5)	$14.5	$(261.0)	$(329.0)
Other comprehensive income (loss) before reclassifications	39.1	(0.8)	—	38.3
Amounts reclassified from Accumulated OCI	—	(0.5)	5.8	5.3
Net other comprehensive income (loss)	39.1	(1.3)	5.8	43.6
Balance as of March 31, 2018	$(43.4)	$13.2	$(255.2)	$(285.4)

The reclassifications out of Accumulated OCI for the three month periods ended March 30, 2019, and March 31, 2018, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended
	March 30, 2019	March 31, 2018	Statement of Earnings Presentation
(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.4	$0.5	Interest expense
Income tax expense	—	—	Income tax expense
Net of tax	0.4	0.5

Amortization of net unrecognized losses and prior service credits	(5.8)	(7.6)	See footnote below*
Income tax benefit	1.3	1.8	Income tax expense
Net of tax	(4.5)	(5.8)
Total reclassifications for the period, net of tax	$(4.1)	$(5.3)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 10 and Note 11 for further information.

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
Financial Data by Segment:

	Three Months Ended
(Amounts in millions)	March 30, 2019	March 31, 2018
Net sales:
Commercial & Industrial Group	$322.5	$331.6
Snap-on Tools Group	410.2	404.7
Repair Systems & Information Group	327.9	337.0
Segment net sales	1,060.6	1,073.3
Intersegment eliminations	(138.9)	(137.8)
Total net sales	$921.7	$935.5
Financial Services revenue	85.6	83.0
Total revenues	$1,007.3	$1,018.5
Operating earnings:
Commercial & Industrial Group	$46.5	$46.5
Snap-on Tools Group	67.2	68.9
Repair Systems & Information Group	83.6	85.8
Financial Services	62.1	56.9
Segment operating earnings	259.4	258.1
Corporate	(9.9)	(23.5)
Operating earnings	$249.5	$234.6
Interest expense	(12.5)	(13.6)
Other income (expense) – net	1.5	2.8
Earnings before income taxes and equity earnings	$238.5	$223.8

(Amounts in millions)	March 30, 2019	December 29, 2018
Assets:
Commercial & Industrial Group	$1,099.1	$1,087.9
Snap-on Tools Group	796.8	752.7
Repair Systems & Information Group	1,337.9	1,306.3
Financial Services	2,052.9	2,039.6
Total assets from reportable segments	$5,286.7	$5,186.5
Corporate	267.8	249.2
Elimination of intersegment receivables	(63.6)	(62.6)
Total assets	$5,490.9	$5,373.1

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 19: Subsequent Event
On April 2, 2019, Snap-on acquired Power Hawk Technologies, Inc. (“Power Hawk”) for a cash purchase price of $8.0 million. Power Hawk, based in Rockaway, New Jersey, designs, manufactures and distributes rescue tools and related equipment for a variety of military, governmental, and fire, rescue and emergency operations. For segment reporting purposes, the results of operations and assets of Power Hawk have been included in the Commercial & Industrial Group since the acquisition date, which occurred subsequent to the end of the first quarter of 2019.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward-Looking Statements:
Statements in this document that are not historical facts, including statements that: (i) are in the future tense; (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (iii) are specifically identified as forward-looking; or (iv) describe Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in its Annual Report on Form 10-K for the fiscal year ended December 29, 2018, which are incorporated herein by reference, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.
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

Recent Acquisitions
On January 25, 2019, Snap-on acquired substantially all of the assets of TMB GeoMarketing Limited (“TMB”) for a cash purchase price of $1.3 million. TMB, based in Dorking, United Kingdom, designs planning software used by Original Equipment Manufacturers (“OEM”) to optimize dealer locations and manage the performance of dealer outlets. The acquisition extended Snap-on’s product line in its core dealer network solutions business.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

On January 31, 2018, Snap-on acquired substantially all of the assets of George A. Sturdevant, Inc. (d/b/a Fastorq) for a cash purchase price of $3.0 million. Fastorq designs, assembles and distributes hydraulic torque and hydraulic tensioning products for use in critical industries. The acquisition of the Fastorq product line complemented and increased Snap-on’s existing torque product offering and broadened its established capabilities in serving critical industries.
For segment reporting purposes, the results of operations and assets of TMB have been included in the Repair Systems and Information Group since the acquisition date and the results of operations and assets of Fastorq have been included in the Commercial & Industrial Group since the acquisition date.
Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to Snap-on’s results of operations or financial position. See Note 6 for further information on goodwill and other intangible assets.

RESULTS OF OPERATIONS
Results of operations for the three months ended March 30, 2019, and March 31, 2018, are as follows:

	Three Months Ended
(Amounts in millions)	March 30, 2019		March 31, 2018		Change
Net sales	$921.7	100.0%	$935.5	100.0%	$(13.8)	(1.5)%
Cost of goods sold	(450.1)	(48.8)%	(463.9)	(49.6)%	13.8	3.0%
Gross profit	471.6	51.2%	471.6	50.4%	—	—%
Operating expenses	(284.2)	(30.9)%	(293.9)	(31.4)%	9.7	3.3%
Operating earnings before financial services	187.4	20.3%	177.7	19.0%	9.7	5.5%

Financial services revenue	85.6	100.0%	83.0	100.0%	2.6	3.1%
Financial services expenses	(23.5)	(27.5)%	(26.1)	(31.4)%	2.6	10.0%
Operating earnings from financial services	62.1	72.5%	56.9	68.6%	5.2	9.1%

Operating earnings	249.5	24.8%	234.6	23.0%	14.9	6.4%
Interest expense	(12.5)	(1.2)%	(13.6)	(1.3)%	1.1	8.1%
Other income (expense) – net	1.5	0.1%	2.8	0.3%	(1.3)	NM
Earnings before income taxes and equity earnings	238.5	23.7%	223.8	22.0%	14.7	6.6%
Income tax expense	(56.9)	(5.7)%	(57.6)	(5.7)%	0.7	1.2%
Earnings before equity earnings	181.6	18.0%	166.2	16.3%	15.4	9.3%
Equity earnings, net of tax	0.5	0.1%	0.6	0.1%	(0.1)	NM
Net earnings	182.1	18.1%	166.8	16.4%	15.3	9.2%
Net earnings attributable to noncontrolling interests	(4.2)	(0.4)%	(3.8)	(0.4)%	(0.4)	(10.5)%
Net earnings attributable to Snap-on Inc.	$177.9	17.7%	$163.0	16.0%	$14.9	9.1%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $921.7 million in the first quarter of 2019 decreased $13.8 million, or 1.5%, from 2018 levels, reflecting a $12.3 million, or 1.4%, increase in organic sales (a non-GAAP financial measure that excludes the impact of foreign currency translation; there were no acquisition-related sales in the first quarter of 2019), more than offset by $26.1 million of unfavorable foreign currency translation. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.
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

Gross profit of $471.6 million in the first quarter of 2019 was unchanged from 2018. Gross margin (gross profit as a percentage of net sales) of 51.2% in the quarter improved 80 basis points (100 basis points (“bps”) equals 1.0 percent) from 50.4% last year primarily due to the higher organic sales volume, savings from the company’s “Rapid Continuous Improvement” or “RCI” initiatives and 10 bps of favorable foreign currency effects.
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

Operating expenses of $284.2 million in the first quarter of 2019, including an $11.6 million benefit from the settlement of a patent-related litigation matter that was being appealed (the “legal settlement”), compared to $293.9 million last year. The operating expense margin (operating expenses as a percentage of net sales) of 30.9% improved from 31.4% last year as a 120 bps benefit from the legal settlement was partially offset by 20 bps of unfavorable foreign currency effects and higher costs.
Operating earnings before financial services of $187.4 million in the first quarter of 2019, including an $11.6 million benefit from the legal settlement and $5.7 million of unfavorable foreign currency effects, increased $9.7 million, or 5.5%, as compared to $177.7 million last year. As a percentage of net sales, operating earnings before financial services of 20.3%, including 120 bps of benefit from the legal settlement, compared to 19.0% last year.
Financial services revenue of $85.6 million in the first quarter of 2019 compared to revenue of $83.0 million last year. Financial services operating earnings of $62.1 million in the first quarter of 2019, including $0.5 million of unfavorable foreign currency effects, increased $5.2 million, or 9.1%, as compared to $56.9 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect the continued growth of the company’s financial services portfolio.
Operating earnings of $249.5 million in the first quarter of 2019, including an $11.6 million benefit from the legal settlement and $6.2 million of unfavorable foreign currency effects, increased $14.9 million, or 6.4%, from $234.6 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 24.8% in the quarter compared to 23.0% last year.
Interest expense was $12.5 million and $13.6 million in the respective first quarters of 2019 and 2018. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net was income of $1.5 million and $2.8 million in the respective first quarters of 2019 and 2018. Other income (expense) – net includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. Other income (expense) – net in the first quarter of 2018 included a net gain of $5.5 million associated with a treasury lock settlement gain of $13.3 million related to the issuance of debt, partially offset by $7.8 million of expense related to the early extinguishment of debt (collectively, the “net debt items”). See Note 16 to the Condensed Consolidated Financial Statements for information on Other income (expense) – net.
Snap-on’s 2019 first quarter effective income tax rate on earnings attributable to Snap-on was 24.3%, which included 10 bps related to the legal settlement. The 2018 effective income tax rate was 26.2%, which included 120 bps related to a charge associated with the implementation of U.S. tax legislation (“tax charge”). See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on of $177.9 million, or $3.16 per diluted share, in the first quarter of 2019, including an $8.7 million, or $0.15 per diluted share, benefit from the after-tax legal settlement, increased $14.9 million, or $0.34 per diluted share,

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

from 2018 levels. Net earnings attributable to Snap-on in the first quarter of 2018 were $163.0 million, or $2.82 per diluted share, including a $4.1 million, or $0.07 per diluted share, benefit from the after-tax net debt items, and $2.6 million, or $0.04 per diluted share, for the tax charge.

Segment Results
Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government, power generation, transportation and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealership service and repair shops (“OEM dealerships”), through direct and distributor channels. Financial Services consists of the business operations of Snap‑on’s finance subsidiaries.

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
Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	March 30, 2019		March 31, 2018		Change
External net sales	$249.5	77.4%	$258.8	78.0%	$(9.3)	(3.6)%
Intersegment net sales	73.0	22.6%	72.8	22.0%	0.2	0.3%
Segment net sales	322.5	100.0%	331.6	100.0%	(9.1)	(2.7)%
Cost of goods sold	(192.2)	(59.6)%	(202.3)	(61.0)%	10.1	5.0%
Gross profit	130.3	40.4%	129.3	39.0%	1.0	0.8%
Operating expenses	(83.8)	(26.0)%	(82.8)	(25.0)%	(1.0)	(1.2)%
Segment operating earnings	$46.5	14.4%	$46.5	14.0%	$—	—%
Segment net sales of $322.5 million in the first quarter of 2019 decreased $9.1 million, or 2.7%, from 2018 levels, reflecting a $4.7 million, or 1.5%, organic sales gain, more than offset by $13.8 million of unfavorable foreign currency translation. The organic sales increase primarily includes a high single-digit gain in the specialty tools business and a low single-digit gain in sales to customers in critical industries. These increases were partially offset by a low single-digit decline in sales in the segment’s Asia Pacific operations.
Segment gross profit of $130.3 million in the first quarter of 2019 compared to $129.3 million last year. First quarter gross margin of 40.4% in 2019 improved 140 bps from 39.0% in 2018 primarily due to 40 bps of favorable foreign currency effects, benefits from the higher organic sales volumes and savings from the company’s RCI initiatives.
Segment operating expenses of $83.8 million in the first quarter of 2019 compared to $82.8 million last year. The operating expense margin of 26.0% in 2019 increased 100 bps from 25.0% in 2018, primarily due to 10 bps of unfavorable foreign currency effects, higher sales-related spending and other costs.
As a result of these factors, segment operating earnings of $46.5 million in the first quarter of 2019, including $1.1 million of unfavorable foreign currency effects, were unchanged from 2018 levels. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 14.4% in 2019 increased 40 bps from 14.0% in 2018.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	March 30, 2019		March 31, 2018		Change
Segment net sales	$410.2	100.0%	$404.7	100.0%	$5.5	1.4%
Cost of goods sold	(227.1)	(55.4)%	(224.4)	(55.4)%	(2.7)	(1.2)%
Gross profit	183.1	44.6%	180.3	44.6%	2.8	1.6%
Operating expenses	(115.9)	(28.2)%	(111.4)	(27.6)%	(4.5)	(4.0)%
Segment operating earnings	$67.2	16.4%	$68.9	17.0%	$(1.7)	(2.5)%

Segment net sales of $410.2 million in the first quarter of 2019 increased $5.5 million, or 1.4%, from 2018 levels, reflecting an $11.7 million, or 2.9%, organic sales increase, partially offset by $6.2 million of unfavorable foreign currency translation. The organic sales increase includes a mid single-digit gain in the company’s U.S. franchise operations, partially offset by a low single-digit decline in the company’s international operations.
Segment gross profit of $183.1 million in the first quarter of 2019 compared to $180.3 million last year. Gross margin of 44.6%, including 40 bps of unfavorable foreign currency effects, was unchanged from the prior year.
Segment operating expenses of $115.9 million in the first quarter of 2019 compared to $111.4 million last year. The operating expense margin of 28.2% increased 60 bps from 27.6% last year primarily due to 10 bps of unfavorable foreign currency effects and higher other costs.
As a result of these factors, segment operating earnings of $67.2 million in the first quarter of 2019, including $3.1 million of unfavorable foreign currency effects, decreased $1.7 million from 2018 levels. Operating margin for the Snap-on Tools Group of 16.4% in the first quarter of 2019 compared to 17.0% last year.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	March 30, 2019		March 31, 2018		Change
External net sales	$262.0	79.9%	$272.0	80.7%	$(10.0)	(3.7)%
Intersegment net sales	65.9	20.1%	65.0	19.3%	0.9	1.4%
Segment net sales	327.9	100.0%	337.0	100.0%	(9.1)	(2.7)%
Cost of goods sold	(169.7)	(51.8)%	(175.0)	(51.9)%	5.3	3.0%
Gross profit	158.2	48.2%	162.0	48.1%	(3.8)	(2.3)%
Operating expenses	(74.6)	(22.7)%	(76.2)	(22.6)%	1.6	2.1%
Segment operating earnings	$83.6	25.5%	$85.8	25.5%	$(2.2)	(2.6)%
Segment net sales of $327.9 million in the first quarter of 2019 decreased $9.1 million, or 2.7%, from 2018 levels, reflecting a $1.5 million, or 0.5%, organic sales decline and $7.6 million of unfavorable foreign currency translation. The organic sales decrease includes a low single-digit decline in sales of undercar equipment, partially offset by a low single-digit gain in sales to OEM dealerships.
Segment gross profit of $158.2 million in the first quarter of 2019 compared to $162.0 million last year. Gross margin of 48.2% improved 10 bps from 48.1% last year.
Segment operating expenses of $74.6 million in the first quarter of 2019 compared to $76.2 million last year. The operating expense margin of 22.7% increased 10 bps from 22.6% last year.
As a result of these factors, segment operating earnings of $83.6 million in the first quarter of 2019, including $1.5 million of unfavorable foreign currency effects, decreased $2.2 million from 2018 levels. Operating margin for the Repair Systems & Information Group of 25.5% in the first quarter of 2019 was unchanged from last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Financial Services

	Three Months Ended
(Amounts in millions)	March 30, 2019		March 31, 2018		Change
Financial services revenue	$85.6	100.0%	$83.0	100.0%	$2.6	3.1%
Financial services expenses	(23.5)	(27.5)%	(26.1)	(31.4)%	2.6	10.0%
Segment operating earnings	$62.1	72.5%	$56.9	68.6%	$5.2	9.1%
Financial services revenue of $85.6 million in the first quarter of 2019 increased $2.6 million, or 3.1%, from $83.0 million last year, primarily due to $3.0 million of higher revenue as a result of growth of the company’s financial services portfolio, partially offset by $0.4 million of decreased revenue from lower average yields on contract receivables. In both the first quarters of 2019 and 2018, the average yield on finance receivables was 17.8%, and the average yield on contract receivables for 2019 and 2018 was 9.1% and 9.2%, respectively. Originations of $252.5 million in the first quarter of 2019 increased $5.2 million, or 2.1%, from 2018 levels.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses of $23.5 million in the first quarter of 2019 decreased $2.6 million from $26.1 million last year primarily due to lower provisions for credit losses, partially offset by growth in the size of the portfolio. As a percentage of the average financial services portfolio, financial services expenses were 1.1% in the first quarter of 2019 and 1.3% in the first quarter of 2018.
Financial services operating earnings of $62.1 million in the first quarter of 2019, including $0.5 million of unfavorable foreign currency effects, increased $5.2 million, or 9.1%, from 2018 levels.

See Note 4 to the Condensed Consolidated Financial Statements for further information on financial services.
Corporate
Snap-on’s first quarter 2019 general corporate expenses of $9.9 million decreased $13.6 million from $23.5 million last year. The year-over-year decrease in general corporate expense primarily reflects an $11.6 million benefit in 2019 from the legal settlement.

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
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended March 30, 2019, and March 31, 2018, is as follows:

	Operations*		Financial Services
(Amounts in millions)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales	$921.7	$935.5	$—	$—
Cost of goods sold	(450.1)	(463.9)	—	—
Gross profit	471.6	471.6	—	—
Operating expenses	(284.2)	(293.9)	—	—
Operating earnings before financial services	187.4	177.7	—	—

Financial services revenue	—	—	85.6	83.0
Financial services expenses	—	—	(23.5)	(26.1)
Operating earnings from financial services	—	—	62.1	56.9

Operating earnings	187.4	177.7	62.1	56.9
Interest expense	(12.5)	(13.5)	—	(0.1)
Intersegment interest income (expense) – net	17.7	18.9	(17.7)	(18.9)
Other income (expense) – net	1.5	2.8	—	—
Earnings before income taxes and equity earnings	194.1	185.9	44.4	37.9
Income tax expense	(45.4)	(47.8)	(11.5)	(9.8)
Earnings before equity earnings	148.7	138.1	32.9	28.1
Financial services – net earnings attributable to Snap-on	32.9	28.1	—	—
Equity earnings, net of tax	0.5	0.6	—	—
Net earnings	182.1	166.8	32.9	28.1
Net earnings attributable to noncontrolling interests	(4.2)	(3.8)	—	—
Net earnings attributable to Snap-on	$177.9	$163.0	$32.9	$28.1
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of March 30, 2019, and December 29, 2018, is as follows:

	Operations*		Financial Services
(Amounts in millions)	March 30, 2019	December 29, 2018	March 30, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$156.2	$140.5	$0.2	$0.4
Intersegment receivables	15.0	15.1	—	—
Trade and other accounts receivable – net	674.5	692.1	0.8	0.5
Finance receivables – net	—	—	525.9	518.5
Contract receivables – net	6.8	6.6	86.1	91.7
Inventories – net	707.0	673.8	—	—
Prepaid expenses and other assets	107.6	100.2	8.2	0.5
Total current assets	1,667.1	1,628.3	621.2	611.6

Property and equipment – net	495.3	493.5	1.7	1.6
Operating lease right-of-use asset	53.6	—	1.8	—
Investment in Financial Services	330.8	329.5	—	—
Deferred income tax assets	53.0	45.8	18.3	18.9
Intersegment long-term notes receivable	707.0	701.3	—	—
Long-term finance receivables – net	—	—	1,077.1	1,074.4
Long-term contract receivables – net	12.4	11.9	332.7	333.0
Goodwill	900.9	902.2	—	—
Other intangibles – net	230.5	232.9	—	—
Other assets	58.3	51.9	0.1	0.1
Total assets	$4,508.9	$4,397.3	$2,052.9	$2,039.6
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	March 30, 2019	December 29, 2018	March 30, 2019	December 29, 2018
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$142.5	$186.3	$—	$—
Accounts payable	199.4	199.6	1.0	1.5
Intersegment payables	—	—	15.0	15.1
Accrued benefits	53.8	52.0	—	—
Accrued compensation	60.4	66.8	1.4	4.7
Franchisee deposits	68.5	67.5	—	—
Other accrued liabilities	383.2	355.4	33.8	26.1
Total current liabilities	907.8	927.6	51.2	47.4

Long-term debt and intersegment long-term	—	—	1,653.7	1,647.3
Deferred income tax liabilities	55.1	41.4	—	—
Retiree health care benefits	31.2	31.8	—	—
Pension liabilities	156.5	171.3	—	—
Operating lease liabilities	34.9	—	1.7	—
Other long-term liabilities	105.6	106.6	15.5	15.4
Total liabilities	1,291.1	1,278.7	1,722.1	1,710.1
Total shareholders’ equity attributable to Snap-on Inc.	3,197.6	3,098.8	330.8	329.5
Noncontrolling interests	20.2	19.8	—	—
Total equity	3,217.8	3,118.6	330.8	329.5
Total liabilities and equity	$4,508.9	$4,397.3	$2,052.9	$2,039.6
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
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on April 12, 2019, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
As of March 30, 2019, working capital (current assets less current liabilities) of $1,329.3 million increased $64.4 million from $1,264.9 million as of December 29, 2018 (fiscal 2018 year end) primarily as a result of other net changes in working capital discussed below.
The following represents the company’s working capital position as of March 30, 2019, and December 29, 2018:

(Amounts in millions)	March 30, 2019	December 29, 2018
Cash and cash equivalents	$156.4	$140.9
Trade and other accounts receivable – net	675.3	692.6
Finance receivables – net	525.9	518.5
Contract receivables – net	92.9	98.3
Inventories – net	707.0	673.8
Prepaid expenses and other assets	107.8	92.8
Total current assets	2,265.3	2,216.9

Notes payable	(142.5)	(186.3)
Accounts payable	(200.4)	(201.1)
Other current liabilities	(593.1)	(564.6)
Total current liabilities	(936.0)	(952.0)
Total working capital	$1,329.3	$1,264.9
Cash and cash equivalents of $156.4 million as of March 30, 2019, increased $15.5 million from 2018 year-end levels primarily due to: (i) $201.3 million of cash generated from operations, net of $10.0 million of discretionary cash contributions to the company’s domestic pension plans; (ii) $191.9 million of cash from collections of finance receivables; and (iii) $4.8 million of cash proceeds from stock purchase and option plan exercises. These increases in cash and cash equivalents were partially offset by: (i) the funding of $210.5 million of new finance receivables; (ii) dividend payments to shareholders of $52.8 million; (iii) the repurchase of 295,000 shares of the company’s common stock for $47.4 million; (iv) $43.8 million of repayments of notes payable and other short-term borrowings; (vi) the funding of $20.2 million of capital expenditures; and (vii) the funding of $1.3 million for acquisitions.

Of the $156.4 million of cash and cash equivalents as of March 30, 2019, $136.7 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Act generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Trade and other accounts receivable – net of $675.3 million as of March 30, 2019, decreased $17.3 million from 2018 year-end levels primarily due to improved collections, partially offset by $1.6 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 65 days at March 30, 2019, and 67 days at December 29, 2018.
The current portions of net finance and contract receivables of $618.8 million as of March 30, 2019, compared to $616.8 million at 2018 year end. The long-term portions of net finance and contract receivables of $1,422.2 million as of March 30, 2019, compared to $1,419.3 million at 2018 year end. The combined $4.9 million increase in net current and long-term finance and contract receivables over 2018 year-end levels is primarily due to $5.8 million of favorable foreign currency translation.
Inventories – net of $707.0 million as of March 30, 2019, increased $33.2 million from 2018 year-end levels primarily due to continued support for higher customer demand and new product introductions, as well as $1.5 million of foreign currency translation. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 2.7 turns and 2.9 turns as of March 30, 2019, and December 29, 2018, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 59% and 61% of total inventories as of March 30, 2019, and December 29, 2018, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $79.9 million and $78.4 million as of March 30, 2019, and December 29, 2018, respectively.
Notes payable and current maturities of long-term debt of $142.5 million as of March 30, 2019, included $131.5 million of commercial paper borrowings and $11.0 million of other notes. As of 2018 year end, notes payable and current maturities of long-term debt of $186.3 million included $177.1 million of commercial paper borrowings and $9.2 million of other notes.
Accounts payable of $200.4 million as of March 30, 2019, decreased $0.7 million from 2018 year-end levels primarily due to the timing of payments, partially offset by $0.2 million of foreign currency translation.
Other accrued liabilities of $409.0 million as of March 30, 2019, increased $35.4 million from 2018 year-end levels primarily due to higher income tax accruals and $0.6 million of foreign currency translation.

Long-term debt of $946.7 million as of March 30, 2019, consisted of (i) $250 million of unsecured 6.125% notes that mature in 2021 (the “2021 Notes”); (ii) $300 million of unsecured 3.25% notes that mature in 2027 (the”2027 Notes”); and (iii) $400 million of unsecured 4.10% notes that mature in 2048 (the “2048 Notes”), partially offset by $3.3 million of fair value adjustments to interest rate swaps. Long-term debt of $946.0 million as of 2018 year end consisted of (i) $250 million of the 2021 Notes; (ii) $300 million of the 2027 Notes; and (iii) $400 million of the 2048 Notes, partially offset by $4.0 million of fair value adjustments to interest rate swaps.
Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of March 30, 2019. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of March 30, 2019, the company’s actual ratios of 0.21 and 0.93, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.
Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of March 30, 2019, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.
Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the revolving Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

liquidity. Snap-on regularly monitors the credit and financial markets and may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include scheduled debt payments, payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions of $9.4 million to its foreign pension plans and $2.0 million to its domestic pension plans in 2019, as required by law. In the first three months of 2019, Snap-on made $10.0 million of discretionary cash contributions to its domestic pension plans; depending on market and other conditions, Snap‑on may make additional discretionary cash contributions to its pension plans in the balance of 2019.
Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, additional fixed-term debt and/or securitizations.
The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities was $201.3 million and $231.9 million in the first three months of 2019 and 2018, respectively. The $30.6 million year-over-year decrease in net cash provided by operating activities primarily reflects a decrease of $42.4 million from net changes in operating assets and liabilities, partially offset by $15.3 million of higher net earnings.

Investing Activities
Net cash used by investing activities of $38.7 million in the first three months of 2019 included additions to finance receivables of $210.5 million, partially offset by collections of $191.9 million. Net cash used by investing activities of $37.1 million in the first three months of 2018 included additions to finance receivables of $205.6 million, partially offset by collections of $189.1 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with average payment terms of approximately four years.
Capital expenditures were $20.2 million and $18.0 million in the first three months of 2019 and 2018, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and RCI.
Financing Activities
Net cash used by financing activities of $147.6 million in the first three months of 2019 included repayments of notes payable and other short-term borrowings of $43.8 million. Net cash used by financing activities of $190.5 million in the first three months of 2018 included repayments of long-term debt and notes payable and other short-term borrowings, offset by the proceeds from the issuance of the 2048 Notes.
Proceeds from stock purchase and option plan exercises totaled $4.8 million and $11.5 million in the respective first three months of 2019 and 2018. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In the first three months of 2019, Snap-on repurchased 295,000 shares of its common stock for $47.4 million under its previously announced share repurchase programs, including the up to $500 million share repurchase program approved by the Board of Directors (the “Board”) on February 14, 2019. The 2019 share repurchase program replaced the company’s 2017 share repurchase program, under which $206 million of authorization remained at the time of its replacement. In the first three months of 2018, Snap-on repurchased 275,000 shares of its common stock for $43.5 million under its previously announced share repurchase programs. As of March 30, 2019, Snap-on had remaining availability to repurchase up to an additional $476.9 million in common stock pursuant to its Board’s authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any, in the balance of 2019.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $52.8 million and $46.5 million in the first three months of 2019 and 2018, respectively. On November 8, 2018, the Board increased the quarterly cash dividend by 15.9% to $0.95 per share ($3.80 per share annualized). Snap-on believes that its cash generated from

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in the balance of 2019.

Off-Balance Sheet Arrangements
The company had no off-balance sheet arrangements as of March 30, 2019.
Critical Accounting Policies and Estimates
Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the fiscal year ended December 29, 2018, have not materially changed since that report was filed.
Outlook
Snap-on expects to make continued progress in 2019 along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, Snap-on expects that capital expenditures in 2019 will be in a range of $90 million to $100 million, of which $20.2 million was expended in the first three months of the year. Snap-on also anticipates that its full year 2019 effective income tax rate will be comparable to its full year 2018 rate of 24.0%.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
Market, Credit and Economic Risks
Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Snap‑on is exposed to market risk from changes in interest rates and foreign currency exchange rates. Snap-on is also exposed to market risk associated with the stock-based portion of its deferred compensation plans. Snap-on monitors its exposure to these risks and attempts to manage the underlying economic exposures through the use of financial instruments such as foreign currency forward contracts, interest rate swap agreements, treasury lock agreements and prepaid equity forward agreements (“equity forwards”). Snap-on does not use derivative instruments for speculative or trading purposes. Snap-on’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole. Snap-on’s management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.
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
The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of March 30, 2019, was $9.1 million on interest rate-sensitive financial instruments and $0.3 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.
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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2019. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 30, 2019, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
During the quarter ended March 30, 2019, the company adopted the new lease standard, Topic 842. The company updated its lease policy and added additional controls over financial reporting by using a company-wide lease system to gather lessee information required for financial statement presentation, as well as to provide for the additional disclosure information required by the new standard. There were no other changes in the company’s internal control over financial reporting during the quarter ended March 30, 2019, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the first quarter of fiscal 2019, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, equity plans and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
12/30/18 to 01/26/19	—	—	—	$217.3 million
01/27/19 to 02/23/19	115,000	$160.03	115,000	$501.7 million
02/24/19 to 03/30/19	180,000	$160.90	180,000	$476.9 million
Total/Average	295,000	$160.56	295,000	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of March 30, 2019, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $476.9 million.

•
In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $163.22, $161.34 and $156.52 per share of common stock as of the end of the respective fiscal 2019 months ended January 26, 2019, February 23, 2019, and March 30, 2019.

•
On February 14, 2019, the Board authorized the repurchase of an aggregate of up to $500 million of the company’s common stock (the “2019 Authorization”). The 2019 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board. The 2019 Authorization replaced the Board’s 2017 $500 million authorization, under which $206 million of the authorization remained at the time of its replacement.

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the first quarter of 2019 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Sales of Snap-on Stock
Period	Shares sold	Average price per share
12/30/18 to 01/26/19	—	—
01/27/19 to 02/23/19	—	—
02/24/19 to 03/30/19	7,700	$158.23
Total/Average	7,700	$158.23

Item 6: Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended March 30, 2019, and March 31, 2018; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2019, and March 31, 2018; (iii) Condensed Consolidated Balance Sheets as of March 30, 2019, and December 29, 2018; (iv) Condensed Consolidated Statements of Equity for the three months ended March 30, 2019, and March 31, 2018; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2019, and March 31, 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED
Date: April 18, 2019	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer