Form 10-Q
period 2019-06-29
SNAP-ON Inc
filed 2019-07-18
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                   to
Commission File Number 1-7724
Snap-on Incorporated

(Exact name of registrant as specified in its charter)

Delaware			39-0622040
(State of incorporation)			(I.R.S. Employer Identification No.)

2801 80th Street	Kenosha	Wisconsin	53143
(Address of principal executive offices)			(Zip code)
(262) 656-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	SNA	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 12, 2019
Common Stock, $1.00 par value	55,210,205 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$951.3	$954.6	$1,873.0	$1,890.1
Cost of goods sold	(477.5)	(467.5)	(927.6)	(931.4)
Gross profit	473.8	487.1	945.4	958.7
Operating expenses	(283.9)	(294.0)	(568.1)	(587.9)
Operating earnings before financial services	189.9	193.1	377.3	370.8

Financial services revenue	84.1	82.0	169.7	165.0
Financial services expenses	(23.5)	(24.2)	(47.0)	(50.3)
Operating earnings from financial services	60.6	57.8	122.7	114.7

Operating earnings	250.5	250.9	500.0	485.5
Interest expense	(12.4)	(12.0)	(24.9)	(25.6)
Other income (expense) – net	2.1	(0.6)	3.6	2.2
Earnings before income taxes and equity earnings	240.2	238.3	478.7	462.1
Income tax expense	(55.6)	(55.8)	(112.5)	(113.4)
Earnings before equity earnings	184.6	182.5	366.2	348.7
Equity earnings, net of tax	0.3	0.2	0.8	0.8
Net earnings	184.9	182.7	367.0	349.5
Net earnings attributable to noncontrolling interests	(4.5)	(4.0)	(8.7)	(7.8)
Net earnings attributable to Snap-on Incorporated	$180.4	$178.7	$358.3	$341.7

Net earnings per share attributable to Snap-on Incorporated:
Basic	$3.27	$3.17	$6.47	$6.04
Diluted	3.22	3.12	6.38	5.93

Weighted-average shares outstanding:
Basic	55.2	56.4	55.4	56.6
Effect of dilutive securities	0.8	0.9	0.8	1.0
Diluted	56.0	57.3	56.2	57.6

Dividends declared per common share	$0.95	$0.82	$1.90	$1.64

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Comprehensive income:
Net earnings	$184.9	$182.7	$367.0	$349.5
Other comprehensive income (loss):
Foreign currency translation*	(8.4)	(97.6)	(0.8)	(58.5)
Unrealized cash flow hedges, net of tax:
Other comprehensive loss before reclassifications	—	—	—	(0.8)
Reclassification of cash flow hedges to net earnings	(0.3)	(0.3)	(0.7)	(0.8)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses and prior service credits included in net periodic benefit cost	5.9	8.0	11.7	15.6
Income tax benefit	(1.5)	(2.0)	(2.8)	(3.8)
Net of tax	4.4	6.0	8.9	11.8
Total comprehensive income	$180.6	$90.8	$374.4	$301.2

Comprehensive income attributable to noncontrolling interests	(4.5)	(4.0)	(8.7)	(7.8)
Comprehensive income attributable to Snap-on Incorporated	$176.1	$86.8	$365.7	$293.4

* There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	June 29, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$164.0	$140.9
Trade and other accounts receivable – net	684.1	692.6
Finance receivables – net	529.0	518.5
Contract receivables – net	91.5	98.3
Inventories – net	725.8	673.8
Prepaid expenses and other assets	112.2	92.8
Total current assets	2,306.6	2,216.9

Property and equipment:
Land	31.6	31.7
Buildings and improvements	392.5	368.6
Machinery, equipment and computer software	965.6	944.4
	1,389.7	1,344.7
Accumulated depreciation and amortization	(883.3)	(849.6)
Property and equipment – net	506.4	495.1

Operating lease right-of-use assets	55.4	—
Deferred income tax assets	53.9	64.7
Long-term finance receivables – net	1,089.0	1,074.4
Long-term contract receivables – net	347.5	344.9
Goodwill	907.0	902.2
Other intangibles – net	227.9	232.9
Other assets	51.7	42.0
Total assets	$5,545.4	$5,373.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	June 29, 2019	December 29, 2018
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$168.2	$186.3
Accounts payable	215.3	201.1
Accrued benefits	42.4	52.0
Accrued compensation	62.2	71.5
Franchisee deposits	69.5	67.5
Other accrued liabilities	373.2	373.6
Total current liabilities	930.8	952.0

Long-term debt	947.9	946.0
Deferred income tax liabilities	45.4	41.4
Retiree health care benefits	30.5	31.8
Pension liabilities	136.6	171.3
Operating lease liabilities	35.7	—
Other long-term liabilities	109.8	112.0
Total liabilities	2,236.7	2,254.5

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,422,949 and 67,415,091 shares, respectively)	67.4	67.4
Additional paid-in capital	371.7	359.4
Retained earnings	4,556.1	4,257.6
Accumulated other comprehensive loss	(500.7)	(462.2)
Treasury stock at cost (12,213,408 and 11,804,310 shares, respectively)	(1,206.4)	(1,123.4)
Total shareholders’ equity attributable to Snap-on Incorporated	3,288.1	3,098.8
Noncontrolling interests	20.6	19.8
Total equity	3,308.7	3,118.6
Total liabilities and equity	$5,545.4	$5,373.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)
The following summarizes the changes in total equity for the three month period ended June 29, 2019:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 30, 2019	$67.4	$361.3	$4,428.4	$(496.4)	$(1,163.1)	$20.2	$3,217.8
Net Earnings for the three months ended June 29, 2019	—	—	180.4	—	—	4.5	184.9
Other comprehensive loss	—	—	—	(4.3)	—	—	(4.3)
Cash dividends – $0.95 per share	—	—	(52.5)	—	—	—	(52.5)
Stock compensation plans	—	10.4	—	—	16.8	—	27.2
Share repurchases – 365,000 shares	—	—	—	—	(60.1)	—	(60.1)
Other	—	—	(0.2)	—	—	(4.1)	(4.3)
Balance at June 29, 2019	$67.4	$371.7	$4,556.1	$(500.7)	$(1,206.4)	$20.6	$3,308.7
The following summarizes the changes in total equity for the six month period ended June 29, 2019:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 29, 2018	$67.4	$359.4	$4,257.6	$(462.2)	$(1,123.4)	$19.8	$3,118.6
Impact of the Tax Act on Accumulated Other Comprehensive Income (ASU No. 2018-02)	—	—	45.9	(45.9)	—	—	—
Balance at December 30, 2018	$67.4	$359.4	$4,303.5	$(508.1)	$(1,123.4)	$19.8	$3,118.6
Net Earnings for the six months ended June 29, 2019	—	—	358.3	—	—	8.7	367.0
Other comprehensive income	—	—	—	7.4	—	—	7.4
Cash dividends – $1.90 per share	—	—	(105.3)	—	—	—	(105.3)
Stock compensation plans	—	12.3	—	—	24.5	—	36.8
Share repurchases – 660,000 shares	—	—	—	—	(107.5)	—	(107.5)
Other	—	—	(0.4)	—	—	(7.9)	(8.3)
Balance at June 29, 2019	$67.4	$371.7	$4,556.1	$(500.7)	$(1,206.4)	$20.6	$3,308.7

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)

The following summarizes the changes in total equity for the three month period ended June 30, 2018:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 31, 2018	$67.4	$343.9	$3,886.7	$(285.4)	$(928.7)	$18.4	$3,102.3
Net Earnings for the three months ended June 30, 2018	—	—	178.7	—	—	4.0	182.7
Other comprehensive loss	—	—	—	(91.9)	—	—	(91.9)
Cash dividends – $0.82 per share	—	—	(46.3)	—	—	—	(46.3)
Stock compensation plans	—	8.7	—	—	15.5	—	24.2
Share repurchases – 371,000 shares	—	—	—	—	(55.2)	—	(55.2)
Other	—	—	(0.2)	—	—	(4.0)	(4.2)
Balance at June 30, 2018	$67.4	$352.6	$4,018.9	$(377.3)	$(968.4)	$18.4	$3,111.6

The following summarizes the changes in total equity for the six month period ended June 30, 2018:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 30, 2017	$67.4	$343.2	$3,772.3	$(329.0)	$(900.0)	$18.4	$2,972.3
Net Earnings for the six months ended June 30, 2018	—	—	341.7	—	—	7.8	349.5
Other comprehensive loss	—	—	—	(48.3)	—	—	(48.3)
Cash dividends – $1.64 per share	—	—	(92.8)	—	—	—	(92.8)
Stock compensation plans	—	9.4	—	—	30.3	—	39.7
Share repurchases – 646,000 shares	—	—	—	—	(98.7)	—	(98.7)
Other	—	—	(2.3)	—	—	(7.8)	(10.1)
Balance at June 30, 2018	$67.4	$352.6	$4,018.9	$(377.3)	$(968.4)	$18.4	$3,111.6

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Operating activities:
Net earnings	$367.0	$349.5
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	34.8	35.0
Amortization of other intangibles	10.8	13.0
Provision for losses on finance receivables	24.4	29.4
Provision for losses on non-finance receivables	8.7	5.5
Stock-based compensation expense	14.1	14.6
Deferred income tax provision (benefit)	12.4	(4.1)
Loss on sales of assets	0.6	0.1
Loss on early extinguishment of debt	—	7.8
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in trade and other accounts receivable	3.9	(9.1)
(Increase) decrease in contract receivables	3.0	(4.5)
Increase in inventories	(52.8)	(24.5)
(Increase) decrease in prepaid and other assets	(27.0)	6.4
Increase in accounts payable	16.6	25.4
Decrease in accruals and other liabilities	(69.7)	(25.7)
Net cash provided by operating activities	346.8	418.8
Investing activities:
Additions to finance receivables	(431.1)	(436.7)
Collections of finance receivables	383.5	379.9
Capital expenditures	(48.2)	(38.6)
Acquisitions of businesses, net of cash acquired	(9.3)	(3.0)
Disposals of property and equipment	0.4	0.5
Other	0.8	(2.9)
Net cash used by investing activities	(103.9)	(100.8)
Financing activities:
Proceeds from issuance of long-term debt	—	395.4
Repayments of long-term debt	—	(457.8)
Repayment of notes payable	—	(16.8)
Net decrease in other short-term borrowings	(18.2)	(37.2)
Cash dividends paid	(105.3)	(92.8)
Purchases of treasury stock	(107.5)	(98.7)
Proceeds from stock purchase and option plans	24.6	28.3
Other	(14.3)	(16.2)
Net cash used by financing activities	(220.7)	(295.8)

Effect of exchange rate changes on cash and cash equivalents	0.9	(1.9)
Increase in cash and cash equivalents	23.1	20.3
Cash and cash equivalents at beginning of year	140.9	92.0
Cash and cash equivalents at end of period	$164.0	$112.3
Supplemental cash flow disclosures:
Cash paid for interest	$(23.4)	$(27.8)
Net cash paid for income taxes	(92.2)	(97.4)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Accounting Policies
Principles of consolidation and presentation
The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or the “company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2018 Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (“2018 year end”). The company’s 2019 fiscal second quarter ended on June 29, 2019; the 2018 fiscal second quarter ended on June 30, 2018. Each of the company’s 2019 and 2018 fiscal first and second quarters contained 13 weeks of operating results. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and six month periods ended June 29, 2019, and June 30, 2018, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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
The following new accounting pronouncements, and related impacts on adoption, are being evaluated by the company:

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption of certain disclosures in any interim period after issuance of the update. The adoption of this ASU is not expected to have a significant impact on the company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU, along with subsequent ASU’s issued to clarify certain provisions of ASU 2016-13, is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

Snap-on commenced its assessment of Topic 326 during the second half of 2018 and developed a comprehensive project plan that included representatives from the company’s business segments. The project plan includes analyzing the standard’s potential change on the company’s allowance for doubtful accounts reserves, identifying reporting requirements of the new standard, and identifying changes to the company’s business processes, systems and controls to support the accounting and disclosures under Topic 326. The company is currently assessing the impact this ASU will have on its consolidated financial statements.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Revenue Disaggregation

The following table shows the consolidated revenues by revenue source:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Revenue from contracts with customers	$945.8	$949.2	$1,862.2	$1,879.6
Other revenues	5.5	5.4	10.8	10.5
Total net sales	951.3	954.6	1,873.0	1,890.1
Financial services revenue	84.1	82.0	169.7	165.0
Total revenues	$1,035.4	$1,036.6	$2,042.7	$2,055.1

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

The following table represents external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the Three Months Ended June 29, 2019
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales by geographic region:
North America*	$121.6	$350.1	$202.3	$—	$—	$674.0
Europe	72.3	36.5	62.3	—	—	171.1
All other	69.1	19.2	17.9	—	—	106.2
External net sales	263.0	405.8	282.5	—	—	951.3
Intersegment net sales	72.0	—	66.4	—	(138.4)	—
Total net sales	335.0	405.8	348.9	—	(138.4)	951.3
Financial services revenue	—	—	—	84.1	—	84.1
Total revenue	$335.0	$405.8	$348.9	$84.1	$(138.4)	$1,035.4

	For the Six Months Ended June 29, 2019
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales by geographic region:
North America*	$230.5	$701.7	$387.4	$—	$—	$1,319.6
Europe	149.7	73.4	121.8	—	—	344.9
All other	132.3	40.9	35.3	—	—	208.5
External net sales	512.5	816.0	544.5	—	—	1,873.0
Intersegment net sales	145.0	—	132.3	—	(277.3)	—
Total net sales	657.5	816.0	676.8	—	(277.3)	1,873.0
Financial services revenue	—	—	—	169.7	—	169.7
Total revenue	$657.5	$816.0	$676.8	$169.7	$(277.3)	$2,042.7

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	For the Three Months Ended June 30, 2018
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

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table represents external net sales disaggregated by customer type:

	For the Three Months Ended June 29, 2019
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$24.0	$405.8	$282.5	$—	$—	$712.3
All other professionals	239.0	—	—	—	—	239.0
External net sales	263.0	405.8	282.5	—	—	951.3
Intersegment net sales	72.0	—	66.4	—	(138.4)	—
Total net sales	335.0	405.8	348.9	—	(138.4)	951.3
Financial services revenue	—	—	—	84.1	—	84.1
Total revenue	$335.0	$405.8	$348.9	$84.1	$(138.4)	$1,035.4

	For the Six Months Ended June 29, 2019
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$44.0	$816.0	$544.5	$—	$—	$1,404.5
All other professionals	468.5	—	—	—	—	468.5
External net sales	512.5	816.0	544.5	—	—	1,873.0
Intersegment net sales	145.0	—	132.3	—	(277.3)	—
Total net sales	657.5	816.0	676.8	—	(277.3)	1,873.0
Financial services revenue	—	—	—	169.7	—	169.7
Total revenue	$657.5	$816.0	$676.8	$169.7	$(277.3)	$2,042.7

	For the Three Months Ended June 30, 2018
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$25.6	$411.9	$275.6	$—	$—	$713.1
All other professionals	241.5	—	—	—	—	241.5
External net sales	267.1	411.9	275.6	—	—	954.6
Intersegment net sales	70.7	—	67.5	—	(138.2)	—
Total net sales	337.8	411.9	343.1	—	(138.2)	954.6
Financial services revenue	—	—	—	82.0	—	82.0
Total revenue	$337.8	$411.9	$343.1	$82.0	$(138.2)	$1,036.6

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	For the Six Months Ended June 30, 2018
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

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations.  The remaining duration of these unsatisfied performance obligations range from one month up to 60 months.  Snap-on had approximately $236.0 million of long-term contracts that have fixed consideration that extends beyond one year as of June 29, 2019.  Snap-on expects to recognize approximately 60% of these contracts as revenue by the end of fiscal 2020, an additional 30% by the end of fiscal 2022 and the balance thereafter.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Contract Liabilities (Deferred Revenues)

Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance.  The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities at June 29, 2019 was $68.8 million and $63.8 million at December 29, 2018.   The current portion of contract liabilities and the non-current portion are included in “Other accrued liabilities” and “Other long-term liabilities”, respectively, on the accompanying Condensed Consolidated Balance Sheets.  During the three and six months ended June 29, 2019, Snap-on recognized revenue of $8.2 million and $35.2 million, respectively, that was included in the $63.8 million contract liability balance at December 29, 2018, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.

Note 3: Acquisitions
On April 2, 2019, Snap-on acquired Power Hawk Technologies, Inc. (“Power Hawk”) for a preliminary cash purchase price of $8.0 million. The preliminary purchase price is subject to change based upon the finalization of a working capital adjustment that is expected to be completed in the third quarter of 2019. Power Hawk, based in Rockaway, New Jersey, designs, manufactures and distributes rescue tools and related equipment for a variety of military, governmental and fire, rescue and emergency operations.
As of June 29, 2019, and subject to the finalization of the working capital adjustment mentioned above, the company recorded, on a preliminary basis, the $6.9 million excess of the purchase price over the fair value of the net assets acquired in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. The company anticipates completing the purchase accounting, for the acquired net assets of Power Hawk, including the potential identification and quantification of other intangible assets, in the second half of 2019.
On January 25, 2019, Snap-on acquired substantially all of the assets of TMB GeoMarketing Limited (“TMB”) for a cash purchase price of $1.3 million. TMB, based in Dorking, United Kingdom, designs planning software used by OEMs to optimize dealer locations and manage the performance of dealer outlets. The company completed the purchase accounting valuations for the acquired net assets of TMB during the first quarter of 2019. Substantially all of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.

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
For segment reporting purposes, the results of operations and assets of TMB have been included in the Repair Systems and Information Group since the acquisition date, and the results of operations and assets of Power Hawk and Fastorq have been included in the Commercial & Industrial Group since the acquisition date.
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

The components of Snap-on’s trade and other accounts receivable as of June 29, 2019, and December 29, 2018, are as follows:

(Amounts in millions)	June 29, 2019	December 29, 2018
Trade and other accounts receivable	$703.2	$710.1
Allowances for doubtful accounts	(19.1)	(17.5)
Total trade and other accounts receivable – net	$684.1	$692.6

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
The components of Snap-on’s current finance and contract receivables as of June 29, 2019, and December 29, 2018, are as follows:

(Amounts in millions)	June 29, 2019	December 29, 2018
Finance receivables	$548.5	$538.1
Contract receivables	92.8	99.5
Total	641.3	637.6
Allowances for doubtful accounts:
Finance receivables	(19.5)	(19.6)
Contract receivables	(1.3)	(1.2)
Total	(20.8)	(20.8)
Total current finance and contract receivables – net	$620.5	$616.8

Finance receivables – net	$529.0	$518.5
Contract receivables – net	91.5	98.3
Total current finance and contract receivables – net	$620.5	$616.8

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of June 29, 2019, and December 29, 2018, are as follows:

(Amounts in millions)	June 29, 2019	December 29, 2018
Finance receivables	$1,130.4	$1,116.2
Contract receivables	351.2	348.0
Total	1,481.6	1,464.2
Allowances for doubtful accounts:
Finance receivables	(41.4)	(41.8)
Contract receivables	(3.7)	(3.1)
Total	(45.1)	(44.9)
Total long-term finance and contract receivables – net	$1,436.5	$1,419.3

Finance receivables – net	$1,089.0	$1,074.4
Contract receivables – net	347.5	344.9
Total long-term finance and contract receivables – net	$1,436.5	$1,419.3

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
The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired finance and contract receivables are covered by the company’s respective allowances for doubtful accounts and are charged-off against the allowances when appropriate. As of June 29, 2019, and December 29, 2018, there were $24.7 million and $27.9 million, respectively, of impaired finance receivables, and there were $3.3 million and $6.0 million, respectively, of impaired contract receivables.
It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of June 29, 2019, and December 29, 2018, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aging of finance and contract receivables as of June 29, 2019, and December 29, 2018, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
June 29, 2019:
Finance receivables	$16.0	$10.2	$16.3	$42.5	$1,636.4	$1,678.9	$12.6
Contract receivables	1.3	1.0	1.4	3.7	440.3	444.0	0.3

December 29, 2018:
Finance receivables	$19.4	$12.1	$20.3	$51.8	$1,602.5	$1,654.3	$15.9
Contract receivables	1.7	1.2	5.2	8.1	439.4	447.5	0.2

The amount of performing and nonperforming finance and contract receivables based on payment activity as of June 29, 2019, and December 29, 2018, is as follows:

	June 29, 2019		December 29, 2018
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$1,654.2	$440.7	$1,626.4	$441.5
Nonperforming	24.7	3.3	27.9	6.0
Total	$1,678.9	$444.0	$1,654.3	$447.5

The amount of finance and contract receivables on nonaccrual status as of June 29, 2019, and December 29, 2018, is as follows:

(Amounts in millions)	June 29, 2019	December 29, 2018
Finance receivables	$12.1	$12.0
Contract receivables	3.0	5.8

The following is a rollforward of the allowances for doubtful accounts for finance and contract receivables for the three and six months ended June 29, 2019, and June 30, 2018:

	Three Months Ended June 29, 2019		Six Months Ended June 29, 2019
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$61.0	$4.7	$61.4	$4.3
Provision	11.9	1.2	24.4	2.1
Charge-offs	(13.9)	(1.0)	(28.9)	(1.7)
Recoveries	2.0	0.2	4.0	0.3
Currency translation	(0.1)	(0.1)	—	—
End of period	$60.9	$5.0	$60.9	$5.0

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$58.3	$4.6	$56.5	$4.6
Provision	13.6	0.6	29.4	1.1
Charge-offs	(14.6)	(0.5)	(30.4)	(1.1)
Recoveries	1.7	0.1	3.6	0.2
Currency translation	—	—	(0.1)	—
End of period	$59.0	$4.8	$59.0	$4.8

Note 5: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	June 29, 2019	December 29, 2018
Finished goods	$622.9	$577.0
Work in progress	54.4	51.7
Raw materials	129.9	123.5
Total FIFO value	807.2	752.2
Excess of current cost over LIFO cost	(81.4)	(78.4)
Total inventories – net	$725.8	$673.8

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 60% and 61% of total inventories as of June 29, 2019, and December 29, 2018, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of June 29, 2019, approximately 34% of the company’s U.S. inventory was accounted for using the FIFO method and 66% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and six months ended June 29, 2019 or June 30, 2018.
Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the six months ended June 29, 2019, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 29, 2018	$286.2	$12.5	$603.5	$902.2
Currency translation	(2.0)	—	(1.4)	(3.4)
Acquisitions and related adjustments	6.9	—	1.3	8.2
Balance as of June 29, 2019	$291.1	$12.5	$603.4	$907.0

Goodwill of $907.0 million as of June 29, 2019, includes $6.9 million, on a preliminary basis, from the acquisition of Power Hawk and $1.3 million from the acquisition of TMB. The goodwill from Power Hawk is included in the Commercial & Industrial Group and the goodwill from TMB is included in the Repair Systems and Information Group. The company anticipates completing the purchase accounting for the Power Hawk acquisition, including the potential identification and quantification of other intangible assets, in the second half of 2019. See Note 3 for additional information on acquisitions.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Additional disclosures related to other intangible assets are as follows:

	June 29, 2019		December 29, 2018
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$171.8	$(112.4)	$172.2	$(107.6)
Developed technology	18.5	(18.4)	18.5	(18.3)
Internally developed software	161.2	(120.3)	156.6	(116.6)
Patents	36.5	(23.4)	35.7	(22.9)
Trademarks	3.3	(2.0)	3.2	(2.0)
Other	7.4	(3.1)	7.3	(2.9)
Total	398.7	(279.6)	393.5	(270.3)
Non-amortized trademarks	108.8	—	109.7	—
Total other intangible assets	$507.5	$(279.6)	$503.2	$(270.3)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2019, the results of which did not result in any impairment. Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of June 29, 2019, the company had no accumulated impairment losses.
The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	15
Developed technology	3
Internally developed software	6
Patents	7
Trademarks	5
Other	39

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
The aggregate amortization expense was $5.4 million and $10.8 million for the respective three and six months ended June 29, 2019, and $6.4 million and $13.0 million for the respective three and six months ended June 30, 2018. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $21.2 million in 2019, $18.3 million in 2020, $16.1 million in 2021, $13.3 million in 2022, $12.2 million in 2023, and $10.0 million in 2024.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 23.9% and 25.0% in the first six months of 2019 and 2018, respectively.  During the first six months of 2018, the Internal Revenue Service issued new guidance affecting the computation of the company’s 2017 federal income tax liability. As a result of this new guidance and additional analysis of the impacts of the Tax Act, the company revised its prior estimates and recorded $2.1 million of additional tax expense during the 2018 period. The additional $2.1 million tax provision during the first six months of 2018 increased the company’s effective tax rate for the period by 50 basis points. The ultimate impact of the Tax Act may differ from the current estimates, possibly materially, due to changes in interpretations and assumptions the company has made, future guidance that may be issued and actions the company may take as a result of the law.
Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $2.5 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $1.0 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

Note 8: Short-term and Long-term Debt
Short-term and long-term debt as of June 29, 2019, and December 29, 2018, consisted of the following:

(Amounts in millions)	June 29, 2019	December 29, 2018
6.125% unsecured notes due 2021	$250.0	$250.0
3.25% unsecured notes due 2027	300.0	300.0
4.10% unsecured notes due 2048	400.0	400.0
Other debt*	166.1	182.3
	1,116.1	1,132.3
Less: notes payable
Commercial paper borrowings	(154.6)	(177.1)
Other notes	(13.6)	(9.2)
	(168.2)	(186.3)
Total long-term debt	$947.9	$946.0

*	Includes the net effects of debt amortization costs and fair value adjustments of interest rate swaps.

Notes payable of $168.2 million as of June 29, 2019, included $154.6 million of commercial paper borrowings and $13.6 million of other notes. As of 2018 year end, notes payable of $186.3 million included $177.1 million of commercial paper borrowings and $9.2 million of other notes.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of June 29, 2019. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of June 29, 2019, the company’s actual ratios of 0.21 and 0.95 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.
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
Interest Rate Swaps: Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The change in fair value of the designated and qualifying derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100 million as of both June 29, 2019 and December 29, 2018.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
In the first quarter of 2018, Snap-on settled the outstanding $300 million treasury lock after it was deemed to be an ineffective hedge related to the 2048 Notes, which were issued in February 2018. The $13.3 million gain on the settlement of the treasury lock was recorded in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of both June 29, 2019 and December 29, 2018. See Note 16 for additional information on Other income (expense) - net.
Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of June 29, 2019, Snap-on had equity forwards in place intended to manage market risk with respect to 92,200 shares of Snap-on common stock associated with its deferred compensation plans.
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
Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	June 29, 2019		December 29, 2018
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,618.0	$1,903.1	$1,592.9	$1,845.4
Contract receivables – net	439.0	484.3	443.2	481.2
Long-term debt and notes payable	1,116.1	1,181.2	1,132.3	1,136.0

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Pension Plans
Snap-on’s net periodic pension cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$5.8	$6.1	$11.8	$12.6
Interest cost	14.1	13.2	28.2	26.4
Expected return on plan assets	(23.1)	(22.2)	(45.5)	(43.9)
Amortization of unrecognized loss	6.3	8.4	12.5	16.4
Amortization of prior service credit	(0.2)	(0.3)	(0.4)	(0.6)
Net periodic pension cost	$2.9	$5.2	$6.6	$10.9

The components of net periodic pension cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 16 for additional information on other income (expense) - net.
Snap-on intends to make contributions of $9.4 million to its foreign pension plans and $2.0 million to its domestic pension plans in 2019, as required by law. In the first six months of 2019, Snap-on made $25.8 million of cash contributions to its domestic pension plans consisting of (i) $25.0 million of discretionary contributions and (ii) $0.8 million of required contributions. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2019.
Note 11: Postretirement Health Care Plans
Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Interest cost	$0.5	$0.4	$1.0	$0.9
Expected return on plan assets	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of unrecognized gain	(0.2)	(0.1)	(0.4)	(0.2)
Net periodic postretirement health care cost	$0.1	$0.1	$0.2	$0.3

The components of net periodic postretirement health care cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 16 for additional information on other income (expense) - net.
Note 12: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue in accordance with their terms. As of June 29, 2019, the 2011 Plan had 2,006,598 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.
Net stock-based compensation expense was $6.8 million and $14.1 million for the respective three and six months ended June 29, 2019, and $7.9 million and $14.6 million for the respective three and six months ended June 30, 2018. Cash received from stock purchase and option plan exercises during the respective three and six months ended June 29, 2019, totaled $19.8 million and $24.6 million. Cash received from stock purchase and option plan exercises during the respective three and six months ended June 30, 2018, totaled $16.8 million and $28.3 million. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $1.9 million and $4.6 million for the respective three and six months ended June 29, 2019, and $2.5 million and $7.6 million for the respective three and six months ended June 30, 2018.

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
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the six months ended June 29, 2019, and June 30, 2018, using the Black-Scholes valuation model:

	Six Months Ended
	June 29, 2019	June 30, 2018
Expected term of option (in years)	5.53	5.35
Expected volatility factor	21.30%	20.08%
Expected dividend yield	1.79%	1.68%
Risk-free interest rate	2.54%	2.71%

A summary of stock option activity as of and for the six months ended June 29, 2019, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2018	3,130	$127.57
Granted	462	155.93
Exercised	(156)	84.98
Forfeited or expired	(49)	161.24
Outstanding at June 29, 2019	3,387	132.91	6.4	$112.6
Exercisable at June 29, 2019	2,440	122.36	5.4	106.8

*	Weighted-average

The weighted-average grant date fair value of options granted during the six months ended June 29, 2019, and June 30, 2018, was $29.98 and $30.21, respectively. The intrinsic value of options exercised was $7.4 million and $12.3 million during the respective three and six months ended June 29, 2019, and $10.2 million and $21.2 million during the respective three and six months ended June 30, 2018. The fair value of stock options vested was $15.7 million and $16.0 million during the respective six months ended June 29, 2019, and June 30, 2018.

As of June 29, 2019, there was $23.1 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.

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
The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of performance awards granted during the six months ended June 29, 2019, and June 30, 2018, was $155.92 and $160.25, respectively. PSUs related to 32,114 shares and 50,182 shares were paid out during the respective six months ended June 29, 2019, and June 30, 2018. Earned PSUs are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
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
Changes to the company’s non-vested performance awards during the six months ended June 29, 2019, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at December 29, 2018	120	$164.00
Granted	84	155.92
Vested	—	—
Cancellations and other	(17)	160.39
Non-vested performance awards at June 29, 2019	187	160.69

*	Weighted-average

As of June 29, 2019, there was $16.7 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The fair value of stock-settled SARs is estimated on the date of grant using the Black-Scholes valuation model. The fair value of cash-settled SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on Snap‑on’s period-end stock price. The company uses historical data regarding SARs exercise and forfeiture behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date (for stock-settled SARs) or reporting date (for cash-settled SARs) for the length of time corresponding to the expected term of the SARs.
The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the six months ended June 29, 2019, and June 30, 2018, using the Black-Scholes valuation model:

	Six Months Ended
	June 29, 2019	June 30, 2018
Expected term of stock-settled SARs (in years)	3.65	3.58
Expected volatility factor	22.60%	20.08%
Expected dividend yield	1.81%	1.63%
Risk-free interest rate	2.48%	2.40%

Changes to the company’s stock-settled SARs during the six months ended June 29, 2019, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2018	372	$147.41
Granted	92	155.95
Exercised	—	—
Forfeited or expired	(5)	152.08
Outstanding at June 29, 2019	459	149.13	7.4	$7.9
Exercisable at June 29, 2019	278	142.23	6.4	6.7

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the six months ended June 29, 2019, and June 30, 2018, was $26.45 and $24.71, respectively. The intrinsic value of stock-settled SARs exercised was zero during both the three and six months ended June 29, 2019, and zero and $0.6 million during the respective three and six months ended June 30, 2018. The fair value of stock-settled SARs vested was $2.1 million and $2.2 million during the respective three and six months ended June 29, 2019, and June 30, 2018.
As of June 29, 2019, there was $3.8 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.
The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the six months ended June 29, 2019, and June 30, 2018, using the Black-Scholes valuation model:

	Six Months Ended
	June 29, 2019	June 30, 2018
Expected term of cash-settled SARs (in years)	3.34	3.26
Expected volatility factor	22.52%	20.54%
Expected dividend yield	1.87%	1.67%
Risk-free interest rate	1.71%	2.63%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The intrinsic value of cash-settled SARs exercised was $0.2 million and $0.5 million during the respective three and six months ended June 29, 2019, and $0.1 million and $2.1 million during the respective three and six months ended June 30, 2018. The fair value of cash-settled SARs vested was $0.1 million during both the six months ended June 29, 2019, and June 30, 2018.
Changes to the company’s non-vested cash-settled SARs during the six months ended June 29, 2019, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at December 29, 2018	3	$14.89
Granted	1	29.08
Vested	(2)	28.64
Non-vested cash-settled SARs at June 29, 2019	2	25.72

*	Weighted-average

As of June 29, 2019, there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.
Restricted Stock Awards – Non-employee Directors
The company awarded 7,605 shares and 6,975 shares of restricted stock to non-employee directors for the respective six months ended June 29, 2019 and June 30, 2018. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.
Note 13: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Weighted-average common shares outstanding	55,253,253	56,429,715	55,383,887	56,540,611
Effect of dilutive securities	787,231	912,347	788,934	1,013,034
Weighted-average common shares outstanding, assuming dilution	56,040,484	57,342,062	56,172,821	57,553,645

The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of June 29, 2019, there were 1,223,467 awards outstanding that were anti-dilutive; as of June 30, 2018, there were 1,295,441 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on’s product warranty accrual activity for the three and six months ended June 29, 2019, and June 30, 2018, is as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Warranty reserve:
Beginning of period	$17.3	$17.5	$17.1	$17.2
Additions	4.7	4.1	8.7	7.9
Usage	(4.2)	(4.1)	(8.0)	(7.6)
End of period	$17.8	$17.5	$17.8	$17.5

The Condensed Consolidated Balance Sheet as of December 29, 2018 included an accrual of $30.9 million related to a judgment, in the fourth quarter of 2017, for a patent-related litigation matter that was being appealed. During the first six months of 2019, that matter was settled and the company recognized an $11.6 million benefit in “Operating expenses” on the Condensed Consolidated Statements of Earnings for the six months ended June 29, 2019, as a result of the settlement.
Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of all legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 15: Leases

At the beginning of fiscal 2019, Snap-on adopted ASU No. 2016-02, Leases (Topic 842). The adoption of Topic 842 did not have a significant impact on the company’s consolidated financial statements. Finance leases and lessor accounting remained substantially unchanged. The adoption of Topic 842 impacted the company’s previously reported results as follows:

(Amounts in millions)	Classification	Balance at December 29, 2018	Topic 842 Adjustments	Opening Balance at December 30, 2018

Assets
Finance lease assets	Property and equipment - net	$7.8	$—	$7.8
Operating lease assets	Operating lease right-of-use assets	—	60.5	60.5

Liabilities
Current:
Finance lease liabilities	Other accrued liabilities	$1.2	$—	$1.2
Operating lease liabilities	Other accrued liabilities	—	20.2	20.2

Non-current:
Finance lease liabilities	Other long-term liabilities	$6.6	$—	$6.6
Operating lease liabilities	Operating lease liabilities	—	40.4	40.4

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Lessee Accounting
Snap-on determines if an arrangement is a lease at inception. Snap-on has operating and finance leases for manufacturing plants, distribution centers, software development facilities, financial services offices, data centers, company store vans and certain equipment. Snap-on’s leases have lease terms of one year to 20 years and some include options to extend and/or terminate the lease. The exercise of lease renewal options is at the company’s sole discretion. Certain leases also include options to purchase the leased property. When deemed reasonably certain of exercise, the renewal and purchase options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of assets and leasehold improvements are limited to the expected term, unless there is a transfer of title or purchase option reasonably certain of exercise. The company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants.
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

Total lease costs consist of the following:

	Three Months Ended	Six Months Ended
(Amounts in millions)	June 29, 2019	June 29, 2019

Finance lease costs:
Amortization of ROU assets	$0.4	$0.7
Interest on lease liabilities	—	0.1
Operating lease costs*	6.3	12.5
Total lease costs	$6.7	$13.3

*	Includes short-term leases, variable lease costs and sublease income, which are immaterial.

Supplemental cash flow information related to leases is as follows:

Six Months Ended
(Amounts in millions)	June 29, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$0.7
Operating cash flows from finance leases	0.1
Operating cash flows from operating leases	11.7

June 29, 2019
ROU assets obtained in exchange for new lease obligations:
Finance lease liabilities	$1.1
Operating lease liabilities	6.2

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Supplemental balance sheet information related to leases as of June 29, 2019, is as follows:

(Amounts in millions)	June 29, 2019

Finance leases:
Property and equipment - gross	$9.1
Accumulated depreciation and amortization	(0.7)
Property and equipment - net	$8.4

Other accrued liabilities	$1.5
Other long-term liabilities	7.1
Total finance lease liabilities	$8.6

Operating leases:
Operating lease right-of-use assets	$55.4

Other accrued liabilities	$20.8
Operating lease liabilities	35.7
Total operating lease liabilities	$56.5

Weighted-average lease terms and discount rates as of June 29, 2019, are as follows:

June 29, 2019

Weighted-average remaining lease terms:
Finance leases	5.5 years
Operating leases	3.6 years

Weighted-average discount rates:
Finance leases	3.1%
Operating leases	3.0%

Maturities of lease liabilities as of June 29, 2019, are as follows:

(Amounts in millions)	Operating Leases	Finance Leases

Year:
2019 (excluding the six months ended June 29, 2019)	$11.2	$0.8
2020	18.4	1.7
2021	13.4	1.7
2022	8.8	1.7
2023	4.1	1.7
2024 and thereafter	3.7	1.7
Total lease payments	59.6	9.3
Less: amount representing interest	(3.1)	(0.7)
Total lease liabilities	$56.5	$8.6

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 29, 2019, Snap-on does not have any significant additional operating or finance leases that have not yet commenced.

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

Lessor Accounting
Snap-on’s Financial Services business offers its customers lease financing for the lease of tools, diagnostics and equipment products and to franchisees who require financing for vehicle leases. Snap-on accounts for its financial services leases as sales-type leases. In certain circumstances, the lessee has the option to terminate the lease. In the event of the lessee’s deteriorated financial condition or default, Snap-on has the right to terminate the lease. The leases contain an end-of-term purchase option that is generally insignificant and is reasonably certain to be exercised by the lessee.
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
Sales-type leases included in both “Finance receivables - net” and “Long-term finance receivables - net” on the accompanying Condensed Consolidated Balance Sheets as of June 29, 2019, have future minimum lease payments, including unguaranteed residual value, of $93.8 million and unearned finance charges of $18.3 million, with lease terms of up to five years.
Sales-type leases included in both “Contract receivables - net” and “Long-term contract receivables - net” on the accompanying Condensed Consolidated Balance Sheets as of June 29, 2019, have future minimum lease payments, including unguaranteed residual value, of $255.9 million and unearned finance charges of $46.0 million, with lease terms of up to seven years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Future minimum lease payments as of June 29, 2019, consisted of the following:

(Amounts in millions)	Lease Receivables

Year:
2019 (excluding the six months ended June 29, 2019)	$60.1
2020	102.8
2021	74.1
2022	50.1
2023	33.8
2024 and thereafter	28.8
Total lease payments	349.7
Less: unearned finance charges	(64.3)
Net investment in leases	$285.4

See Note 4 for further information on finance and contract receivables.
Note 16: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Interest income	$0.3	$0.2	$0.7	$0.3
Net foreign exchange loss	(1.0)	(0.3)	(2.5)	(2.4)
Net periodic pension and postretirement benefits – non-service	2.8	0.8	5.0	1.4
Settlement of treasury lock	—	—	—	13.3
Loss on early extinguishment of debt	—	—	—	(7.8)
Other	—	(1.3)	0.4	(2.6)
Total other income (expense) – net	$2.1	$(0.6)	$3.6	$2.2

Note 17: Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended June 29, 2019:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance at March 30, 2019	$(170.3)	$11.8	$(337.9)	$(496.4)
Other comprehensive loss before reclassifications	(8.4)	—	—	(8.4)
Amounts reclassified from Accumulated OCI	—	(0.3)	4.4	4.1
Net other comprehensive income (loss)	(8.4)	(0.3)	4.4	(4.3)
Balance as of June 29, 2019	$(178.7)	$11.5	$(333.5)	$(500.7)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the six months ended June 29, 2019:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 29, 2018	$(177.9)	$12.2	$(296.5)	$(462.2)
Impact of the Tax Act on Accumulated Other Comprehensive Income (ASU No. 2018-02)	—	—	(45.9)	(45.9)
Balance at December 30, 2018	(177.9)	12.2	(342.4)	(508.1)
Other comprehensive loss before reclassifications	(0.8)	—	—	(0.8)
Amounts reclassified from Accumulated OCI	—	(0.7)	8.9	8.2
Net other comprehensive income (loss)	(0.8)	(0.7)	8.9	7.4
Balance as of June 29, 2019	$(178.7)	$11.5	$(333.5)	$(500.7)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended June 30, 2018:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance at March 31, 2018	$(43.4)	$13.2	$(255.2)	$(285.4)
Other comprehensive loss before reclassifications	(97.6)	—	—	(97.6)
Amounts reclassified from Accumulated OCI	—	(0.3)	6.0	5.7
Net other comprehensive income (loss)	(97.6)	(0.3)	6.0	(91.9)
Balance as of June 30, 2018	$(141.0)	$12.9	$(249.2)	$(377.3)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the six months ended June 30, 2018:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 30, 2017	$(82.5)	$14.5	$(261.0)	$(329.0)
Other comprehensive loss before reclassifications	(58.5)	(0.8)	—	(59.3)
Amounts reclassified from Accumulated OCI	—	(0.8)	11.8	11.0
Net other comprehensive income (loss)	(58.5)	(1.6)	11.8	(48.3)
Balance as of June 30, 2018	$(141.0)	$12.9	$(249.2)	$(377.3)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The reclassifications out of Accumulated OCI for the three and six month periods ended June 29, 2019, and June 30, 2018, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	Statement of Earnings Presentation
(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.3	$0.3	$0.7	$0.8	Interest expense
Income tax expense	—	—	—	—	Income tax expense
Net of tax	0.3	0.3	0.7	0.8

Amortization of net unrecognized losses and prior service credits	(5.9)	(8.0)	(11.7)	(15.6)	See footnote below*
Income tax benefit	1.5	2.0	2.8	3.8	Income tax expense
Net of tax	(4.4)	(6.0)	(8.9)	(11.8)
Total reclassifications for the period, net of tax	$(4.1)	$(5.7)	$(8.2)	$(11.0)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 10 and Note 11 for further information.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
Commercial & Industrial Group	$335.0	$337.8	$657.5	$669.4
Snap-on Tools Group	405.8	411.9	816.0	816.6
Repair Systems & Information Group	348.9	343.1	676.8	680.1
Segment net sales	1,089.7	1,092.8	2,150.3	2,166.1
Intersegment eliminations	(138.4)	(138.2)	(277.3)	(276.0)
Total net sales	$951.3	$954.6	$1,873.0	$1,890.1
Financial Services revenue	84.1	82.0	169.7	165.0
Total revenues	$1,035.4	$1,036.6	$2,042.7	$2,055.1
Operating earnings:
Commercial & Industrial Group	$48.9	$49.0	$95.4	$95.5
Snap-on Tools Group	71.3	79.0	138.5	147.9
Repair Systems & Information Group	88.6	88.7	172.2	174.5
Financial Services	60.6	57.8	122.7	114.7
Segment operating earnings	269.4	274.5	528.8	532.6
Corporate	(18.9)	(23.6)	(28.8)	(47.1)
Operating earnings	$250.5	$250.9	$500.0	$485.5
Interest expense	(12.4)	(12.0)	(24.9)	(25.6)
Other income (expense) – net	2.1	(0.6)	3.6	2.2
Earnings before income taxes and equity earnings	$240.2	$238.3	$478.7	$462.1

(Amounts in millions)	June 29, 2019	December 29, 2018
Assets:
Commercial & Industrial Group	$1,136.4	$1,087.9
Snap-on Tools Group	794.3	752.7
Repair Systems & Information Group	1,349.6	1,306.3
Financial Services	2,067.4	2,039.6
Total assets from reportable segments	$5,347.7	$5,186.5
Corporate	262.4	249.2
Elimination of intersegment receivables	(64.7)	(62.6)
Total assets	$5,545.4	$5,373.1

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward-Looking Statements:
Statements in this document that are not historical facts, including statements that: (i) are in the future tense; (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap‑on” or “the company”) or its management; (iii) are specifically identified as forward-looking; or (iv) describe Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in its Annual Report on Form 10-K for the fiscal year ended December 29, 2018, which are incorporated herein by reference, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.
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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Measures
References in this report to “organic sales” refer to sales from continuing operations calculated in accordance with GAAP, excluding acquisition-related sales and the impact of foreign currency translation. Management evaluates the company’s sales performance based on organic sales growth, which primarily reflects growth from the company’s existing businesses as a result of increased output, customer base and geographic expansion, new product development and/or pricing, and excludes sales contributions from acquired operations the company did not own as of the comparable prior-year reporting period. The company’s organic sales disclosures also exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying growth trends in our businesses and facilitates comparisons of our sales performance with prior periods.

Recent Acquisitions
On April 2, 2019, Snap-on acquired Power Hawk Technologies, Inc. (“Power Hawk”) for a preliminary cash purchase price of $8.0 million. The preliminary purchase price is subject to change based upon the finalization of a working capital adjustment that is expected to be completed in the third quarter of 2019. Power Hawk, based in Rockaway, New Jersey, designs, manufactures and distributes rescue tools and related equipment for a variety of military, governmental, and fire, rescue and emergency operations. The acquisition of the Power Hawk product line complemented and increased Snap-on’s existing product offering and broadened its established capabilities in serving critical industries.
On January 25, 2019, Snap-on acquired substantially all of the assets of TMB GeoMarketing Limited (“TMB”) for a cash purchase price of $1.3 million. TMB, based in Dorking, United Kingdom, designs planning software used by Original Equipment Manufacturers (“OEM”) to optimize dealer locations and manage the performance of dealer outlets. The acquisition of TMB extended Snap-on’s product line in its core dealer network solutions business.
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
For segment reporting purposes, the results of operations and assets of TMB have been included in the Repair Systems and Information Group since the acquisition date and the results of operations and assets of Power Hawk and Fastorq have been included in the Commercial & Industrial Group since the acquisition date.
Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to Snap-on’s results of operations or financial position. See Note 6 for further information on goodwill and other intangible assets.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

RESULTS OF OPERATIONS
Results of operations for the three months ended June 29, 2019, and June 30, 2018, are as follows:

	Three Months Ended
(Amounts in millions)	June 29, 2019		June 30, 2018		Change
Net sales	$951.3	100.0%	$954.6	100.0%	$(3.3)	(0.3)%
Cost of goods sold	(477.5)	(50.2)%	(467.5)	(49.0)%	(10.0)	(2.1)%
Gross profit	473.8	49.8%	487.1	51.0%	(13.3)	(2.7)%
Operating expenses	(283.9)	(29.8)%	(294.0)	(30.8)%	10.1	3.4%
Operating earnings before financial services	189.9	20.0%	193.1	20.2%	(3.2)	(1.7)%

Financial services revenue	84.1	100.0%	82.0	100.0%	2.1	2.6%
Financial services expenses	(23.5)	(27.9)%	(24.2)	(29.5)%	0.7	2.9%
Operating earnings from financial services	60.6	72.1%	57.8	70.5%	2.8	4.8%

Operating earnings	250.5	24.2%	250.9	24.2%	(0.4)	(0.2)%
Interest expense	(12.4)	(1.2)%	(12.0)	(1.1)%	(0.4)	(3.3)%
Other income (expense) – net	2.1	0.2%	(0.6)	(0.1)%	2.7	NM
Earnings before income taxes and equity earnings	240.2	23.2%	238.3	23.0%	1.9	0.8%
Income tax expense	(55.6)	(5.4)%	(55.8)	(5.4)%	0.2	0.4%
Earnings before equity earnings	184.6	17.8%	182.5	17.6%	2.1	1.2%
Equity earnings, net of tax	0.3	0.1%	0.2	—%	0.1	NM
Net earnings	184.9	17.9%	182.7	17.6%	2.2	1.2%
Net earnings attributable to noncontrolling interests	(4.5)	(0.5)%	(4.0)	(0.4)%	(0.5)	(12.5)%
Net earnings attributable to Snap-on Inc.	$180.4	17.4%	$178.7	17.2%	$1.7	1.0%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in the second quarter of 2019 decreased $3.3 million, or 0.3%, from 2018 levels, reflecting a $15.1 million, or 1.6%, increase in organic sales and $1.1 million of acquisition-related sales, more than offset by $19.5 million of unfavorable foreign currency translation. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit in the second quarter of 2019 decreased $13.3 million, or 2.7%, from 2018, including $11.3 million of unfavorable foreign currency effects. Gross margin (gross profit as a percentage of net sales) of 49.8% in the quarter declined 120 basis points (100 basis points (“bps”) equals 1.0 percent) from 51.0% last year primarily due to increased sales in lower gross margin businesses, 20 bps of unfavorable foreign currency effects, and higher material and other costs. These decreases in gross margin were partially offset by benefits from the company’s “Rapid Continuous Improvement” or “RCI” initiatives.
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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Operating expenses in the second quarter of 2019, decreased $10.1 million, or 3.4%, compared to last year. The operating expense margin (operating expenses as a percentage of net sales) of 29.8% improved 100 bps from 30.8% last year primarily due to benefits from organic sales volume leverage, including higher volumes in lower expense businesses, lower performance-based compensation costs and savings from RCI initiatives.
Operating earnings before financial services, including $5.9 million of unfavorable foreign currency effects, decreased $3.2 million, or 1.7%, as compared to last year. As a percentage of net sales, operating earnings before financial services of 20.0% compared to 20.2% last year.
Financial services revenue in the second quarter of 2019 increased $2.1 million, or 2.6%, compared to last year. Financial services operating earnings in the period, including $0.4 million of unfavorable foreign currency effects, increased $2.8 million, or 4.8%, as compared to last year. The year-over-year increase in revenue primarily reflects the growth of the company’s financial services portfolio.
Operating earnings in the second quarter of 2019, including $6.3 million of unfavorable foreign currency effects, decreased $0.4 million, or 0.2%, from last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 24.2% in the quarter was unchanged from last year.
Interest expense in the second quarter of 2019 increased $0.4 million, or 3.3%, compared to last year. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 16 to the Condensed Consolidated Financial Statements for information on Other income (expense) – net.
Snap-on’s 2019 second quarter effective income tax rate on earnings attributable to Snap-on was 23.6%. The 2018 effective income tax rate was 23.8%, which included a 20 bps benefit associated with the implementation of U.S. tax legislation (“tax benefit”). See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on of $180.4 million, or $3.22 per diluted share, in the second quarter of 2019, increased $1.7 million, or $0.10 per diluted share, from 2018 levels. Net earnings attributable to Snap-on in the second quarter of 2018 were $178.7 million, or $3.12 per diluted share, which included $0.5 million, or $0.01 per diluted share, for the tax benefit.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Results of operations for the six months ended June 29, 2019, and June 30, 2018, are as follows:

	Six Months Ended
(Amounts in millions)	June 29, 2019		June 30, 2018		Change
Net sales	$1,873.0	100.0%	$1,890.1	100.0%	$(17.1)	(0.9)%
Cost of goods sold	(927.6)	(49.5)%	(931.4)	(49.3)%	3.8	0.4%
Gross profit	945.4	50.5%	958.7	50.7%	(13.3)	(1.4)%
Operating expenses	(568.1)	(30.4)%	(587.9)	(31.1)%	19.8	3.4%
Operating earnings before financial services	377.3	20.1%	370.8	19.6%	6.5	1.8%

Financial services revenue	169.7	100.0%	165.0	100.0%	4.7	2.8%
Financial services expenses	(47.0)	(27.7)%	(50.3)	(30.5)%	3.3	6.6%
Operating earnings from financial services	122.7	72.3%	114.7	69.5%	8.0	7.0%

Operating earnings	500.0	24.5%	485.5	23.6%	14.5	3.0%
Interest expense	(24.9)	(1.2)%	(25.6)	(1.2)%	0.7	2.7%
Other income (expense) – net	3.6	0.1%	2.2	0.1%	1.4	NM
Earnings before income taxes and equity earnings	478.7	23.4%	462.1	22.5%	16.6	3.6%
Income tax expense	(112.5)	(5.5)%	(113.4)	(5.5)%	0.9	0.8%
Earnings before equity earnings	366.2	17.9%	348.7	17.0%	17.5	5.0%
Equity earnings, net of tax	0.8	0.1%	0.8	—%	—	NM
Net earnings	367.0	18.0%	349.5	17.0%	17.5	5.0%
Net earnings attributable to noncontrolling interests	(8.7)	(0.5)%	(7.8)	(0.4)%	(0.9)	(11.5)%
Net earnings attributable to Snap-on Inc.	$358.3	17.5%	$341.7	16.6%	$16.6	4.9%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in the first six months of 2019 decreased $17.1 million, or 0.9%, from 2018 levels, reflecting a $27.4 million, or 1.5%, increase in organic sales and $1.1 million of acquisition-related sales, more than offset by $45.6 million of unfavorable foreign currency translation.

Gross profit for the period decreased $13.3 million, or 1.4%, from 2018. Gross margin of 50.5% in the first six months declined 20 basis points from 50.7% last year primarily due to 10 bps of unfavorable foreign currency effects, and higher material and other costs, partially offset by benefits from the company’s RCI initiatives.

Operating expenses in the first six months of 2019, including an $11.6 million first quarter benefit from the settlement of a patent-related litigation matter that was being appealed (the “legal settlement”), improved $19.8 million, or 3.4%, from last year. The operating expense margin of 30.4% improved 70 bps from 31.1% last year primarily due to a 60 bps benefit from the legal settlement.
Operating earnings before financial services in the first six months of 2019, including the benefit from the legal settlement and $11.6 million of unfavorable foreign currency effects, increased $6.5 million, or 1.8%, as compared to last year. As a percentage of net sales, operating earnings before financial services of 20.1%, including 60 bps of benefit from the legal settlement, partially offset by 20 bps of unfavorable foreign currency effects, compared to 19.6% last year.
Financial services revenue in the first six months of 2019 increased $4.7 million, or 2.8%, compared to last year. Financial services operating earnings for the period, including $0.9 million of unfavorable foreign currency effects, increased $8.0 million, or 7.0%, as compared to last year. The year-over-year increase in revenue primarily reflects the growth of the company’s financial services portfolio.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Operating earnings in the first six months of 2019, including the benefit from the legal settlement and $12.5 million of unfavorable foreign currency effects, increased $14.5 million, or 3.0%, from last year. As a percentage of revenues, operating earnings of 24.5% for the first six months of 2019 compared to 23.6% last year.
Interest expense in the first six months of 2019 decreased $0.7 million, or 2.7%, compared to last year. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. Other income (expense) – net in 2018 included a net gain of $5.5 million associated with a treasury lock settlement gain of $13.3 million related to the issuance of debt, partially offset by $7.8 million of expense related to the early extinguishment of debt (collectively, the “net debt items”). See Note 16 to the Condensed Consolidated Financial Statements for information on Other income (expense) – net.
In the first six months of 2019, Snap-on’s effective income tax rate on earnings attributable to Snap-on was 23.9%. The 2018 effective income tax rate was 25.0%, which included a 50 bps charge associated with the implementation of U.S. tax legislation (“tax charge”). See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on of $358.3 million, or $6.38 per diluted share, in the first six months of 2019, including an $8.7 million, or $0.15 per diluted share, benefit from the after-tax legal settlement, increased $16.6 million, or $0.45 per diluted share, from 2018 levels. Net earnings attributable to Snap-on in the first six months of 2018 were $341.7 million, or $5.93 per diluted share, including a $4.1 million, or $0.07 per diluted share, benefit from the after-tax net debt items, and $2.1 million, or $0.04 per diluted share, for the tax charge.

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
Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	June 29, 2019		June 30, 2018		Change
External net sales	$263.0	78.5%	$267.1	79.1%	$(4.1)	(1.5)%
Intersegment net sales	72.0	21.5%	70.7	20.9%	1.3	1.8%
Segment net sales	335.0	100.0%	337.8	100.0%	(2.8)	(0.8)%
Cost of goods sold	(205.8)	(61.4)%	(204.8)	(60.6)%	(1.0)	(0.5)%
Gross profit	129.2	38.6%	133.0	39.4%	(3.8)	(2.9)%
Operating expenses	(80.3)	(24.0)%	(84.0)	(24.9)%	3.7	4.4%
Segment operating earnings	$48.9	14.6%	$49.0	14.5%	$(0.1)	(0.2)%

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Segment net sales in the second quarter of 2019 decreased $2.8 million, or 0.8%, from 2018 levels, reflecting a $6.2 million, or 1.9%, organic sales gain and $1.1 million of acquisition-related sales, more than offset by $10.1 million of unfavorable foreign currency translation. The organic sales increase primarily includes a high single-digit gain in the specialty tools business, and low single-digit gains in both the segment’s European-based hand tools business and to customers in critical industries.
Segment gross margin in the quarter of 38.6% in 2019 declined 80 bps from 39.4% in 2018, primarily due to increased sales in lower gross margin businesses and higher material and other costs, partially offset by savings from the company’s RCI initiatives.
Segment operating expense margin in the quarter of 24.0% in 2019 improved 90 bps from 24.9% in 2018, primarily due to the benefits from organic sales volume leverage, including higher volumes in lower expense businesses, and savings from RCI initiatives.
Segment operating earnings in the second quarter of 2019, including $0.9 million of unfavorable foreign currency effects, decreased $0.1 million from 2018. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 14.6% in 2019 compared to 14.5% in 2018.

	Six Months Ended
(Amounts in millions)	June 29, 2019		June 30, 2018		Change
External net sales	$512.5	77.9%	$525.9	78.6%	$(13.4)	(2.5)%
Intersegment net sales	145.0	22.1%	143.5	21.4%	1.5	1.0%
Segment net sales	657.5	100.0%	669.4	100.0%	(11.9)	(1.8)%
Cost of goods sold	(398.0)	(60.5)%	(407.1)	(60.8)%	9.1	2.2%
Gross profit	259.5	39.5%	262.3	39.2%	(2.8)	(1.1)%
Operating expenses	(164.1)	(25.0)%	(166.8)	(24.9)%	2.7	1.6%
Segment operating earnings	$95.4	14.5%	$95.5	14.3%	$(0.1)	(0.1)%
Segment net sales in the first six months of 2019 decreased $11.9 million, or 1.8%, from 2018 levels, reflecting a $10.9 million, or 1.7%, organic sales gain and $1.1 million of acquisition-related sales, more than offset by $23.9 million of unfavorable foreign currency translation. The organic sales increase primarily includes a high single-digit gain in the specialty tools business, and low single-digit gains in sales to both customers in critical industries and in the segment’s European-based hand tools business.
Segment gross margin of 39.5% for the first six months of 2019 improved 30 bps from 39.2% in 2018, primarily due to 20 bps of favorable foreign currency effects, and benefits from the company’s RCI initiatives, partially offset by higher material and other costs.
Segment operating expense margin for the first six months of 25.0% in 2019 increased 10 bps from 24.9% in 2018.
Segment operating earnings in the first six months of 2019, including $2.0 million of unfavorable foreign currency effects, decreased $0.1 million from 2018 levels. Operating margin for the Commercial & Industrial Group of 14.5% in 2019 improved 20 bps from 14.3% in 2018.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	June 29, 2019		June 30, 2018		Change
Segment net sales	$405.8	100.0%	$411.9	100.0%	$(6.1)	(1.5)%
Cost of goods sold	(222.9)	(54.9)%	(222.7)	(54.1)%	(0.2)	(0.1)%
Gross profit	182.9	45.1%	189.2	45.9%	(6.3)	(3.3)%
Operating expenses	(111.6)	(27.5)%	(110.2)	(26.7)%	(1.4)	(1.3)%
Segment operating earnings	$71.3	17.6%	$79.0	19.2%	$(7.7)	(9.7)%

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Segment net sales in the second quarter of 2019 decreased $6.1 million, or 1.5%, from 2018 levels, reflecting a $1.0 million, or 0.2%, organic sales decline and $5.1 million of unfavorable foreign currency translation. The organic sales decrease includes a mid single-digit decline in the segment’s international franchise operations, partially offset by a low single-digit gain in the segment’s U.S. operations.
Segment gross margin in the quarter of 45.1% declined 80 bps from 45.9% last year primarily due to 60 bps of unfavorable foreign currency effects.
Segment operating expense margin in the quarter of 27.5% increased 80 bps from 26.7% last year primarily due to higher field support investments and 10 bps of unfavorable foreign currency effects.
Segment operating earnings in the second quarter of 2019, including $3.8 million of unfavorable foreign currency effects, decreased $7.7 million from 2018 levels. Operating margin for the Snap-on Tools Group of 17.6% in the second quarter of 2019 compared to 19.2% last year.

	Six Months Ended
(Amounts in millions)	June 29, 2019		June 30, 2018		Change
Segment net sales	$816.0	100.0%	$816.6	100.0%	$(0.6)	(0.1)%
Cost of goods sold	(450.0)	(55.1)%	(447.1)	(54.8)%	(2.9)	(0.6)%
Gross profit	366.0	44.9%	369.5	45.2%	(3.5)	(0.9)%
Operating expenses	(227.5)	(27.9)%	(221.6)	(27.1)%	(5.9)	(2.7)%
Segment operating earnings	$138.5	17.0%	$147.9	18.1%	$(9.4)	(6.4)%

Segment net sales in the first six months of 2019 decreased $0.6 million, or 0.1%, from 2018 levels, reflecting a $10.7 million, or 1.3%, organic sales increase, which was more than offset by $11.3 million of unfavorable foreign currency translation. The organic sales increase includes a low single-digit gain in the company’s U.S. franchise operations, partially offset by a low single-digit decline in the segment’s international operations.
Segment gross margin in the first six months of 2019 of 44.9% declined 30 bps from 45.2% last year primarily due to 50 bps of unfavorable foreign currency effects.
The segment’s operating expense margin in the first six months of 2019 of 27.9% increased 80 bps from 27.1% last year primarily due to higher field support investments.
Segment operating earnings in the first six months of 2019, including $6.9 million of unfavorable foreign currency effects, decreased $9.4 million from 2018 levels. Operating margin for the Snap-on Tools Group of 17.0% in the first six months of 2019 compared to 18.1% last year.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	June 29, 2019		June 30, 2018		Change
External net sales	$282.5	81.0%	$275.6	80.3%	$6.9	2.5%
Intersegment net sales	66.4	19.0%	67.5	19.7%	(1.1)	(1.6)%
Segment net sales	348.9	100.0%	343.1	100.0%	5.8	1.7%
Cost of goods sold	(187.2)	(53.7)%	(178.2)	(51.9)%	(9.0)	(5.1)%
Gross profit	161.7	46.3%	164.9	48.1%	(3.2)	(1.9)%
Operating expenses	(73.1)	(20.9)%	(76.2)	(22.2)%	3.1	4.1%
Segment operating earnings	$88.6	25.4%	$88.7	25.9%	$(0.1)	(0.1)%
Segment net sales in the second quarter of 2019 increased $5.8 million, or 1.7%, from 2018 levels, reflecting an $11.7 million, or 3.5%, organic sales gain, partially offset by $5.9 million of unfavorable foreign currency translation. The organic sales increase includes a double-digit increase in sales to OEM dealerships.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Segment gross margin in the quarter of 46.3% declined 180 bps from 48.1% last year primarily due to increased sales in lower gross margin businesses and higher material and other costs, partially offset by savings from the company’s RCI initiatives.
Segment operating expense margin in the quarter of 20.9% improved 130 bps from 22.2% last year primarily due to the benefits from sales volume leverage, including higher volumes in lower expense businesses, and savings from RCI initiatives.
Segment operating earnings in the second quarter of 2019, including $1.2 million of unfavorable foreign currency effects, decreased $0.1 million from 2018. Operating margin for the Repair Systems & Information Group of 25.4% in the second quarter of 2019 compared to 25.9% last year.

	Six Months Ended
(Amounts in millions)	June 29, 2019		June 30, 2018		Change
External net sales	$544.5	80.5%	$547.6	80.5%	$(3.1)	(0.6)%
Intersegment net sales	132.3	19.5%	132.5	19.5%	(0.2)	(0.2)%
Segment net sales	676.8	100.0%	680.1	100.0%	(3.3)	(0.5)%
Cost of goods sold	(356.9)	(52.7)%	(353.2)	(51.9)%	(3.7)	(1.0)%
Gross profit	319.9	47.3%	326.9	48.1%	(7.0)	(2.1)%
Operating expenses	(147.7)	(21.9)%	(152.4)	(22.4)%	4.7	3.1%
Segment operating earnings	$172.2	25.4%	$174.5	25.7%	$(2.3)	(1.3)%
Segment net sales in the first six months of 2019 decreased $3.3 million, or 0.5%, from 2018 levels, reflecting a $10.2 million, or 1.5%, organic sales increase, more than offset by $13.5 million of unfavorable foreign currency translation. The organic sales increase includes a mid single-digit gain in sales to OEM dealerships, partially offset by a low single-digit decline in sales of undercar equipment.
Segment gross margin in the first six months of 47.3% declined 80 bps from 48.1% last year. The decrease is primarily due to increased sales in lower gross margin businesses and higher material and other costs, partially offset by savings from RCI initiatives.
The segment’s operating expense margin in the first six months of 21.9% improved 50 bps from 22.4% last year primarily due to sales volume leverage, including higher volumes in lower expense businesses.
Segment operating earnings in the first six months of 2019, including $2.7 million of unfavorable foreign currency effects, decreased $2.3 million from 2018. The operating margin for the Repair Systems & Information Group of 25.4% in the first six months of 2019 compared to 25.7% last year.

Financial Services

	Three Months Ended
(Amounts in millions)	June 29, 2019		June 30, 2018		Change
Financial services revenue	$84.1	100.0%	$82.0	100.0%	$2.1	2.6%
Financial services expenses	(23.5)	(27.9)%	(24.2)	(29.5)%	0.7	2.9%
Segment operating earnings	$60.6	72.1%	$57.8	70.5%	$2.8	4.8%
Financial services revenue in the second quarter of 2019 increased $2.1 million, or 2.6%, from last year, primarily due to $2.7 million of higher revenue as a result of growth of the company’s financial services portfolio, partially offset by $0.6 million of decreased revenue from lower average yields on finance receivables. In the second quarters of 2019 and 2018, the average yield on finance receivables was 17.6% and 17.7%, respectively. The average yield on contract receivables was 9.1% for both periods. Originations of $263.4 million in the second quarter of 2019 decreased $12.7 million, or 4.6%, from 2018 levels.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses in the second quarter of 2019 decreased $0.7 million from last year primarily due to lower provisions for credit losses, partially offset by the impact of growth in the size of the portfolio. As a percentage of the average financial services portfolio, financial services expenses were 1.1% in the second quarter of 2019 and 1.2% in the second quarter of 2018.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Financial services operating earnings in the second quarter of 2019, including $0.4 million of unfavorable foreign currency effects, increased $2.8 million, or 4.8%, from 2018 levels.

	Six Months Ended
(Amounts in millions)	June 29, 2019		June 30, 2018		Change
Financial services revenue	$169.7	100.0%	$165.0	100.0%	$4.7	2.8%
Financial services expenses	(47.0)	(27.7)%	(50.3)	(30.5)%	3.3	6.6%
Segment operating earnings	$122.7	72.3%	$114.7	69.5%	$8.0	7.0%
Financial services revenue in the first six months of 2019 increased $4.7 million, or 2.8%, from last year, primarily due to $5.7 million of higher revenue as a result of growth of the company’s financial services portfolio, partially offset by $1.0 million of decreased revenue from lower average yields on finance and contract receivables. In the first six months of 2019 and 2018, the average yield on finance receivables was 17.7% and 17.8%, respectively. The average yield on contract receivables for 2019 and 2018 was 9.1% and 9.2%, respectively. Originations of $515.9 million in the first six months of 2019 decreased $7.5 million, or 1.4%, from 2018 levels.

Financial services expenses in the first six months of 2019 decreased $3.3 million from last year primarily due to lower provisions for credit losses, partially offset by the impact of growth in the size of the portfolio. As a percentage of the average financial services portfolio, financial services expenses were 2.2% in the first six months of 2019 and 2.5% in the first six months of 2018.
Financial services operating earnings in the first six months of 2019, including $0.9 million of unfavorable foreign currency effects, increased $8.0 million, or 7.0%, from 2018 levels.

See Note 4 to the Condensed Consolidated Financial Statements for further information on financial services.
Corporate
Snap-on’s second quarter 2019 general corporate expenses of $18.9 million decreased $4.7 million from $23.6 million last year. The year-over-year decrease in general corporate expenses primarily reflects lower performance-based compensation and other costs.
Snap-on’s general corporate expenses in the first six months of 2019 of $28.8 million decreased $18.3 million from $47.1 million last year. The year-over-year decrease in general corporate expenses primarily reflects the $11.6 million benefit in 2019 from the legal settlement and lower performance-based compensation and other costs.

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
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended June 29, 2019, and June 30, 2018, is as follows:

	Operations*		Financial Services
(Amounts in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$951.3	$954.6	$—	$—
Cost of goods sold	(477.5)	(467.5)	—	—
Gross profit	473.8	487.1	—	—
Operating expenses	(283.9)	(294.0)	—	—
Operating earnings before financial services	189.9	193.1	—	—

Financial services revenue	—	—	84.1	82.0
Financial services expenses	—	—	(23.5)	(24.2)
Operating earnings from financial services	—	—	60.6	57.8

Operating earnings	189.9	193.1	60.6	57.8
Interest expense	(12.3)	(11.9)	(0.1)	(0.1)
Intersegment interest income (expense) – net	17.8	17.2	(17.8)	(17.2)
Other income (expense) – net	2.1	(0.7)	—	0.1
Earnings before income taxes and equity earnings	197.5	197.7	42.7	40.6
Income tax expense	(44.5)	(45.2)	(11.1)	(10.6)
Earnings before equity earnings	153.0	152.5	31.6	30.0
Financial services – net earnings attributable to Snap-on	31.6	30.0	—	—
Equity earnings, net of tax	0.3	0.2	—	—
Net earnings	184.9	182.7	31.6	30.0
Net earnings attributable to noncontrolling interests	(4.5)	(4.0)	—	—
Net earnings attributable to Snap-on	$180.4	$178.7	$31.6	$30.0
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the six months ended June 29, 2019, and June 30, 2018, is as follows:

	Operations*		Financial Services
(Amounts in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$1,873.0	$1,890.1	$—	$—
Cost of goods sold	(927.6)	(931.4)	—	—
Gross profit	945.4	958.7	—	—
Operating expenses	(568.1)	(587.9)	—	—
Operating earnings before financial services	377.3	370.8	—	—

Financial services revenue	—	—	169.7	165.0
Financial services expenses	—	—	(47.0)	(50.3)
Operating earnings from financial services	—	—	122.7	114.7

Operating earnings	377.3	370.8	122.7	114.7
Interest expense	(24.8)	(25.4)	(0.1)	(0.2)
Intersegment interest income (expense) – net	35.5	36.1	(35.5)	(36.1)
Other income (expense) – net	3.6	2.1	—	0.1
Earnings before income taxes and equity earnings	391.6	383.6	87.1	78.5
Income tax expense	(89.9)	(93.0)	(22.6)	(20.4)
Earnings before equity earnings	301.7	290.6	64.5	58.1
Financial services – net earnings attributable to Snap-on	64.5	58.1	—	—
Equity earnings, net of tax	0.8	0.8	—	—
Net earnings	367.0	349.5	64.5	58.1
Net earnings attributable to noncontrolling interests	(8.7)	(7.8)	—	—
Net earnings attributable to Snap-on	$358.3	$341.7	$64.5	$58.1
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of June 29, 2019, and December 29, 2018, is as follows:

	Operations*		Financial Services
(Amounts in millions)	June 29, 2019	December 29, 2018	June 29, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$163.9	$140.5	$0.1	$0.4
Intersegment receivables	13.4	15.1	—	—
Trade and other accounts receivable – net	683.4	692.1	0.7	0.5
Finance receivables – net	—	—	529.0	518.5
Contract receivables – net	6.6	6.6	84.9	91.7
Inventories – net	725.8	673.8	—	—
Prepaid expenses and other assets	112.8	100.2	7.5	0.5
Total current assets	1,705.9	1,628.3	622.2	611.6

Property and equipment – net	504.8	493.5	1.6	1.6
Operating lease right-of-use asset	53.7	—	1.7	—
Investment in Financial Services	334.2	329.5	—	—
Deferred income tax assets	34.9	45.8	19.0	18.9
Intersegment long-term notes receivable	723.0	701.3	—	—
Long-term finance receivables – net	—	—	1,089.0	1,074.4
Long-term contract receivables – net	13.7	11.9	333.8	333.0
Goodwill	907.0	902.2	—	—
Other intangibles – net	227.9	232.9	—	—
Other assets	61.9	51.9	0.1	0.1
Total assets	$4,567.0	$4,397.3	$2,067.4	$2,039.6
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	June 29, 2019	December 29, 2018	June 29, 2019	December 29, 2018
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$168.2	$186.3	$—	$—
Accounts payable	214.1	199.6	1.2	1.5
Intersegment payables	—	—	13.4	15.1
Accrued benefits	42.4	52.0	—	—
Accrued compensation	59.5	66.8	2.7	4.7
Franchisee deposits	69.5	67.5	—	—
Other accrued liabilities	352.9	355.4	28.4	26.1
Total current liabilities	906.6	927.6	45.7	47.4

Long-term debt and intersegment long-term debt	—	—	1,670.9	1,647.3
Deferred income tax liabilities	45.4	41.4	—	—
Retiree health care benefits	30.5	31.8	—	—
Pension liabilities	136.6	171.3	—	—
Operating lease liabilities	34.3	—	1.4	—
Other long-term liabilities	104.9	106.6	15.2	15.4
Total liabilities	1,258.3	1,278.7	1,733.2	1,710.1
Total shareholders’ equity attributable to Snap-on Inc.	3,288.1	3,098.8	334.2	329.5
Noncontrolling interests	20.6	19.8	—	—
Total equity	3,308.7	3,118.6	334.2	329.5
Total liabilities and equity	$4,567.0	$4,397.3	$2,067.4	$2,039.6
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
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on July 12, 2019, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
As of June 29, 2019, working capital (current assets less current liabilities) of $1,375.8 million increased $110.9 million from $1,264.9 million as of December 29, 2018 (fiscal 2018 year end) primarily as a result of the net changes discussed below.
The following represents the company’s working capital position as of June 29, 2019, and December 29, 2018:

(Amounts in millions)	June 29, 2019	December 29, 2018
Cash and cash equivalents	$164.0	$140.9
Trade and other accounts receivable – net	684.1	692.6
Finance receivables – net	529.0	518.5
Contract receivables – net	91.5	98.3
Inventories – net	725.8	673.8
Prepaid expenses and other assets	112.2	92.8
Total current assets	2,306.6	2,216.9

Notes payable	(168.2)	(186.3)
Accounts payable	(215.3)	(201.1)
Other current liabilities	(547.3)	(564.6)
Total current liabilities	(930.8)	(952.0)
Total working capital	$1,375.8	$1,264.9
Cash and cash equivalents of $164.0 million as of June 29, 2019, increased $23.1 million from 2018 year-end levels primarily due to: (i) $383.5 million of cash from collections of finance receivables; (ii) $346.8 million of cash generated from operations; and (iii) $24.6 million of cash proceeds from stock purchase and option plan exercises. These increases in cash and cash equivalents were partially offset by: (i) the funding of $431.1 million of new finance receivables; (ii) the repurchase of 660,000 shares of the company’s common stock for $107.5 million; (iii) dividend payments to shareholders of $105.3 million; (iv) the funding of $48.2 million of capital expenditures; (v) $18.2 million of repayments of notes payable and other short-term borrowings; and (vi) the funding of $9.3 million for acquisitions.

Of the $164.0 million of cash and cash equivalents as of June 29, 2019, $144.9 million was held outside of the United States. Snap‑on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Act generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Trade and other accounts receivable – net of $684.1 million as of June 29, 2019, decreased $8.5 million from 2018 year-end levels primarily due to improved collections, partially offset by $1.9 million of foreign currency translation and $0.7 million of receivables related to the Power Hawk acquisition. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 66 days at June 29, 2019, and 67 days at December 29, 2018.
The current portions of net finance and contract receivables of $620.5 million as of June 29, 2019, compared to $616.8 million at 2018 year end. The long-term portions of net finance and contract receivables of $1,436.5 million as of June 29, 2019, compared to $1,419.3 million at 2018 year end. The combined $20.9 million increase in net current and long-term finance and contract receivables over 2018 year-end levels is primarily due to continued growth of the company’s financial services portfolio and $2.8 million of foreign currency translation.
Inventories – net of $725.8 million as of June 29, 2019, increased $52.0 million from 2018 year-end levels primarily due to continued support for higher customer demand and new product introductions, as well as $0.6 million of inventories related to the Power Hawk acquisition and $0.3 million of foreign currency translation. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 2.7 turns and 2.9 turns as of June 29, 2019, and December 29, 2018, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 60% and 61% of total inventories as of June 29, 2019, and December 29, 2018, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $81.4 million and $78.4 million as of June 29, 2019, and December 29, 2018, respectively.
Notes payable of $168.2 million as of June 29, 2019, included $154.6 million of commercial paper borrowings and $13.6 million of other notes. As of 2018 year end, notes payable of $186.3 million included $177.1 million of commercial paper borrowings and $9.2 million of other notes.
Accounts payable of $215.3 million as of June 29, 2019, increased $14.2 million from 2018 year-end levels primarily due to the timing of payments.

Long-term debt of $947.9 million as of June 29, 2019, consisted of: (i) $250 million of unsecured 6.125% notes that mature in 2021 (the “2021 Notes”); (ii) $300 million of unsecured 3.25% notes that mature in 2027 (the”2027 Notes”); and (iii) $400 million of unsecured 4.10% notes that mature in 2048 (the “2048 Notes”), partially offset by $2.1 million from the net effects of debt amortization costs and fair value adjustments of interest rate swaps. Long-term debt of $946.0 million as of 2018 year end consisted of: (i) $250 million of the 2021 Notes; (ii) $300 million of the 2027 Notes; and (iii) $400 million of the 2048 Notes, partially offset by $4.0 million from the net effects of debt amortization costs and fair value adjustments of interest rate swaps.
Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of June 29, 2019. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of June 29, 2019, the company’s actual ratios of 0.21 and 0.95, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.
Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of June 29, 2019, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the revolving Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include scheduled debt payments, payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions of $9.4 million to its foreign pension plans and $2.0 million to its domestic pension plans in 2019, as required by law. In the first six months of 2019, Snap-on made $25.0 million of discretionary cash contributions to its domestic pension plans; depending on market and other conditions, Snap‑on may make additional discretionary cash contributions to its pension plans in the balance of 2019.
Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, additional fixed-term debt and/or securitizations.
The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities was $346.8 million and $418.8 million in the first six months of 2019 and 2018, respectively. The $72.0 million year-over-year decrease in net cash provided by operating activities primarily reflects a decrease of $94.0 million from net changes in operating assets and liabilities, partially offset by $17.5 million of higher net earnings.

Investing Activities
Net cash used by investing activities of $103.9 million in the first six months of 2019 included additions to finance receivables of $431.1 million, partially offset by collections of $383.5 million. Net cash used by investing activities of $100.8 million in the first six months of 2018 included additions to finance receivables of $436.7 million, partially offset by collections of $379.9 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with average payment terms of approximately four years.
Net cash used by investing activities in the respective first six months of 2019 and 2018 also included $9.3 million and $3.0 million for acquisitions. See Note 3 to the Consolidated Financial Statements for information about acquisitions.
Capital expenditures were $48.2 million and $38.6 million in the first six months of 2019 and 2018, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and RCI.
Financing Activities
Net cash used by financing activities of $220.7 million in the first six months of 2019 included repayments of notes payable and other short-term borrowings of $18.2 million. Net cash used by financing activities of $295.8 million in the first six months of 2018 included repayments of long-term debt and notes payable and other short-term borrowings, offset by the proceeds from the issuance of the 2048 Notes.
Proceeds from stock purchase and option plan exercises totaled $24.6 million and $28.3 million in the respective first six months of 2019 and 2018. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In the first six months of 2019, Snap‑on repurchased 660,000 shares of its common stock for $107.5 million under its previously announced share repurchase programs, including the up to $500 million share repurchase program approved by the Board of Directors (the “Board”) on February 14, 2019. The 2019 share repurchase program replaced the company’s 2017 share repurchase program, under which $206 million of authorization remained at the time of its replacement. In the first six months of 2018, Snap-on repurchased 646,000 shares of its common stock for $98.7 million under its previously announced share repurchase programs. As of June 29, 2019, Snap-on had remaining availability to repurchase up to an additional $445.3 million in common stock pursuant to its Board’s authorizations.

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
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $105.3 million and $92.8 million in the first six months of 2019 and 2018, respectively. On November 8, 2018, the Board increased the quarterly cash dividend by 15.9% to $0.95 per share ($3.80 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in the balance of 2019.

Off-Balance Sheet Arrangements
The company had no off-balance sheet arrangements as of June 29, 2019.
Critical Accounting Policies and Estimates
Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the fiscal year ended December 29, 2018, have not materially changed since that report was filed.
Outlook
Snap-on expects to make continued progress in 2019 along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, Snap-on expects that capital expenditures in 2019 will be in a range of $90 million to $100 million, of which $48.2 million was expended in the first six months of the year. Snap-on also anticipates that its full year 2019 effective income tax rate will be comparable to its full year 2018 rate of 24.0%.

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
The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of June 29, 2019, was $9.3 million on interest rate-sensitive financial instruments and $0.1 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Snap-on maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that material information relating to the company and its consolidated subsidiaries is timely communicated to the officers who certify Snap‑on’s financial reports and to other members of senior management and the Board, as appropriate.
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2019. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 29, 2019, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
There has not been any change in the company’s internal control over financial reporting during the quarter ended June 29, 2019, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the second quarter of fiscal 2019, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans and equity plans, and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
03/31/19 to 04/27/19	100,000	$169.30	100,000	$469.0 million
04/28/19 to 05/25/19	230,073	$164.19	230,073	$444.7 million
05/26/19 to 06/29/19	34,927	$156.31	34,927	$445.3 million
Total/Average	365,000	$164.83	365,000	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of June 29, 2019, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $445.3 million.

•
In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $169.77, $158.30 and $165.64 per share of common stock as of the end of the respective fiscal 2019 months ended April 27, 2019, May 25, 2019, and June 29, 2019.

•
On February 14, 2019, the Board authorized the repurchase of an aggregate of up to $500 million of the company’s common stock (the “2019 Authorization”). The 2019 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the second quarter of 2019 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Purchases of Snap-on Stock
Period	Shares purchased	Average price per share
03/31/19 to 04/27/19	—	—
04/28/19 to 05/25/19	—	—
05/26/19 to 06/29/19	800	$163.92
Total/Average	800	$163.92

Item 6: Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED
Date: July 18, 2019	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer