Form 10-Q
period 2019-09-28
Snap-on Inc
filed 2019-10-17
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 11, 2019
Common Stock, $1.00 par value	54,846,349 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$901.8	$898.1	$2,774.8	$2,788.2
Cost of goods sold	(453.7)	(444.2)	(1,381.3)	(1,375.6)
Gross profit	448.1	453.9	1,393.5	1,412.6
Operating expenses	(280.4)	(280.8)	(848.5)	(868.7)
Operating earnings before financial services	167.7	173.1	545.0	543.9

Financial services revenue	84.1	82.0	253.8	247.0
Financial services expenses	(23.1)	(22.7)	(70.1)	(73.0)
Operating earnings from financial services	61.0	59.3	183.7	174.0

Operating earnings	228.7	232.4	728.7	717.9
Interest expense	(12.0)	(12.4)	(36.9)	(38.0)
Other income (expense) – net	2.8	(1.0)	6.4	1.2
Earnings before income taxes and equity earnings	219.5	219.0	698.2	681.1
Income tax expense	(50.4)	(51.5)	(162.9)	(164.9)
Earnings before equity earnings	169.1	167.5	535.3	516.2
Equity earnings (loss), net of tax	0.1	(0.1)	0.9	0.7
Net earnings	169.2	167.4	536.2	516.9
Net earnings attributable to noncontrolling interests	(4.6)	(4.2)	(13.3)	(12.0)
Net earnings attributable to Snap-on Incorporated	$164.6	$163.2	$522.9	$504.9

Net earnings per share attributable to Snap-on Incorporated:
Basic	$2.99	$2.90	$9.47	$8.95
Diluted	2.96	2.85	9.34	8.78

Weighted-average shares outstanding:
Basic	55.0	56.3	55.2	56.4
Effect of dilutive securities	0.7	1.0	0.8	1.1
Diluted	55.7	57.3	56.0	57.5

Dividends declared per common share	$0.95	$0.82	$2.85	$2.46

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Comprehensive income:
Net earnings	$169.2	$167.4	$536.2	$516.9
Other comprehensive income (loss):
Foreign currency translation*	(47.3)	2.0	(48.1)	(56.5)
Unrealized cash flow hedges, net of tax:
Other comprehensive loss before reclassifications	—	—	—	(0.8)
Reclassification of cash flow hedges to net earnings	(0.4)	(0.4)	(1.1)	(1.2)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses and prior service credits included in net periodic benefit cost	5.9	7.8	17.6	23.4
Income tax benefit	(1.4)	(1.8)	(4.2)	(5.6)
Net of tax	4.5	6.0	13.4	17.8
Total comprehensive income	$126.0	$175.0	$500.4	$476.2

Comprehensive income attributable to noncontrolling interests	(4.6)	(4.2)	(13.3)	(12.0)
Comprehensive income attributable to Snap-on Incorporated	$121.4	$170.8	$487.1	$464.2

* There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	September 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$167.5	$140.9
Trade and other accounts receivable – net	684.8	692.6
Finance receivables – net	533.5	518.5
Contract receivables – net	102.7	98.3
Inventories – net	753.5	673.8
Prepaid expenses and other assets	105.9	92.8
Total current assets	2,347.9	2,216.9

Property and equipment:
Land	31.4	31.7
Buildings and improvements	392.6	368.6
Machinery, equipment and computer software	977.5	944.4
	1,401.5	1,344.7
Accumulated depreciation and amortization	(889.7)	(849.6)
Property and equipment – net	511.8	495.1

Operating lease right-of-use assets	52.4	—
Deferred income tax assets	54.4	64.7
Long-term finance receivables – net	1,084.7	1,074.4
Long-term contract receivables – net	348.6	344.9
Goodwill	920.1	902.2
Other intangibles – net	225.2	232.9
Other assets	51.3	42.0
Total assets	$5,596.4	$5,373.1
See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	September 28, 2019	December 29, 2018
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$232.3	$186.3
Accounts payable	205.8	201.1
Accrued benefits	46.8	52.0
Accrued compensation	66.1	71.5
Franchisee deposits	76.8	67.5
Other accrued liabilities	362.3	373.6
Total current liabilities	990.1	952.0

Long-term debt	947.5	946.0
Deferred income tax liabilities	45.8	41.4
Retiree health care benefits	29.9	31.8
Pension liabilities	115.3	171.3
Operating lease liabilities	34.3	—
Other long-term liabilities	108.3	112.0
Total liabilities	2,271.2	2,254.5

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,423,030 and 67,415,091 shares, respectively)	67.4	67.4
Additional paid-in capital	374.5	359.4
Retained earnings	4,668.3	4,257.6
Accumulated other comprehensive loss	(543.9)	(462.2)
Treasury stock at cost (12,576,741 and 11,804,310 shares, respectively)	(1,262.5)	(1,123.4)
Total shareholders’ equity attributable to Snap-on Incorporated	3,303.8	3,098.8
Noncontrolling interests	21.4	19.8
Total equity	3,325.2	3,118.6
Total liabilities and equity	$5,596.4	$5,373.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)
The following summarizes the changes in total equity for the three month period ended September 28, 2019:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 29, 2019	$67.4	$371.7	$4,556.1	$(500.7)	$(1,206.4)	$20.6	$3,308.7
Net Earnings for the three months ended September 28, 2019	—	—	164.6	—	—	4.6	169.2
Other comprehensive loss	—	—	—	(43.2)	—	—	(43.2)
Cash dividends – $0.95 per share	—	—	(52.3)	—	—	—	(52.3)
Stock compensation plans	—	2.8	—	—	3.6	—	6.4
Share repurchases – 400,000 shares	—	—	—	—	(59.7)	—	(59.7)
Other	—	—	(0.1)	—	—	(3.8)	(3.9)
Balance at September 28, 2019	$67.4	$374.5	$4,668.3	$(543.9)	$(1,262.5)	$21.4	$3,325.2

The following summarizes the changes in total equity for the nine month period ended September 28, 2019:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 29, 2018	$67.4	$359.4	$4,257.6	$(462.2)	$(1,123.4)	$19.8	$3,118.6
Impact of the Tax Act on Accumulated Other Comprehensive Income (ASU No. 2018-02)	—	—	45.9	(45.9)	—	—	—
Balance at December 30, 2018	$67.4	$359.4	$4,303.5	$(508.1)	$(1,123.4)	$19.8	$3,118.6
Net Earnings for the nine months ended September 28, 2019	—	—	522.9	—	—	13.3	536.2
Other comprehensive loss	—	—	—	(35.8)	—	—	(35.8)
Cash dividends – $2.85 per share	—	—	(157.6)	—	—	—	(157.6)
Stock compensation plans	—	15.1	—	—	28.1	—	43.2
Share repurchases – 1,060,000 shares	—	—	—	—	(167.2)	—	(167.2)
Other	—	—	(0.5)	—	—	(11.7)	(12.2)
Balance at September 28, 2019	$67.4	$374.5	$4,668.3	$(543.9)	$(1,262.5)	$21.4	$3,325.2

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)

The following summarizes the changes in total equity for the three month period ended September 29, 2018:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 30, 2018	$67.4	$352.6	$4,018.9	$(377.3)	$(968.4)	$18.4	$3,111.6
Net Earnings for the three months ended September 29, 2018	—	—	163.2	—	—	4.2	167.4
Other comprehensive income	—	—	—	7.6	—	—	7.6
Cash dividends – $0.82 per share	—	—	(46.1)	—	—	—	(46.1)
Stock compensation plans	—	8.3	—	—	24.1	—	32.4
Share repurchases – 493,000 shares	—	—	—	—	(85.7)	—	(85.7)
Other	—	—	(0.2)	—	—	(2.9)	(3.1)
Balance at September 29, 2018	$67.4	$360.9	$4,135.8	$(369.7)	$(1,030.0)	$19.7	$3,184.1

The following summarizes the changes in total equity for the nine month period ended September 29, 2018:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 30, 2017	$67.4	$343.2	$3,772.3	$(329.0)	$(900.0)	$18.4	$2,972.3
Net Earnings for the nine months ended September 29, 2018	—	—	504.9	—	—	12.0	516.9
Other comprehensive loss	—	—	—	(40.7)	—	—	(40.7)
Cash dividends – $2.46 per share	—	—	(138.9)	—	—	—	(138.9)
Stock compensation plans	—	17.7	—	—	54.4	—	72.1
Share repurchases – 1,139,000 shares	—	—	—	—	(184.4)	—	(184.4)
Other	—	—	(2.5)	—	—	(10.7)	(13.2)
Balance at September 29, 2018	$67.4	$360.9	$4,135.8	$(369.7)	$(1,030.0)	$19.7	$3,184.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Operating activities:
Net earnings	$536.2	$516.9
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	52.2	52.0
Amortization of other intangibles	16.3	19.2
Provision for losses on finance receivables	35.8	41.5
Provision for losses on non-finance receivables	14.4	9.4
Stock-based compensation expense	18.7	22.6
Deferred income tax provision (benefit)	10.7	(6.9)
Loss on sales of assets	0.8	0.7
Loss on early extinguishment of debt	—	7.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in trade and other accounts receivable	(8.4)	(26.5)
Increase in contract receivables	(12.9)	(27.9)
Increase in inventories	(97.3)	(49.3)
Increase in prepaid and other assets	(17.0)	(1.1)
Increase in accounts payable	9.2	25.2
Decrease in accruals and other liabilities	(80.8)	(35.0)
Net cash provided by operating activities	477.9	548.6
Investing activities:
Additions to finance receivables	(628.1)	(643.5)
Collections of finance receivables	565.1	564.0
Capital expenditures	(77.8)	(68.5)
Acquisitions of businesses, net of cash acquired	(38.9)	(3.0)
Disposals of property and equipment	0.3	0.3
Other	(1.3)	1.3
Net cash used by investing activities	(180.7)	(149.4)
Financing activities:
Proceeds from issuance of long-term debt	—	395.4
Repayments of long-term debt	—	(457.8)
Repayment of notes payable	—	(16.8)
Net increase in other short-term borrowings	46.9	0.9
Cash dividends paid	(157.6)	(138.9)
Purchases of treasury stock	(167.2)	(184.4)
Proceeds from stock purchase and option plans	26.2	54.1
Other	(18.5)	(19.6)
Net cash used by financing activities	(270.2)	(367.1)

Effect of exchange rate changes on cash and cash equivalents	(0.4)	(1.9)
Increase in cash and cash equivalents	26.6	30.2
Cash and cash equivalents at beginning of year	140.9	92.0
Cash and cash equivalents at end of period	$167.5	$122.2
Supplemental cash flow disclosures:
Cash paid for interest	$(44.8)	$(49.7)
Net cash paid for income taxes	(140.5)	(148.1)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Accounting Policies
Principles of consolidation and presentation
The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or the “company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2018 Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (“2018 year end”). The company’s 2019 fiscal third quarter ended on September 28, 2019; the 2018 fiscal third quarter ended on September 29, 2018. Each of the company’s 2019 and 2018 fiscal first, second and third quarters contained 13 weeks of operating results. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and nine month periods ended September 28, 2019, and September 29, 2018, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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
New Accounting Standards
The following new accounting pronouncements were adopted in fiscal year 2019:
On December 30, 2018, the beginning of Snap-on’s 2019 fiscal year, Snap-on adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update also made certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The adoption of this ASU did not have a significant impact on the company’s Condensed Consolidated Financial Statements.
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-13, is to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

The adoption of Topic 326 will require the company to record an estimate of all expected credit losses based on historical experience, current conditions, and a reasonable and supportable forecast. This guidance will replace the company's current incurred loss model, which uses current expected credit losses to estimate credit loss reserves. Topic 326 is expected to increase the company’s allowance for doubtful accounts as a result of recording reserves for expected losses, as well as extending the loss estimate period over the entire life of the receivable, in addition to losses deemed to be already incurred. Snap-on commenced its assessment of Topic 326 during the second half of 2018 and developed a comprehensive project plan that included representatives from the company’s business segments. The project plan includes analyzing the standard’s potential change on the company’s allowance for doubtful accounts reserves, identifying reporting requirements of the new standard, and identifying changes to the company’s business processes, systems and controls, including model development and validation, to support the accounting and disclosures under Topic 326. Upon adoption, the allowance for doubtful accounts is expected to increase with an offsetting adjustment, net of taxes, to retained earnings. Updates to the estimate each period after initial adoption will be recorded through provision expense. The extent of the impact upon adoption will depend on the composition of the company’s receivable portfolio and economic conditions at that date, as well as forecasted conditions thereafter. The credit risk of the portfolio and associated losses will not change upon adoption. The company continues to assess the impact this ASU will have on its consolidated financial statements.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Revenue Disaggregation

The following table shows the consolidated revenues by revenue source:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Revenue from contracts with customers	$896.2	$892.7	$2,758.4	$2,772.3
Other revenues	5.6	5.4	16.4	15.9
Total net sales	901.8	898.1	2,774.8	2,788.2
Financial services revenue	84.1	82.0	253.8	247.0
Total revenues	$985.9	$980.1	$3,028.6	$3,035.2

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

The following table represents external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the Three Months Ended September 28, 2019
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales by geographic region:
North America*	$125.3	$337.6	$188.3	$—	$—	$651.2
Europe	65.1	28.3	54.6	—	—	148.0
All other	66.6	19.3	16.7	—	—	102.6
External net sales	257.0	385.2	259.6	—	—	901.8
Intersegment net sales	78.3	—	63.1	—	(141.4)	—
Total net sales	335.3	385.2	322.7	—	(141.4)	901.8
Financial services revenue	—	—	—	84.1	—	84.1
Total revenue	$335.3	$385.2	$322.7	$84.1	$(141.4)	$985.9

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	For the Nine Months Ended September 28, 2019
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales by geographic region:
North America*	$355.8	$1,039.3	$575.7	$—	$—	$1,970.8
Europe	214.8	101.7	176.4	—	—	492.9
All other	198.9	60.2	52.0	—	—	311.1
External net sales	769.5	1,201.2	804.1	—	—	2,774.8
Intersegment net sales	223.3	—	195.4	—	(418.7)	—
Total net sales	992.8	1,201.2	999.5	—	(418.7)	2,774.8
Financial services revenue	—	—	—	253.8	—	253.8
Total revenue	$992.8	$1,201.2	$999.5	$253.8	$(418.7)	$3,028.6

	For the Three Months Ended September 29, 2018
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales by geographic region:
North America*	$119.9	$335.4	$177.6	$—	$—	$632.9
Europe	70.4	32.0	57.6	—	—	160.0
All other	65.4	22.4	17.4	—	—	105.2
External net sales	255.7	389.8	252.6	—	—	898.1
Intersegment net sales	74.5	—	61.8	—	(136.3)	—
Total net sales	330.2	389.8	314.4	—	(136.3)	898.1
Financial services revenue	—	—	—	82.0	—	82.0
Total revenue	$330.2	$389.8	$314.4	$82.0	$(136.3)	$980.1

	For the Nine Months Ended September 29, 2018
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales by geographic region:
North America*	$345.7	$1,020.5	$552.3	$—	$—	$1,918.5
Europe	229.9	117.2	192.8	—	—	539.9
All other	206.0	68.7	55.1	—	—	329.8
External net sales	781.6	1,206.4	800.2	—	—	2,788.2
Intersegment net sales	218.0	—	194.3	—	(412.3)	—
Total net sales	999.6	1,206.4	994.5	—	(412.3)	2,788.2
Financial services revenue	—	—	—	247.0	—	247.0
Total revenue	$999.6	$1,206.4	$994.5	$247.0	$(412.3)	$3,035.2

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table represents external net sales disaggregated by customer type:

	For the Three Months Ended September 28, 2019
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$20.8	$385.2	$259.6	$—	$—	$665.6
All other professionals	236.2	—	—	—	—	236.2
External net sales	257.0	385.2	259.6	—	—	901.8
Intersegment net sales	78.3	—	63.1	—	(141.4)	—
Total net sales	335.3	385.2	322.7	—	(141.4)	901.8
Financial services revenue	—	—	—	84.1	—	84.1
Total revenue	$335.3	$385.2	$322.7	$84.1	$(141.4)	$985.9

	For the Nine Months Ended September 28, 2019
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$64.8	$1,201.2	$804.1	$—	$—	$2,070.1
All other professionals	704.7	—	—	—	—	704.7
External net sales	769.5	1,201.2	804.1	—	—	2,774.8
Intersegment net sales	223.3	—	195.4	—	(418.7)	—
Total net sales	992.8	1,201.2	999.5	—	(418.7)	2,774.8
Financial services revenue	—	—	—	253.8	—	253.8
Total revenue	$992.8	$1,201.2	$999.5	$253.8	$(418.7)	$3,028.6

	For the Three Months Ended September 29, 2018
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$21.4	$389.8	$252.6	$—	$—	$663.8
All other professionals	234.3	—	—	—	—	234.3
External net sales	255.7	389.8	252.6	—	—	898.1
Intersegment net sales	74.5	—	61.8	—	(136.3)	—
Total net sales	330.2	389.8	314.4	—	(136.3)	898.1
Financial services revenue	—	—	—	82.0	—	82.0
Total revenue	$330.2	$389.8	$314.4	$82.0	$(136.3)	$980.1

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	For the Nine Months Ended September 29, 2018
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

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations.  The remaining duration of these unsatisfied performance obligations range from one month up to 60 months.  Snap-on had approximately $230.0 million of long-term contracts that have fixed consideration that extends beyond one year as of September 28, 2019. Snap-on expects to recognize approximately 50% of these contracts as revenue by the end of fiscal 2020, an additional 40% by the end of fiscal 2022 and the balance thereafter.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Contract Liabilities (Deferred Revenues)

Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance.  The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities at September 28, 2019, and at December 29, 2018, was $67.2 million and $63.8 million, respectively.   The current portion of contract liabilities and the non-current portion are included in “Other accrued liabilities” and “Other long-term liabilities”, respectively, on the accompanying Condensed Consolidated Balance Sheets.  During the three and nine months ended September 28, 2019, Snap-on recognized revenue of $8.0 million and $43.2 million, respectively, that was included in the $63.8 million contract liability balance at December 29, 2018, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.

Note 3: Acquisitions
On August 7, 2019, Snap-on acquired Cognitran Limited ("Cognitran") for a preliminary cash purchase price of $30.7 million (or $29.7 million, net of cash acquired). The preliminary purchase price is subject to change based upon finalization of a working capital adjustment that is expected to be completed in the fourth quarter of 2019. Cognitran, based in Chelmsford, United Kingdom, specializes in flexible, modular and highly scalable "Software as a Service" (SaaS) products for OEM customers and their dealers, focused on the creation and delivery of service, diagnostics, parts and repair information to OEM dealers and connected vehicle platforms.
As of September 28, 2019, the company recorded, on a preliminary basis, the $27.7 million excess of the purchase price over the fair value of the net assets acquired in "Goodwill" on the accompanying Condensed Consolidated Balance Sheets. The company anticipates completing the purchase accounting for the acquired net assets of Cognitran, including the potential identification and quantification of other intangible assets, in the first half of 2020.
On April 2, 2019, Snap-on acquired Power Hawk Technologies, Inc. (“Power Hawk”) for a cash purchase price of $7.9 million. Power Hawk, based in Rockaway, New Jersey, designs, manufactures and distributes rescue tools and related equipment for a variety of military, governmental and fire, rescue and emergency operations. As of the third quarter of 2019, the company has completed the purchase accounting valuations for the acquired net assets of Power Hawk, including intangible assets. The $6.4 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.
On January 25, 2019, Snap-on acquired substantially all of the assets of TMB GeoMarketing Limited (“TMB”) for a cash purchase price of $1.3 million. TMB, based in Dorking, United Kingdom, designs planning software used by OEMs to optimize dealer locations and manage the performance of dealer outlets. The company completed the purchase accounting valuations for the acquired net assets of TMB during the first quarter of 2019. Substantially all of the purchase price was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.

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
For segment reporting purposes, the results of operations and assets of Cognitran and TMB have been included in the Repair Systems and Information Group since each respective acquisition date, and the results of operations and assets of Power Hawk and Fastorq have been included in the Commercial & Industrial Group since each respective acquisition date.
Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to Snap-on’s results of operations or financial position. See Note 6 for further information on goodwill and other intangible assets.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4: Receivables
Trade and Other Accounts Receivable
Snap-on’s trade and other accounts receivable primarily arise from the sale of tools and diagnostic and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days.

The components of Snap-on’s trade and other accounts receivable as of September 28, 2019, and December 29, 2018, are as follows:

(Amounts in millions)	September 28, 2019	December 29, 2018
Trade and other accounts receivable	$705.0	$710.1
Allowances for doubtful accounts	(20.2)	(17.5)
Total trade and other accounts receivable – net	$684.8	$692.6

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
The components of Snap-on’s current finance and contract receivables as of September 28, 2019, and December 29, 2018, are as follows:

(Amounts in millions)	September 28, 2019	December 29, 2018
Finance receivables	$553.3	$538.1
Contract receivables	104.3	99.5
Total	657.6	637.6
Allowances for doubtful accounts:
Finance receivables	(19.8)	(19.6)
Contract receivables	(1.6)	(1.2)
Total	(21.4)	(20.8)
Total current finance and contract receivables – net	$636.2	$616.8

Finance receivables – net	$533.5	$518.5
Contract receivables – net	102.7	98.3
Total current finance and contract receivables – net	$636.2	$616.8

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of September 28, 2019, and December 29, 2018, are as follows:

(Amounts in millions)	September 28, 2019	December 29, 2018
Finance receivables	$1,126.0	$1,116.2
Contract receivables	353.0	348.0
Total	1,479.0	1,464.2
Allowances for doubtful accounts:
Finance receivables	(41.3)	(41.8)
Contract receivables	(4.4)	(3.1)
Total	(45.7)	(44.9)
Total long-term finance and contract receivables – net	$1,433.3	$1,419.3

Finance receivables – net	$1,084.7	$1,074.4
Contract receivables – net	348.6	344.9
Total long-term finance and contract receivables – net	$1,433.3	$1,419.3
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
The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired finance and contract receivables are covered by the company’s respective allowances for doubtful accounts and are charged-off against the allowances when appropriate. As of September 28, 2019, and December 29, 2018, there were $28.2 million and $27.9 million, respectively, of impaired finance receivables, and there were $2.9 million and $6.0 million, respectively, of impaired contract receivables.
It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of September 28, 2019, and December 29, 2018, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aging of finance and contract receivables as of September 28, 2019, and December 29, 2018, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
September 28, 2019:
Finance receivables	$18.0	$11.2	$19.9	$49.1	$1,630.2	$1,679.3	$15.7
Contract receivables	1.5	1.0	1.6	4.1	453.2	457.3	0.2

December 29, 2018:
Finance receivables	$19.4	$12.1	$20.3	$51.8	$1,602.5	$1,654.3	$15.9
Contract receivables	1.7	1.2	5.2	8.1	439.4	447.5	0.2
The amount of performing and nonperforming finance and contract receivables based on payment activity as of September 28, 2019, and December 29, 2018, is as follows:

	September 28, 2019		December 29, 2018
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$1,651.1	$454.4	$1,626.4	$441.5
Nonperforming	28.2	2.9	27.9	6.0
Total	$1,679.3	$457.3	$1,654.3	$447.5

The amount of finance and contract receivables on nonaccrual status as of September 28, 2019, and December 29, 2018, is as follows:

(Amounts in millions)	September 28, 2019	December 29, 2018
Finance receivables	$12.5	$12.0
Contract receivables	2.7	5.8

The following is a rollforward of the allowances for doubtful accounts for finance and contract receivables for the three and nine months ended September 28, 2019, and September 29, 2018:

	Three Months Ended September 28, 2019		Nine Months Ended September 28, 2019
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$60.9	$5.0	$61.4	$4.3
Provision	11.4	1.9	35.8	4.0
Charge-offs	(13.0)	(1.0)	(41.9)	(2.7)
Recoveries	1.9	—	5.9	0.3
Currency translation	(0.1)	0.1	(0.1)	0.1
End of period	$61.1	$6.0	$61.1	$6.0

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 29, 2018		Nine Months Ended September 29, 2018
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$59.0	$4.8	$56.5	$4.6
Provision	12.1	0.4	41.5	1.5
Charge-offs	(13.3)	(0.7)	(43.7)	(1.8)
Recoveries	1.7	0.1	5.3	0.3
Currency translation	0.1	—	—	—
End of period	$59.6	$4.6	$59.6	$4.6

Note 5: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	September 28, 2019	December 29, 2018
Finished goods	$650.8	$577.0
Work in progress	55.2	51.7
Raw materials	130.0	123.5
Total FIFO value	836.0	752.2
Excess of current cost over LIFO cost	(82.5)	(78.4)
Total inventories – net	$753.5	$673.8

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 58% and 61% of total inventories as of September 28, 2019, and December 29, 2018, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of September 28, 2019, approximately 32% of the company’s U.S. inventory was accounted for using the FIFO method and 68% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and nine months ended September 28, 2019, or September 29, 2018.
Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the nine months ended September 28, 2019, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 29, 2018	$286.2	$12.5	$603.5	$902.2
Currency translation	(11.7)	—	(5.8)	(17.5)
Acquisitions and related adjustments	6.4	—	29.0	35.4
Balance as of September 28, 2019	$280.9	$12.5	$626.7	$920.1

Goodwill of $920.1 million as of September 28, 2019, includes $27.7 million, on a preliminary basis, from the acquisition of Cognitran, $6.4 million from the acquisition of Power Hawk, which reflects the final purchase accounting that was completed in the third quarter of 2019, and $1.3 million from the acquisition of TMB. The goodwill from Power Hawk is included in the Commercial & Industrial Group and the goodwill from Cognitran and TMB is included in the Repair Systems and Information Group. The company anticipates completing the purchase accounting for the Cognitran acquisition, including the potential identification and quantification of other intangible assets, in the first half of 2020. See Note 3 for additional information on acquisitions.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Additional disclosures related to other intangible assets are as follows:

	September 28, 2019		December 29, 2018
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$171.3	$(114.3)	$172.2	$(107.6)
Developed technology	18.4	(18.3)	18.5	(18.3)
Internally developed software	165.1	(122.6)	156.6	(116.6)
Patents	37.3	(23.4)	35.7	(22.9)
Trademarks	3.3	(2.0)	3.2	(2.0)
Other	7.1	(3.0)	7.3	(2.9)
Total	402.5	(283.6)	393.5	(270.3)
Non-amortized trademarks	106.3	—	109.7	—
Total other intangible assets	$508.8	$(283.6)	$503.2	$(270.3)

As of September 28, 2019, the $171.3 million gross carrying value of customer relationships includes $0.9 million related to the Power Hawk acquisition.
Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2019; the evaluation of the testing did not result in any impairment. Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of September 28, 2019, the company had no accumulated impairment losses.
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
The aggregate amortization expense was $5.5 million and $16.3 million for the respective three and nine months ended September 28, 2019, and $6.2 million and $19.2 million for the respective three and nine months ended September 29, 2018. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $21.6 million in 2019, $19.2 million in 2020, $17.1 million in 2021, $14.0 million in 2022, $12.4 million in 2023, and $10.2 million in 2024.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 23.8% and 24.6% in the first nine months of 2019 and 2018, respectively.  During the first nine months of 2018, the Internal Revenue Service issued new guidance affecting the computation of the company’s 2017 federal income tax liability. As a result of this new guidance and additional analysis of the impacts of the Tax Act, the company revised its prior estimates and recorded $1.8 million and $3.9 million of net tax expense during the three and nine months ended September 29, 2018. The additional $3.9 million tax provision during the first nine months of 2018 increased the company’s effective tax rate for the period by 50 basis points.
Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $2.5 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $0.9 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

Note 8: Short-term and Long-term Debt
Short-term and long-term debt as of September 28, 2019, and December 29, 2018, consisted of the following:

(Amounts in millions)	September 28, 2019	December 29, 2018
6.125% unsecured notes due 2021	$250.0	$250.0
3.25% unsecured notes due 2027	300.0	300.0
4.10% unsecured notes due 2048	400.0	400.0
Other debt*	229.8	182.3
	1,179.8	1,132.3
Less: notes payable
Commercial paper borrowings	(218.8)	(177.1)
Other notes	(13.5)	(9.2)
	(232.3)	(186.3)
Total long-term debt	$947.5	$946.0

*	Includes the net effects of debt amortization costs and fair value adjustments of interest rate swaps.
Notes payable of $232.3 million as of September 28, 2019, included $218.8 million of commercial paper borrowings and $13.5 million of other notes. As of 2018 year end, notes payable of $186.3 million included $177.1 million of commercial paper borrowings and $9.2 million of other notes.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On September 16, 2019, Snap-on entered into a five-year, $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of September 28, 2019. The Credit Facility amended and restated in its entirety Snap-on's previous $700 million multi-currency revolving credit facility that was set to terminate on December 15, 2020. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of September 28, 2019, the company’s actual ratios of 0.21 and 0.96 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.
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
The criteria used to determine if hedge accounting treatment is appropriate are: (i) the designation of the hedge to an underlying exposure; (ii) whether or not overall risk is being reduced; and (iii) if there is a correlation between the value of the derivative instrument and the underlying hedged item. Once a derivative contract is entered into, Snap-on designates the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a natural hedging instrument whose change in fair value is recognized as an economic hedge against changes in the value of the hedged item. Snap-on does not use derivative instruments for speculative or trading purposes.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Swaps: Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The change in fair value of the designated and qualifying derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100 million as of both September 28, 2019, and December 29, 2018.
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
Snap-on entered into a $300 million treasury lock in the fourth quarter of 2017 to manage changes in interest rates in anticipation of the issuance of fixed rate debt in the first quarter of 2018. In the first quarter of 2018, Snap-on settled the outstanding $300 million treasury lock after it was deemed to be an ineffective hedge related to the 2048 Notes, which were issued in February 2018. The $13.3 million gain on the settlement of the treasury lock was recorded in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of both September 28, 2019, and December 29, 2018. See Note 16 for additional information on Other income (expense) - net.
Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of September 28, 2019, Snap-on had equity forwards in place intended to manage market risk with respect to 108,000 shares of Snap-on common stock associated with its deferred compensation plans.
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
Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	September 28, 2019		December 29, 2018
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,618.2	$1,912.4	$1,592.9	$1,845.4
Contract receivables – net	451.3	499.1	443.2	481.2
Long-term debt and notes payable	1,179.8	1,277.5	1,132.3	1,136.0

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following methods and assumptions were used in estimating the fair value of financial instruments:

•Finance and contract receivables include both short-term and long-term receivables. The fair value estimates of finance and contract receivables are derived utilizing discounted cash flow analyses performed on groupings of receivables that are similar in terms of loan type and characteristics. The cash flow analyses consider recent prepayment trends where applicable. The cash flows are discounted over the average life of the receivables using a current market discount rate of a similar term adjusted for credit quality. Significant inputs to the fair value measurements of the receivables are unobservable and, as such, are classified as Level 3.

•Fair value of long-term debt was estimated, using Level 2 fair value measurements, based on quoted market values of Snap-on’s publicly traded senior debt. The carrying value of long-term debt includes adjustments related to fair value hedges. The fair value of notes payable approximates such instruments’ carrying value due to their short-term nature.

•The fair value of all other financial instruments, including trade and other accounts receivable, accounts payable and other financial instruments, approximates such instruments’ carrying value due to their short-term nature.

Note 10: Pension Plans
Snap-on’s net periodic pension cost included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$5.9	$6.3	$17.7	$18.9
Interest cost	14.1	13.2	42.3	39.6
Expected return on plan assets	(22.8)	(22.6)	(68.3)	(66.5)
Amortization of unrecognized loss	6.3	8.2	18.8	24.6
Amortization of prior service credit	(0.2)	(0.3)	(0.6)	(0.9)
Net periodic pension cost	$3.3	$4.8	$9.9	$15.7
The components of net periodic pension cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 16 for additional information on other income (expense) - net.
Snap-on intends to make contributions of $9.4 million to its foreign pension plans and $2.0 million to its domestic pension plans in 2019, as required by law. In the first nine months of 2019, Snap-on made $40.0 million of discretionary cash contributions to its domestic pension plans. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in the remainder of 2019.
Note 11: Postretirement Health Care Plans
Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Interest cost	$0.4	$0.5	$1.4	$1.4
Expected return on plan assets	(0.1)	(0.2)	(0.5)	(0.6)
Amortization of unrecognized gain	(0.2)	(0.1)	(0.6)	(0.3)
Net periodic postretirement health care cost	$0.1	$0.2	$0.3	$0.5

The components of net periodic postretirement health care cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 16 for additional information on other income (expense) - net.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue in accordance with their terms. As of September 28, 2019, the 2011 Plan had 2,007,654 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.
Net stock-based compensation expense was $4.6 million and $18.7 million for the respective three and nine months ended September 28, 2019, and $8.0 million and $22.6 million for the respective three and nine months ended September 29, 2018. Cash received from stock purchase and option plan exercises during the respective three and nine months ended September 28, 2019, totaled $1.6 million and $26.2 million. Cash received from stock purchase and option plan exercises during the respective three and nine months ended September 29, 2018, totaled $25.8 million and $54.1 million. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $1.0 million and $5.6 million for the respective three and nine months ended September 28, 2019, and $4.5 million and $12.1 million for the respective three and nine months ended September 29, 2018.

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
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the nine months ended September 28, 2019, and September 29, 2018, using the Black-Scholes valuation model:

	Nine Months Ended
	September 28, 2019	September 29, 2018
Expected term of option (in years)	5.53	5.35
Expected volatility factor	21.30%	20.08%
Expected dividend yield	1.79%	1.68%
Risk-free interest rate	2.54%	2.71%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of stock option activity as of and for the nine months ended September 28, 2019, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2018	3,130	$127.57
Granted	462	155.93
Exercised	(191)	77.92
Forfeited or expired	(49)	161.24
Outstanding at September 28, 2019	3,352	133.82	6.2	$82.8
Exercisable at September 28, 2019	2,404	123.47	5.2	82.8

*	Weighted-average
The weighted-average grant date fair value of options granted during the nine months ended September 28, 2019, and September 29, 2018, was $29.98 and $30.21, respectively. The intrinsic value of options exercised was $3.9 million and $16.2 million during the respective three and nine months ended September 28, 2019, and $18.1 million and $39.3 million during the respective three and nine months ended September 29, 2018. The fair value of stock options vested was $15.7 million and $16.0 million during the respective nine months ended September 28, 2019, and September 29, 2018.

As of September 28, 2019, there was $19.4 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.
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
The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of performance awards granted during the nine months ended September 28, 2019, and September 29, 2018, was $155.92 and $161.18, respectively. PSUs related to 32,114 shares and 50,182 shares were paid out during the respective nine months ended September 28, 2019, and September 29, 2018. Earned PSUs are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes to the company’s non-vested performance awards during the nine months ended September 28, 2019, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at December 29, 2018	120	$164.00
Granted	84	155.92
Vested	(2)	164.55
Cancellations and other	(42)	160.11
Non-vested performance awards at September 28, 2019	160	160.73

*	Weighted-average
As of September 28, 2019, there was $12.0 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 1.8 years.

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
The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the nine months ended September 28, 2019, and September 29, 2018, using the Black-Scholes valuation model:

	Nine Months Ended
	September 28, 2019	September 29, 2018
Expected term of stock-settled SARs (in years)	3.65	3.58
Expected volatility factor	22.60%	20.08%
Expected dividend yield	1.81%	1.63%
Risk-free interest rate	2.48%	2.40%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes to the company’s stock-settled SARs during the nine months ended September 28, 2019, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2018	372	$147.41
Granted	92	155.95
Exercised	(1)	96.57
Forfeited or expired	(6)	150.14
Outstanding at September 28, 2019	457	149.19	7.2	$4.6
Exercisable at September 28, 2019	277	142.29	6.2	4.6

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the nine months ended September 28, 2019, and September 29, 2018, was $26.45 and $24.71, respectively. The intrinsic value of stock-settled SARs exercised was $0.1 million during both the three and nine months ended September 28, 2019, and $1.2 million and $1.8 million during the respective three and nine months ended September 29, 2018. The fair value of stock-settled SARs vested was $2.1 million and $2.2 million during the respective nine months ended September 28, 2019, and September 29, 2018.
As of September 28, 2019, there was $3.2 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.
The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the nine months ended September 28, 2019, and September 29, 2018, using the Black-Scholes valuation model:

	Nine Months Ended
	September 28, 2019	September 29, 2018
Expected term of cash-settled SARs (in years)	3.09	3.01
Expected volatility factor	23.36%	21.22%
Expected dividend yield	1.94%	1.70%
Risk-free interest rate	1.58%	2.88%
The intrinsic value of cash-settled SARs exercised was zero and $0.5 million during the respective three and nine months ended September 28, 2019, and $1.1 million and $3.2 million during the respective three and nine months ended September 29, 2018. The fair value of cash-settled SARs vested was $0.1 million during both the nine months ended September 28, 2019, and September 29, 2018.
Changes to the company’s non-vested cash-settled SARs during the nine months ended September 28, 2019, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at December 29, 2018	3	$14.89
Granted	1	22.90
Vested	(2)	21.38
Non-vested cash-settled SARs at September 28, 2019	2	19.50

*	Weighted-average

As of September 28, 2019, there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Restricted Stock Awards – Non-employee Directors
The company awarded 7,605 shares and 6,975 shares of restricted stock to non-employee directors for the respective nine months ended September 28, 2019, and September 29, 2018. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.
Note 13: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Weighted-average common shares outstanding	54,969,340	56,260,432	55,245,705	56,447,218
Effect of dilutive securities	687,602	1,073,501	755,157	1,033,190
Weighted-average common shares outstanding, assuming dilution	55,656,942	57,333,933	56,000,862	57,480,408

The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of September 28, 2019, there were 1,223,983 awards outstanding that were anti-dilutive; as of September 29, 2018, there were 689,665 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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
Snap-on’s product warranty accrual activity for the three and nine months ended September 28, 2019, and September 29, 2018, is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Warranty reserve:
Beginning of period	$17.8	$17.5	$17.1	$17.2
Additions	3.8	3.0	12.5	10.9
Usage	(4.6)	(3.3)	(12.6)	(10.9)
End of period	$17.0	$17.2	$17.0	$17.2

The Condensed Consolidated Balance Sheet as of December 29, 2018, included an accrual of $30.9 million related to a judgment from the fourth quarter of 2017 for a patent-related litigation matter that was being appealed. During the first nine months of 2019, that matter was settled and the company recognized an $11.6 million benefit in “Operating expenses” on the Condensed Consolidated Statements of Earnings for the nine months ended September 28, 2019, as a result of the settlement.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Total lease costs consist of the following:

	Three Months Ended	Nine Months Ended
(Amounts in millions)	September 28, 2019	September 28, 2019

Finance lease costs*:
Amortization of ROU assets	$0.4	$1.1
Interest on lease liabilities	0.1	0.2
Operating lease costs*	6.1	18.6
Total lease costs	$6.6	$19.9

*	Includes short-term leases, variable lease costs and sublease income, which are immaterial.

Supplemental cash flow information related to leases is as follows:

Nine Months Ended
(Amounts in millions)	September 28, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1.0
Operating cash flows from finance leases	0.2
Operating cash flows from operating leases	17.5

ROU assets obtained in exchange for new lease obligations:
Finance lease liabilities	$1.3
Operating lease liabilities	9.6

Supplemental balance sheet information related to leases as of September 28, 2019, is as follows:

(Amounts in millions)	September 28, 2019

Finance leases:
Property and equipment - gross	$9.2
Accumulated depreciation and amortization	(1.1)
Property and equipment - net	$8.1

Other accrued liabilities	$2.9
Other long-term liabilities	10.8
Total finance lease liabilities	$13.7

Operating leases:
Operating lease right-of-use assets	$52.4

Other accrued liabilities	$19.3
Operating lease liabilities	34.3
Total operating lease liabilities	$53.6

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Weighted-average lease terms and discount rates as of September 28, 2019, are as follows:

September 28, 2019

Weighted-average remaining lease terms:
Finance leases	4.7 years
Operating leases	3.4 years

Weighted-average discount rates:
Finance leases	3.9%
Operating leases	3.0%

Maturities of lease liabilities as of September 28, 2019, are as follows:

(Amounts in millions)	Operating Leases	Finance Leases

Year:
2019 (excluding the nine months ended September 28, 2019)	$5.6	$0.8
2020	19.0	3.3
2021	14.1	3.1
2022	9.4	2.8
2023	4.4	2.6
2024 and thereafter	3.9	2.3
Total lease payments	56.4	14.9
Less: amount representing interest	(2.8)	(1.2)
Total lease liabilities	$53.6	$13.7

As of September 28, 2019, Snap-on does not have any significant additional operating or finance leases that have not yet commenced.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Amounts included in the accompanying Condensed Consolidated Balance Sheets for the present value of minimum capital lease payments as of 2018 year end are as follows:

(Amounts in millions)	December 29, 2018
Other accrued liabilities	$3.0
Other long-term liabilities	12.1
Total present value of minimum capital lease payments	$15.1

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
Sales-type leases included in both “Finance receivables - net” and “Long-term finance receivables - net” on the accompanying Condensed Consolidated Balance Sheets as of September 28, 2019, have future minimum lease payments, including unguaranteed residual value, of $91.4 million and unearned finance charges of $17.8 million, with lease terms of up to five years.
Sales-type leases included in both “Contract receivables - net” and “Long-term contract receivables - net” on the accompanying Condensed Consolidated Balance Sheets as of September 28, 2019, have future minimum lease payments, including unguaranteed residual value, of $256.9 million and unearned finance charges of $46.1 million, with lease terms of up to seven years.
Future minimum lease payments as of September 28, 2019, consisted of the following:

(Amounts in millions)	Lease Receivables

Year:
2019 (excluding the nine months ended September 28, 2019)	$28.9
2020	109.3
2021	80.3
2022	55.5
2023	37.9
2024 and thereafter	36.4
Total lease payments	348.3
Less: unearned finance charges	(63.9)
Net investment in leases	$284.4

See Note 4 for further information on finance and contract receivables.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Interest income	$0.4	$0.1	$1.1	$0.4
Net foreign exchange loss	(0.2)	(1.8)	(2.7)	(4.2)
Net periodic pension and postretirement benefits – non-service	2.5	1.3	7.5	2.7
Settlement of treasury lock	—	—	—	13.3
Loss on early extinguishment of debt	—	—	—	(7.8)
Other	0.1	(0.6)	0.5	(3.2)
Total other income (expense) – net	$2.8	$(1.0)	$6.4	$1.2

Note 17: Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended September 28, 2019:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance at June 29, 2019	$(178.7)	$11.5	$(333.5)	$(500.7)
Other comprehensive loss before reclassifications	(47.3)	—	—	(47.3)
Amounts reclassified from Accumulated OCI	—	(0.4)	4.5	4.1
Net other comprehensive income (loss)	(47.3)	(0.4)	4.5	(43.2)
Balance as of September 28, 2019	$(226.0)	$11.1	$(329.0)	$(543.9)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the nine months ended September 28, 2019:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 29, 2018	$(177.9)	$12.2	$(296.5)	$(462.2)
Impact of the Tax Act on Accumulated Other Comprehensive Income (ASU No. 2018-02)	—	—	(45.9)	(45.9)
Balance at December 30, 2018	(177.9)	12.2	(342.4)	(508.1)
Other comprehensive loss before reclassifications	(48.1)	—	—	(48.1)
Amounts reclassified from Accumulated OCI	—	(1.1)	13.4	12.3
Net other comprehensive income (loss)	(48.1)	(1.1)	13.4	(35.8)
Balance as of September 28, 2019	$(226.0)	$11.1	$(329.0)	$(543.9)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended September 29, 2018:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance at June 30, 2018	$(141.0)	$12.9	$(249.2)	$(377.3)
Other comprehensive income before reclassifications	2.0	—	—	2.0
Amounts reclassified from Accumulated OCI	—	(0.4)	6.0	5.6
Net other comprehensive income (loss)	2.0	(0.4)	6.0	7.6
Balance as of September 29, 2018	$(139.0)	$12.5	$(243.2)	$(369.7)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the nine months ended September 29, 2018:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 30, 2017	$(82.5)	$14.5	$(261.0)	$(329.0)
Other comprehensive loss before reclassifications	(56.5)	(0.8)	—	(57.3)
Amounts reclassified from Accumulated OCI	—	(1.2)	17.8	16.6
Net other comprehensive income (loss)	(56.5)	(2.0)	17.8	(40.7)
Balance as of September 29, 2018	$(139.0)	$12.5	$(243.2)	$(369.7)

The reclassifications out of Accumulated OCI for the three and nine month periods ended September 28, 2019, and September 29, 2018, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	Statement of Earnings Presentation
(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.4	$0.4	$1.1	$1.2	Interest expense
Income tax expense	—	—	—	—	Income tax expense
Net of tax	0.4	0.4	1.1	1.2

Amortization of net unrecognized losses and prior service credits	(5.9)	(7.8)	(17.6)	(23.4)	See footnote below*
Income tax benefit	1.4	1.8	4.2	5.6	Income tax expense
Net of tax	(4.5)	(6.0)	(13.4)	(17.8)
Total reclassifications for the period, net of tax	$(4.1)	$(5.6)	$(12.3)	$(16.6)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 10 and Note 11 for further information.

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
Financial Data by Segment:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales:
Commercial & Industrial Group	$335.3	$330.2	$992.8	$999.6
Snap-on Tools Group	385.2	389.8	1,201.2	1,206.4
Repair Systems & Information Group	322.7	314.4	999.5	994.5
Segment net sales	1,043.2	1,034.4	3,193.5	3,200.5
Intersegment eliminations	(141.4)	(136.3)	(418.7)	(412.3)
Total net sales	$901.8	$898.1	$2,774.8	$2,788.2
Financial Services revenue	84.1	82.0	253.8	247.0
Total revenues	$985.9	$980.1	$3,028.6	$3,035.2
Operating earnings:
Commercial & Industrial Group	$48.3	$53.0	$143.7	$148.5
Snap-on Tools Group	53.0	59.3	191.5	207.2
Repair Systems & Information Group	83.3	80.7	255.5	255.2
Financial Services	61.0	59.3	183.7	174.0
Segment operating earnings	245.6	252.3	774.4	784.9
Corporate	(16.9)	(19.9)	(45.7)	(67.0)
Operating earnings	$228.7	$232.4	$728.7	$717.9
Interest expense	(12.0)	(12.4)	(36.9)	(38.0)
Other income (expense) – net	2.8	(1.0)	6.4	1.2
Earnings before income taxes and equity earnings	$219.5	$219.0	$698.2	$681.1

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(Amounts in millions)	September 28, 2019	December 29, 2018
Assets:
Commercial & Industrial Group	$1,119.5	$1,087.9
Snap-on Tools Group	833.7	752.7
Repair Systems & Information Group	1,354.3	1,306.3
Financial Services	2,080.3	2,039.6
Total assets from reportable segments	$5,387.8	$5,186.5
Corporate	264.8	249.2
Elimination of intersegment receivables	(56.2)	(62.6)
Total assets	$5,596.4	$5,373.1

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
These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the effects of external negative factors, including adverse developments in world financial markets, developments related to tariffs and other trade issues or disputes, weakness in certain areas of the global economy (including as a result of the United Kingdom’s pending exit from the European Union), and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates, laws and regulations, and the impact of energy and raw material supply and pricing, including steel (as a result of U.S. tariffs imposed on certain steel imports or otherwise) and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and its ongoing implementation or reform), continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation, regulations or government-related developments or issues, risks associated with data security and technological systems and protections, potential reputational damages and costs related to litigation as well as an inability to assure that costs will be reduced or eliminated on appeal, and other world or local events outside Snap-on’s control, including terrorist disruptions. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.
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

Recent Acquisitions
On August 7, 2019, Snap-on acquired Cognitran Limited ("Cognitran") for a preliminary cash purchase price of $30.7 million (or $29.7 million, net of cash acquired). The preliminary purchase price is subject to change based upon finalization of a working capital adjustment that is expected to be completed in the fourth quarter of 2019. Cognitran, based in Chelmsford, United Kingdom, specializes in flexible, modular and highly scalable "Software as a Service" (SaaS) products for original equipment manufacturer ("OEM") customers and their dealers, focused on the creation and delivery of service, diagnostics, parts and repair information to OEM dealers and connected vehicle platforms. The acquisition enhances and expands Snap-on’s capabilities in providing shop efficiency solutions through integrated upstream services to OEM customers in automotive, heavy duty, agricultural and recreational applications.
On April 2, 2019, Snap-on acquired Power Hawk Technologies, Inc. (“Power Hawk”) for a cash purchase price of $7.9 million. Power Hawk, based in Rockaway, New Jersey, designs, manufactures and distributes rescue tools and related equipment for a variety of military, governmental, and fire, rescue and emergency operations. The acquisition of the Power Hawk product line complemented and increased Snap-on’s existing product offering and broadened its established capabilities in serving critical industries.
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
For segment reporting purposes, the results of operations and assets of Cognitran and TMB have been included in the Repair Systems and Information Group since the acquisition date and the results of operations and assets of Power Hawk and Fastorq have been included in the Commercial & Industrial Group since the acquisition date.
Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to Snap-on’s results of operations or financial position.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

RESULTS OF OPERATIONS
Results of operations for the three months ended September 28, 2019, and September 29, 2018, are as follows:

	Three Months Ended
(Amounts in millions)	September 28, 2019		September 29, 2018		Change
Net sales	$901.8	100.0%	$898.1	100.0%	$3.7	0.4%
Cost of goods sold	(453.7)	(50.3)%	(444.2)	(49.5)%	(9.5)	(2.1)%
Gross profit	448.1	49.7%	453.9	50.5%	(5.8)	(1.3)%
Operating expenses	(280.4)	(31.1)%	(280.8)	(31.2)%	0.4	0.1%
Operating earnings before financial services	167.7	18.6%	173.1	19.3%	(5.4)	(3.1)%

Financial services revenue	84.1	100.0%	82.0	100.0%	2.1	2.6%
Financial services expenses	(23.1)	(27.5)%	(22.7)	(27.7)%	(0.4)	(1.8)%
Operating earnings from financial services	61.0	72.5%	59.3	72.3%	1.7	2.9%

Operating earnings	228.7	23.2%	232.4	23.7%	(3.7)	(1.6)%
Interest expense	(12.0)	(1.2)%	(12.4)	(1.3)%	0.4	3.2%
Other income (expense) – net	2.8	0.3%	(1.0)	(0.1)%	3.8	NM
Earnings before income taxes and equity earnings	219.5	22.3%	219.0	22.3%	0.5	0.2%
Income tax expense	(50.4)	(5.1)%	(51.5)	(5.2)%	1.1	2.1%
Earnings before equity earnings	169.1	17.2%	167.5	17.1%	1.6	1.0%
Equity earnings (loss), net of tax	0.1	—	(0.1)	—	0.2	NM
Net earnings	169.2	17.2%	167.4	17.1%	1.8	1.1%
Net earnings attributable to noncontrolling interests	(4.6)	(0.5)%	(4.2)	(0.4)%	(0.4)	(9.5)%
Net earnings attributable to Snap-on Inc.	$164.6	16.7%	$163.2	16.7%	$1.4	0.9%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales in the third quarter of 2019 increased $3.7 million, or 0.4%, from 2018 levels, reflecting a $12.5 million, or 1.4%, increase in organic sales and $2.9 million of acquisition-related sales, partially offset by $11.7 million of unfavorable foreign currency translation. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit in the third quarter of 2019 decreased $5.8 million, or 1.3%, from 2018, including $7.5 million of unfavorable foreign currency effects. Gross margin (gross profit as a percentage of net sales) of 49.7% in the quarter declined 80 basis points (100 basis points (“bps”) equals 1.0 percent) from 50.5% last year primarily due to increased sales in lower gross margin businesses, 20 bps of unfavorable foreign currency effects, and higher material and other costs. These decreases in gross margin were partially offset by benefits from the company’s “Rapid Continuous Improvement” or “RCI” initiatives.
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

Operating expenses in the third quarter of 2019 decreased $0.4 million, or 0.1%, from 2018. The operating expense margin (operating expenses as a percentage of net sales) of 31.1% improved 10 bps from 31.2% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Operating earnings before financial services in the third quarter, including $4.4 million of unfavorable foreign currency effects, decreased $5.4 million, or 3.1%, as compared to last year. As a percentage of net sales, operating earnings before financial services of 18.6% compared to 19.3% last year.
Financial services revenue in the third quarter of 2019 increased $2.1 million, or 2.6%, compared to last year. Financial services operating earnings in the period, including $0.3 million of unfavorable foreign currency effects, increased $1.7 million, or 2.9%, as compared to last year. The year-over-year increase in revenue primarily reflects the growth of the company’s financial services portfolio.
Operating earnings in the third quarter of 2019, including $4.7 million of unfavorable foreign currency effects, decreased $3.7 million, or 1.6%, from last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 23.2% in the quarter compared to 23.7% last year.
Interest expense in the third quarter of 2019 decreased $0.4 million, or 3.2%, compared to last year. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 16 to the Condensed Consolidated Financial Statements for information on Other income (expense) – net.
Snap-on’s 2019 third quarter effective income tax rate on earnings attributable to Snap-on was 23.5%. The 2018 effective income tax rate was 24.0%, which included a 90 bps charge associated with the implementation of U.S. tax legislation (“tax charge”). See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on of $164.6 million, or $2.96 per diluted share, in the third quarter of 2019, increased $1.4 million, or $0.11 per diluted share, from 2018 levels. Net earnings attributable to Snap-on in the third quarter of 2018 were $163.2 million, or $2.85 per diluted share, which included $1.8 million, or $0.03 per diluted share, for the tax charge.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Results of operations for the nine months ended September 28, 2019, and September 29, 2018, are as follows:

	Nine Months Ended
(Amounts in millions)	September 28, 2019		September 29, 2018		Change
Net sales	$2,774.8	100.0%	$2,788.2	100.0%	$(13.4)	(0.5)%
Cost of goods sold	(1,381.3)	(49.8)%	(1,375.6)	(49.3)%	(5.7)	(0.4)%
Gross profit	1,393.5	50.2%	1,412.6	50.7%	(19.1)	(1.4)%
Operating expenses	(848.5)	(30.6)%	(868.7)	(31.2)%	20.2	2.3%
Operating earnings before financial services	545.0	19.6%	543.9	19.5%	1.1	0.2%

Financial services revenue	253.8	100.0%	247.0	100.0%	6.8	2.8%
Financial services expenses	(70.1)	(27.6)%	(73.0)	(29.6)%	2.9	4.0%
Operating earnings from financial services	183.7	72.4%	174.0	70.4%	9.7	5.6%

Operating earnings	728.7	24.1%	717.9	23.7%	10.8	1.5%
Interest expense	(36.9)	(1.2)%	(38.0)	(1.3)%	1.1	2.9%
Other income (expense) – net	6.4	0.2%	1.2	—%	5.2	NM
Earnings before income taxes and equity earnings	698.2	23.1%	681.1	22.4%	17.1	2.5%
Income tax expense	(162.9)	(5.4)%	(164.9)	(5.4)%	2.0	1.2%
Earnings before equity earnings	535.3	17.7%	516.2	17.0%	19.1	3.7%
Equity earnings, net of tax	0.9	—	0.7	—	0.2	NM
Net earnings	536.2	17.7%	516.9	17.0%	19.3	3.7%
Net earnings attributable to noncontrolling interests	(13.3)	(0.4)%	(12.0)	(0.4)%	(1.3)	(10.8)%
Net earnings attributable to Snap-on Inc.	$522.9	17.3%	$504.9	16.6%	$18.0	3.6%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales in the first nine months of 2019 decreased $13.4 million, or 0.5%, from 2018 levels, reflecting a $39.9 million, or 1.5%, increase in organic sales and $4.0 million of acquisition-related sales, more than offset by $57.3 million of unfavorable foreign currency translation.

Gross profit for the period decreased $19.1 million, or 1.4%, from 2018. Gross margin of 50.2% in the first nine months declined 50 basis points from 50.7% last year primarily due to increased sales in lower gross margin businesses, 10 bps of unfavorable foreign currency effects, and higher material and other costs, partially offset by benefits from the company’s RCI initiatives.

Operating expenses in the first nine months of 2019, including an $11.6 million first quarter benefit from the settlement of a patent-related litigation matter that was being appealed (the “legal settlement”), improved $20.2 million, or 2.3%, from last year. The operating expense margin of 30.6% improved 60 bps from 31.2% last year primarily due to a 40 bps benefit from the legal settlement.
Operating earnings before financial services in the first nine months of 2019, including the benefit from the legal settlement and $16.0 million of unfavorable foreign currency effects, increased $1.1 million, or 0.2%, as compared to last year. As a percentage of net sales, operating earnings before financial services of 19.6%, including 40 bps of benefit from the legal settlement, partially offset by 20 bps of unfavorable foreign currency effects, compared to 19.5% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Financial services revenue in the first nine months of 2019 increased $6.8 million, or 2.8%, compared to last year. Financial services operating earnings for the period, including $1.2 million of unfavorable foreign currency effects, increased $9.7 million, or 5.6%, as compared to last year. The year-over-year increase in revenue primarily reflects the growth of the company’s financial services portfolio.
Operating earnings in the first nine months of 2019, including the benefit from the legal settlement and $17.2 million of unfavorable foreign currency effects, increased $10.8 million, or 1.5%, from last year. As a percentage of revenues, operating earnings of 24.1% for the first nine months of 2019 compared to 23.7% last year.
Interest expense in the first nine months of 2019 decreased $1.1 million, or 2.9%, compared to last year. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
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
In the first nine months of 2019, Snap-on’s effective income tax rate on earnings attributable to Snap-on was 23.8%. The 2018 effective income tax rate was 24.6%, which included a 50 bps charge associated with the implementation of U.S. tax legislation. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on of $522.9 million, or $9.34 per diluted share, in the first nine months of 2019, including an $8.7 million, or $0.15 per diluted share, benefit from the after-tax legal settlement, increased $18.0 million, or $0.56 per diluted share, from 2018 levels. Net earnings attributable to Snap-on in the first nine months of 2018 were $504.9 million, or $8.78 per diluted share, including a $4.1 million, or $0.07 per diluted share, benefit from the after-tax net debt items, and $3.9 million, or $0.07 per diluted share, for the tax charge.

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	September 28, 2019		September 29, 2018		Change
External net sales	$257.0	76.6%	$255.7	77.4%	$1.3	0.5%
Intersegment net sales	78.3	23.4%	74.5	22.6%	3.8	5.1%
Segment net sales	335.3	100.0%	330.2	100.0%	5.1	1.5%
Cost of goods sold	(208.3)	(62.1)%	(199.3)	(60.4)%	(9.0)	(4.5)%
Gross profit	127.0	37.9%	130.9	39.6%	(3.9)	(3.0)%
Operating expenses	(78.7)	(23.5)%	(77.9)	(23.5)%	(0.8)	(1.0)%
Segment operating earnings	$48.3	14.4%	$53.0	16.1%	$(4.7)	(8.9)%

Segment net sales in the third quarter of 2019 increased $5.1 million, or 1.5%, from 2018 levels, reflecting a $9.5 million, or 2.9%, organic sales gain and $1.1 million of acquisition-related sales, partially offset by $5.5 million of unfavorable foreign currency translation. The organic sales increase primarily includes a mid single-digit gain in the specialty tools business and low single-digit gains in sales to both the segment’s European-based hand tools business and to customers in critical industries.
Segment gross margin in the third quarter of 37.9% in 2019 declined 170 bps from 39.6% in 2018, primarily due to increased sales in lower gross margin businesses and higher material and other costs, partially offset by savings from the company’s RCI initiatives.
Segment operating expense margin in the third quarter of 23.5% in 2019 was unchanged from the prior year.
Segment operating earnings in the third quarter of 2019, including $0.7 million of unfavorable foreign currency effects, decreased $4.7 million from 2018. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 14.4% in 2019 compared to 16.1% in 2018.

	Nine Months Ended
(Amounts in millions)	September 28, 2019		September 29, 2018		Change
External net sales	$769.5	77.5%	$781.6	78.2%	$(12.1)	(1.5)%
Intersegment net sales	223.3	22.5%	218.0	21.8%	5.3	2.4%
Segment net sales	992.8	100.0%	999.6	100.0%	(6.8)	(0.7)%
Cost of goods sold	(606.3)	(61.1)%	(606.4)	(60.7)%	0.1	—
Gross profit	386.5	38.9%	393.2	39.3%	(6.7)	(1.7)%
Operating expenses	(242.8)	(24.4)%	(244.7)	(24.4)%	1.9	0.8%
Segment operating earnings	$143.7	14.5%	$148.5	14.9%	$(4.8)	(3.2)%

Segment net sales in the first nine months of 2019 decreased $6.8 million, or 0.7%, from 2018 levels, reflecting a $20.4 million, or 2.1%, organic sales gain and $2.2 million of acquisition-related sales, more than offset by $29.4 million of unfavorable foreign currency translation. The organic sales increase primarily includes a high single-digit gain in the specialty tools business and low single-digit gains in sales to both customers in critical industries and in the segment’s European-based hand tools business.
Segment gross margin of 38.9% for the first nine months of 2019 decreased 40 bps from 39.3% in 2018, primarily due to increased sales in lower gross margin businesses and higher material and other costs, partially offset by benefits from the company’s RCI initiatives.
Segment operating expense margin for the first nine months of 24.4% in 2019 was unchanged from 2018.
Segment operating earnings in the first nine months of 2019, including $2.7 million of unfavorable foreign currency effects, decreased $4.8 million from 2018 levels. Operating margin for the Commercial & Industrial Group of 14.5% in 2019 compared to 14.9% in 2018.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	September 28, 2019		September 29, 2018		Change
Segment net sales	$385.2	100.0%	$389.8	100.0%	$(4.6)	(1.2)%
Cost of goods sold	(218.0)	(56.6)%	(220.0)	(56.4)%	2.0	0.9%
Gross profit	167.2	43.4%	169.8	43.6%	(2.6)	(1.5)%
Operating expenses	(114.2)	(29.6)%	(110.5)	(28.4)%	(3.7)	(3.3)%
Segment operating earnings	$53.0	13.8%	$59.3	15.2%	$(6.3)	(10.6)%

Segment net sales in the third quarter of 2019 decreased $4.6 million, or 1.2%, from 2018 levels, reflecting a $1.3 million, or 0.3%, organic sales decline and $3.3 million of unfavorable foreign currency translation. The organic sales decrease includes a mid single-digit decline in the segment’s international operations, partially offset by a low single-digit gain in the segment’s U.S. franchise operations.
Segment gross margin in the third quarter of 43.4%, including 60 bps of unfavorable foreign currency effects, declined 20 bps from 43.6% last year.
Segment operating expense margin in the third quarter of 29.6% increased 120 bps from 28.4% last year primarily due to higher field support investments.
Segment operating earnings in the third quarter of 2019, including $2.7 million of unfavorable foreign currency effects, decreased $6.3 million from 2018 levels. Operating margin for the Snap-on Tools Group of 13.8% in the third quarter of 2019 compared to 15.2% last year.

	Nine Months Ended
(Amounts in millions)	September 28, 2019		September 29, 2018		Change
Segment net sales	$1,201.2	100.0%	$1,206.4	100.0%	$(5.2)	(0.4)%
Cost of goods sold	(668.0)	(55.6)%	(667.1)	(55.3)%	(0.9)	(0.1)%
Gross profit	533.2	44.4%	539.3	44.7%	(6.1)	(1.1)%
Operating expenses	(341.7)	(28.5)%	(332.1)	(27.5)%	(9.6)	(2.9)%
Segment operating earnings	$191.5	15.9%	$207.2	17.2%	$(15.7)	(7.6)%

Segment net sales in the first nine months of 2019 decreased $5.2 million, or 0.4%, from 2018 levels, reflecting a $9.4 million, or 0.8%, organic sales increase, which was more than offset by $14.6 million of unfavorable foreign currency translation. The organic sales increase includes a low single-digit gain in the company’s U.S. franchise operations, partially offset by a mid single-digit decline in the segment’s international operations.
Segment gross margin in the first nine months of 2019 of 44.4% declined 30 bps from 44.7% last year primarily due to 50 bps of unfavorable foreign currency effects.
The segment’s operating expense margin in the first nine months of 2019 of 28.5% increased 100 bps from 27.5% last year primarily due to higher field support investments.
Segment operating earnings in the first nine months of 2019, including $9.6 million of unfavorable foreign currency effects, decreased $15.7 million from 2018 levels. Operating margin for the Snap-on Tools Group of 15.9% in the first nine months of 2019 compared to 17.2% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	September 28, 2019		September 29, 2018		Change
External net sales	$259.6	80.4%	$252.6	80.3%	$7.0	2.8%
Intersegment net sales	63.1	19.6%	61.8	19.7%	1.3	2.1%
Segment net sales	322.7	100.0%	314.4	100.0%	8.3	2.6%
Cost of goods sold	(168.8)	(52.3)%	(161.2)	(51.3)%	(7.6)	(4.7)%
Gross profit	153.9	47.7%	153.2	48.7%	0.7	0.5%
Operating expenses	(70.6)	(21.9)%	(72.5)	(23.0)%	1.9	2.6%
Segment operating earnings	$83.3	25.8%	$80.7	25.7%	$2.6	3.2%

Segment net sales in the third quarter of 2019 increased $8.3 million, or 2.6%, from 2018 levels, reflecting a $10.1 million, or 3.2%, organic sales gain and $1.8 million from acquisition-related sales, partially offset by $3.6 million of unfavorable foreign currency translation. The organic sales increase includes mid single-digit gains in sales to OEM dealerships and in sales of diagnostic and repair information products to independent repair shop owners and managers, partially offset by a low single-digit decrease in sales of undercar equipment.
Segment gross margin in the third quarter of 47.7% declined 100 bps from 48.7% last year primarily due to increased sales in lower gross margin businesses.
Segment operating expense margin in the third quarter of 21.9% improved 110 bps from 23.0% last year primarily due to the benefits from sales volume leverage, including higher volumes in lower expense businesses, and savings from RCI initiatives.
Segment operating earnings in the third quarter of 2019, including $1.0 million of unfavorable foreign currency effects, increased $2.6 million from 2018. Operating margin for the Repair Systems & Information Group of 25.8% in the third quarter of 2019 compared to 25.7% last year.

	Nine Months Ended
(Amounts in millions)	September 28, 2019		September 29, 2018		Change
External net sales	$804.1	80.5%	$800.2	80.5%	$3.9	0.5%
Intersegment net sales	195.4	19.5%	194.3	19.5%	1.1	0.6%
Segment net sales	999.5	100.0%	994.5	100.0%	5.0	0.5%
Cost of goods sold	(525.7)	(52.6)%	(514.4)	(51.7)%	(11.3)	(2.2)%
Gross profit	473.8	47.4%	480.1	48.3%	(6.3)	(1.3)%
Operating expenses	(218.3)	(21.8)%	(224.9)	(22.6)%	6.6	2.9%
Segment operating earnings	$255.5	25.6%	$255.2	25.7%	$0.3	0.1%

Segment net sales in the first nine months of 2019 increased $5.0 million, or 0.5%, from 2018 levels, reflecting a $20.3 million, or 2.1%, organic sales increase and $1.8 million of acquisition-related sales, partially offset by $17.1 million of unfavorable foreign currency translation. The organic sales increase includes a mid single-digit gain in sales to OEM dealerships and a low single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers, partially offset by a low single-digit decline in sales of undercar equipment.
Segment gross margin in the first nine months of 47.4% declined 90 bps from 48.3% last year. The decrease is primarily due to increased sales in lower gross margin businesses and higher material and other costs, partially offset by savings from RCI initiatives.
The segment’s operating expense margin in the first nine months of 21.8% improved 80 bps from 22.6% last year primarily due to sales volume leverage, including higher volumes in lower expense businesses, and savings from RCI initiatives.
Segment operating earnings in the first nine months of 2019, including $3.7 million of unfavorable foreign currency effects, increased $0.3 million from 2018. The operating margin for the Repair Systems & Information Group of 25.6% in the first nine months of 2019 compared to 25.7% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Financial Services

	Three Months Ended
(Amounts in millions)	September 28, 2019		September 29, 2018		Change
Financial services revenue	$84.1	100.0%	$82.0	100.0%	$2.1	2.6%
Financial services expenses	(23.1)	(27.5)%	(22.7)	(27.7)%	(0.4)	(1.8)%
Segment operating earnings	$61.0	72.5%	$59.3	72.3%	$1.7	2.9%

Financial services revenue in the third quarter of 2019 increased $2.1 million, or 2.6%, from last year, primarily due to $2.1 million of higher revenue as a result of growth of the company’s financial services portfolio. In both of the third quarters of 2019 and 2018, the average yield on finance receivables was 17.7%. The average yield on contract receivables was 9.2% in both periods. Originations of $253.5 million in the third quarter of 2019 decreased $13.5 million, or 5.1%, from 2018 levels.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses in the third quarter of 2019 increased $0.4 million from last year. As a percentage of the average financial services portfolio, financial services expenses were 1.1% in both of the third quarters of 2019 and 2018.
Financial services operating earnings in the third quarter of 2019, including $0.3 million of unfavorable foreign currency effects, increased $1.7 million, or 2.9%, from 2018 levels.

	Nine Months Ended
(Amounts in millions)	September 28, 2019		September 29, 2018		Change
Financial services revenue	$253.8	100.0%	$247.0	100.0%	$6.8	2.8%
Financial services expenses	(70.1)	(27.6)%	(73.0)	(29.6)%	2.9	4.0%
Segment operating earnings	$183.7	72.4%	$174.0	70.4%	$9.7	5.6%

Financial services revenue in the first nine months of 2019 increased $6.8 million, or 2.8%, from last year, primarily due to $7.8 million of higher revenue as a result of growth of the company’s financial services portfolio, partially offset by $1.0 million of decreased revenue from lower average yields on finance and contract receivables. In the first nine months of 2019 and 2018, the average yield on finance receivables was 17.7% and 17.8%, respectively. The average yield on contract receivables for 2019 and 2018 was 9.1% and 9.2%, respectively. Originations of $769.4 million in the first nine months of 2019 decreased $21.0 million, or 2.7%, from 2018 levels.

Financial services expenses in the first nine months of 2019 decreased $2.9 million from last year primarily due to lower provisions for credit losses, partially offset by the impact of growth in the size of the portfolio. As a percentage of the average financial services portfolio, financial services expenses were 3.3% in the first nine months of 2019 and 3.6% in the first nine months of 2018.
Financial services operating earnings in the first nine months of 2019, including $1.2 million of unfavorable foreign currency effects, increased $9.7 million, or 5.6%, from 2018 levels.

See Note 4 to the Condensed Consolidated Financial Statements for further information on financial services.
Corporate
Snap-on’s third quarter 2019 general corporate expenses of $16.9 million decreased $3.0 million from $19.9 million last year. The year-over-year decrease in general corporate expenses primarily reflects lower stock-based and performance-based compensation, and other costs.
Snap-on’s general corporate expenses in the first nine months of 2019 of $45.7 million decreased $21.3 million from $67.0 million last year. The year-over-year decrease in general corporate expenses primarily reflects the $11.6 million benefit in 2019 from the legal settlement and lower performance-based compensation and other costs.

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
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended September 28, 2019, and September 29, 2018, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$901.8	$898.1	$—	$—
Cost of goods sold	(453.7)	(444.2)	—	—
Gross profit	448.1	453.9	—	—
Operating expenses	(280.4)	(280.8)	—	—
Operating earnings before financial services	167.7	173.1	—	—

Financial services revenue	—	—	84.1	82.0
Financial services expenses	—	—	(23.1)	(22.7)
Operating earnings from financial services	—	—	61.0	59.3

Operating earnings	167.7	173.1	61.0	59.3
Interest expense	(11.9)	(12.3)	(0.1)	(0.1)
Intersegment interest income (expense) – net	17.3	16.8	(17.3)	(16.8)
Other income (expense) – net	2.9	(1.0)	(0.1)	—
Earnings before income taxes and equity earnings	176.0	176.6	43.5	42.4
Income tax expense	(39.2)	(40.7)	(11.2)	(10.8)
Earnings before equity earnings	136.8	135.9	32.3	31.6
Financial services – net earnings attributable to Snap-on	32.3	31.6	—	—
Equity earnings (loss), net of tax	0.1	(0.1)	—	—
Net earnings	169.2	167.4	32.3	31.6
Net earnings attributable to noncontrolling interests	(4.6)	(4.2)	—	—
Net earnings attributable to Snap-on	$164.6	$163.2	$32.3	$31.6
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the nine months ended September 28, 2019, and September 29, 2018, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$2,774.8	$2,788.2	$—	$—
Cost of goods sold	(1,381.3)	(1,375.6)	—	—
Gross profit	1,393.5	1,412.6	—	—
Operating expenses	(848.5)	(868.7)	—	—
Operating earnings before financial services	545.0	543.9	—	—

Financial services revenue	—	—	253.8	247.0
Financial services expenses	—	—	(70.1)	(73.0)
Operating earnings from financial services	—	—	183.7	174.0

Operating earnings	545.0	543.9	183.7	174.0
Interest expense	(36.7)	(37.7)	(0.2)	(0.3)
Intersegment interest income (expense) – net	52.8	52.9	(52.8)	(52.9)
Other income (expense) – net	6.5	1.1	(0.1)	0.1
Earnings before income taxes and equity earnings	567.6	560.2	130.6	120.9
Income tax expense	(129.1)	(133.7)	(33.8)	(31.2)
Earnings before equity earnings	438.5	426.5	96.8	89.7
Financial services – net earnings attributable to Snap-on	96.8	89.7	—	—
Equity earnings, net of tax	0.9	0.7	—	—
Net earnings	536.2	516.9	96.8	89.7
Net earnings attributable to noncontrolling interests	(13.3)	(12.0)	—	—
Net earnings attributable to Snap-on	$522.9	$504.9	$96.8	$89.7
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of September 28, 2019, and December 29, 2018, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 28, 2019	December 29, 2018	September 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$167.3	$140.5	$0.2	$0.4
Intersegment receivables	13.9	15.1	—	—
Trade and other accounts receivable – net	684.1	692.1	0.7	0.5
Finance receivables – net	—	—	533.5	518.5
Contract receivables – net	6.5	6.6	96.2	91.7
Inventories – net	753.5	673.8	—	—
Prepaid expenses and other assets	105.4	100.2	8.7	0.5
Total current assets	1,730.7	1,628.3	639.3	611.6

Property and equipment – net	510.1	493.5	1.7	1.6
Operating lease right-of-use asset	50.8	—	1.6	—
Investment in Financial Services	336.2	329.5	—	—
Deferred income tax assets	34.9	45.8	19.5	18.9
Intersegment long-term notes receivable	733.3	701.3	—	—
Long-term finance receivables – net	—	—	1,084.7	1,074.4
Long-term contract receivables – net	15.3	11.9	333.3	333.0
Goodwill	920.1	902.2	—	—
Other intangibles – net	225.2	232.9	—	—
Other assets	61.5	51.9	0.2	0.1
Total assets	$4,618.1	$4,397.3	$2,080.3	$2,039.6
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	September 28, 2019	December 29, 2018	September 28, 2019	December 29, 2018
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$232.3	$186.3	$—	$—
Accounts payable	204.3	199.6	1.5	1.5
Intersegment payables	—	—	13.9	15.1
Accrued benefits	46.8	52.0	—	—
Accrued compensation	62.7	66.8	3.4	4.7
Franchisee deposits	76.8	67.5	—	—
Other accrued liabilities	342.4	355.4	28.1	26.1
Total current liabilities	965.3	927.6	46.9	47.4

Long-term debt and intersegment long-term debt	—	—	1,680.8	1,647.3
Deferred income tax liabilities	45.8	41.4	—	—
Retiree health care benefits	29.9	31.8	—	—
Pension liabilities	115.3	171.3	—	—
Operating lease liabilities	33.0	—	1.3	—
Other long-term liabilities	103.6	106.6	15.1	15.4
Total liabilities	1,292.9	1,278.7	1,744.1	1,710.1
Total shareholders’ equity attributable to Snap-on Inc.	3,303.8	3,098.8	336.2	329.5
Noncontrolling interests	21.4	19.8	—	—
Total equity	3,325.2	3,118.6	336.2	329.5
Total liabilities and equity	$4,618.1	$4,397.3	$2,080.3	$2,039.6
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
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on October 11, 2019, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
As of September 28, 2019, working capital (current assets less current liabilities) of $1,357.8 million increased $92.9 million from $1,264.9 million as of December 29, 2018 (fiscal 2018 year end) primarily as a result of the net changes discussed below.
The following represents the company’s working capital position as of September 28, 2019, and December 29, 2018:

(Amounts in millions)	September 28, 2019	December 29, 2018
Cash and cash equivalents	$167.5	$140.9
Trade and other accounts receivable – net	684.8	692.6
Finance receivables – net	533.5	518.5
Contract receivables – net	102.7	98.3
Inventories – net	753.5	673.8
Prepaid expenses and other assets	105.9	92.8
Total current assets	2,347.9	2,216.9

Notes payable	(232.3)	(186.3)
Accounts payable	(205.8)	(201.1)
Other current liabilities	(552.0)	(564.6)
Total current liabilities	(990.1)	(952.0)
Total working capital	$1,357.8	$1,264.9

Cash and cash equivalents of $167.5 million as of September 28, 2019, increased $26.6 million from 2018 year-end levels primarily due to: (i) $565.1 million of cash from collections of finance receivables; (ii) $477.9 million of cash generated from operations; (iii) $46.9 million of net proceeds from other short-term borrowings; and (iv) $26.2 million of cash proceeds from stock purchase and option plan exercises. These increases in cash and cash equivalents were partially offset by: (i) the funding of $628.1 million of new finance receivables; (ii) the repurchase of 1,060,000 shares of the company’s common stock for $167.2 million; (iii) dividend payments to shareholders of $157.6 million; (iv) the funding of $77.8 million of capital expenditures; and (v) the funding of $38.9 million for acquisitions.

Of the $167.5 million of cash and cash equivalents as of September 28, 2019, $146.3 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Act generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Trade and other accounts receivable – net of $684.8 million as of September 28, 2019, decreased $7.8 million from 2018 year-end levels primarily due to improved collections and $6.5 million of foreign currency translation, partially offset by $3.2 million of receivables related to the Power Hawk and Cognitran acquisitions. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 66 days at September 28, 2019, and 67 days at December 29, 2018.
The current portions of net finance and contract receivables of $636.2 million as of September 28, 2019, compared to $616.8 million at 2018 year end. The long-term portions of net finance and contract receivables of $1,433.3 million as of September 28, 2019, compared to $1,419.3 million at 2018 year end. The combined $33.4 million increase in net current and long-term finance and contract receivables over 2018 year-end levels is primarily due to growth of the company’s financial services portfolio, partially offset by $2.6 million of foreign currency translation.
Inventories – net of $753.5 million as of September 28, 2019, increased $79.7 million from 2018 year-end levels primarily due to continued support for higher customer demand and new product introductions, as well as $0.5 million of inventories related to the Power Hawk acquisition, partially offset by $10.3 million of foreign currency translation. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 2.6 turns and 2.9 turns as of September 28, 2019, and December 29, 2018, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 58% and 61% of total inventories as of September 28, 2019, and December 29, 2018, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $82.5 million and $78.4 million as of September 28, 2019, and December 29, 2018, respectively.
Notes payable of $232.3 million as of September 28, 2019, included $218.8 million of commercial paper borrowings and $13.5 million of other notes. As of 2018 year end, notes payable of $186.3 million included $177.1 million of commercial paper borrowings and $9.2 million of other notes.
Accounts payable of $205.8 million as of September 28, 2019, increased $4.7 million from 2018 year-end levels primarily due to the timing of payments, partially offset by $2.2 million of foreign currency translation.
Other accrued liabilities of $362.3 million as of September 28, 2019, decreased $11.3 million from 2018 year-end levels primarily due to semi-annual interest payments on long-term debt and $2.9 million of foreign currency translation.

Long-term debt of $947.5 million as of September 28, 2019, consisted of: (i) $250 million of unsecured 6.125% notes that mature in 2021 (the “2021 Notes”); (ii) $300 million of unsecured 3.25% notes that mature in 2027 (the “2027 Notes”); and (iii) $400 million of unsecured 4.10% notes that mature in 2048 (the “2048 Notes”), partially offset by $2.5 million from the net effects of debt amortization costs and fair value adjustments of interest rate swaps. Long-term debt of $946.0 million as of 2018 year end consisted of: (i) $250 million of the 2021 Notes; (ii) $300 million of the 2027 Notes; and (iii) $400 million of the 2048 Notes, partially offset by $4.0 million from the net effects of debt amortization costs and fair value adjustments of interest rate swaps.

On September 16, 2019, Snap-on entered into a five-year, $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of September 28, 2019. The Credit Facility amended and restated in its entirety Snap-on's previous $700 million multi-currency revolving credit facility that was set to terminate on December 15, 2020. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of September 28, 2019, the company’s actual ratios of 0.21 and 0.96 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include scheduled debt payments, payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions of $9.4 million to its foreign pension plans and $2.0 million to its domestic pension plans in 2019, as required by law. In the first nine months of 2019, Snap-on made $40.0 million of discretionary cash contributions to its domestic pension plans; depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in the balance of 2019.
Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, additional fixed-term debt and/or securitizations.
The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities was $477.9 million and $548.6 million in the first nine months of 2019 and 2018, respectively. The $70.7 million year-over-year decrease in net cash provided by operating activities primarily reflects a decrease of $92.6 million from net changes in operating assets and liabilities, partially offset by $19.3 million of higher net earnings.

Investing Activities
Net cash used by investing activities of $180.7 million in the first nine months of 2019 included additions to finance receivables of $628.1 million, partially offset by collections of $565.1 million. Net cash used by investing activities of $149.4 million in the first nine months of 2018 included additions to finance receivables of $643.5 million, partially offset by collections of $564.0 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with average payment terms of approximately four years.
Net cash used by investing activities in the respective first nine months of 2019 and 2018 also included $38.9 million and $3.0 million for acquisitions. See Note 3 to the Consolidated Financial Statements for information about acquisitions.
Capital expenditures were $77.8 million and $68.5 million in the first nine months of 2019 and 2018, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and RCI.
Financing Activities
Net cash used by financing activities of $270.2 million in the first nine months of 2019 included net proceeds from other short-term borrowings of $46.9 million. Net cash used by financing activities of $367.1 million in the first nine months of 2018 included repayments of long-term debt and notes payable and other short-term borrowings, offset by the proceeds from the issuance of the 2048 Notes.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Proceeds from stock purchase and option plan exercises totaled $26.2 million and $54.1 million in the first nine months of 2019 and 2018, respectively. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, as well as stock options, and for other corporate purposes. In the first nine months of 2019, Snap-on repurchased 1,060,000 shares of its common stock for $167.2 million under its previously announced share repurchase programs. In the first nine months of 2018, Snap-on repurchased 1,139,000 shares of its common stock for $184.4 million under its previously announced share repurchase programs. As of September 28, 2019, Snap-on had remaining availability to repurchase up to an additional $390.6 million in common stock pursuant to its Board’s authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $157.6 million and $138.9 million in the first nine months of 2019 and 2018, respectively. On November 8, 2018, the Board increased the quarterly cash dividend by 15.9% to $0.95 per share ($3.80 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends.

Off-Balance Sheet Arrangements
The company had no off-balance sheet arrangements as of September 28, 2019.
Critical Accounting Policies and Estimates
Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the fiscal year ended December 29, 2018, have not materially changed since that report was filed.
Outlook
Snap-on expects to make continued progress through the remainder of 2019 along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, Snap-on expects that capital expenditures in 2019 will be in a range of $95 million to $105 million, of which $77.8 million was expended in the first nine months of the year. Snap-on also anticipates that its full year 2019 effective income tax rate will be comparable to its full year 2018 rate of 24.0%.

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
The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of September 28, 2019, was $14.6 million on interest rate-sensitive financial instruments and $0.1 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.
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

Credit Risk
Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to extending credit, each customer is evaluated, taking into consideration various factors, including the customer’s financial condition, debt-servicing ability, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the customer’s ability to repay, as well as the value of the underlying collateral. Finance receivable credit risk is also monitored regularly through the use of internal proprietary custom scoring models to evaluate each transaction at the time of the application for credit. Snap-on evaluates credit quality through the use of an internal proprietary measuring system that provides a framework to analyze finance receivables on the basis of risk factors of the individual obligor as well as transaction specific risk. The finance receivables are typically monitored through an asset quality review process that closely monitors past due accounts and initiates a progressive collection action process when appropriate.
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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2019. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 28, 2019, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
During the quarter ended September 28, 2019, the company continued designing new controls as part of its efforts to adopt ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which is effective for the company's 2020 fiscal year. As the implementation process continues, the company expects that there will be additional changes in internal controls over financial reporting. However, there were no changes to internal controls over financial reporting during the quarter ended September 28, 2019, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the third quarter of fiscal 2019, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans and equity plans, and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
06/30/19 to 07/27/19	64,000	$152.26	64,000	$435.0 million
07/28/19 to 08/24/19	200,000	$149.49	200,000	$405.0 million
08/25/19 to 09/28/19	136,000	$147.60	136,000	$390.6 million
Total/Average	400,000	$149.29	400,000	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of September 28, 2019, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $390.6 million.

•In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $155.33, $145.07 and $155.34 per share of common stock as of the end of the respective fiscal 2019 months ended July 27, 2019, August 24, 2019, and September 28, 2019.

•On February 14, 2019, the Board authorized the repurchase of an aggregate of up to $500 million of the company’s common stock (the “2019 Authorization”). The 2019 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the third quarter of 2019 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Purchases of Snap-on Stock
Period	Shares purchased	Average price per share
06/30/19 to 07/27/19	—	—
07/28/19 to 08/24/19	12,600	$149.76
08/25/19 to 09/28/19	3,200	$148.55
Total/Average	15,800	$149.51

Item 6: Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page Inline XBRL data (contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED
Date: October 17, 2019	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer