Form 10-Q
period 2020-03-28
Snap-on Inc
filed 2020-04-21
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 17, 2020
Common Stock, $1.00 par value	54,354,240 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net sales	$852.2	$921.7
Cost of goods sold	(430.6)	(450.1)
Gross profit	421.6	471.6
Operating expenses	(282.7)	(284.2)
Operating earnings before financial services	138.9	187.4

Financial services revenue	85.9	85.6
Financial services expenses	(29.0)	(23.5)
Operating earnings from financial services	56.9	62.1

Operating earnings	195.8	249.5
Interest expense	(11.4)	(12.5)
Other income (expense) – net	1.5	1.5
Earnings before income taxes and equity earnings	185.9	238.5
Income tax expense	(43.9)	(56.9)
Earnings before equity earnings	142.0	181.6
Equity earnings, net of tax	—	0.5
Net earnings	142.0	182.1
Net earnings attributable to noncontrolling interests	(4.8)	(4.2)
Net earnings attributable to Snap-on Incorporated	$137.2	$177.9

Net earnings per share attributable to Snap-on Incorporated:
Basic	$2.52	$3.21
Diluted	2.49	3.16

Weighted-average shares outstanding:
Basic	54.5	55.5
Effect of dilutive securities	0.5	0.8
Diluted	55.0	56.3

Dividends declared per common share	$1.08	$0.95

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Comprehensive income (loss):
Net earnings	$142.0	$182.1
Other comprehensive income (loss):
Foreign currency translation*	(108.0)	7.6
Unrealized cash flow hedges, net of tax:
Reclassification of cash flow hedges to net earnings	(0.4)	(0.4)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses and prior service credits included in net periodic benefit cost	8.4	5.8
Income tax benefit	(2.0)	(1.3)
Net of tax	6.4	4.5
Total comprehensive income	40.0	193.8

Comprehensive income attributable to noncontrolling interests	(4.8)	(4.2)
Comprehensive income attributable to Snap-on Incorporated	$35.2	$189.6

* There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	March 28, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$185.8	$184.5
Trade and other accounts receivable – net	635.2	694.6
Finance receivables – net	514.3	530.1
Contract receivables – net	92.2	100.7
Inventories – net	757.4	760.4
Prepaid expenses and other assets	118.2	110.2
Total current assets	2,303.1	2,380.5

Property and equipment:
Land	30.9	31.9
Buildings and improvements	398.0	405.1
Machinery, equipment and computer software	982.5	988.0
	1,411.4	1,425.0
Accumulated depreciation and amortization	(903.1)	(903.5)
Property and equipment – net	508.3	521.5

Operating lease right-of-use assets	51.3	55.6
Deferred income tax assets	53.3	52.3
Long-term finance receivables – net	1,101.9	1,103.5
Long-term contract receivables – net	355.4	360.1
Goodwill	898.2	913.8
Other intangibles – net	234.3	243.9
Other assets	58.5	62.3
Total assets	$5,564.3	$5,693.5
See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	March 28, 2020	December 28, 2019
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$160.1	$202.9
Accounts payable	193.7	198.5
Accrued benefits	55.0	53.3
Accrued compensation	51.3	53.9
Franchisee deposits	64.8	68.2
Other accrued liabilities	397.0	370.8
Total current liabilities	921.9	947.6

Long-term debt	948.2	946.9
Deferred income tax liabilities	66.3	69.3
Retiree health care benefits	32.9	33.6
Pension liabilities	113.2	122.1
Operating lease liabilities	34.7	37.5
Other long-term liabilities	93.7	105.7
Total liabilities	2,210.9	2,262.7

Commitments and contingencies (Note 15)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,430,564 and 67,423,106 shares, respectively)	67.4	67.4
Additional paid-in capital	378.4	379.1
Retained earnings	4,852.0	4,779.7
Accumulated other comprehensive loss	(609.9)	(507.9)
Treasury stock at cost (13,091,322 and 12,772,882 shares, respectively)	(1,356.6)	(1,309.2)
Total shareholders’ equity attributable to Snap-on Incorporated	3,331.3	3,409.1
Noncontrolling interests	22.1	21.7
Total equity	3,353.4	3,430.8
Total liabilities and equity	$5,564.3	$5,693.5

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)
The following summarizes the changes in total equity for the three month period ended March 28, 2020:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 28, 2019	$67.4	$379.1	$4,779.7	$(507.9)	$(1,309.2)	$21.7	$3,430.8
Impact of adopting the Credit Loss Standard (ASU No. 2016-13)	—	—	(6.1)	—	—	—	(6.1)
Balance at December 29, 2019	67.4	379.1	4,773.6	(507.9)	(1,309.2)	21.7	3,424.7
Net Earnings for the three months ended March 28, 2020	—	—	137.2	—	—	4.8	142.0
Other comprehensive loss	—	—	—	(102.0)	—	—	(102.0)
Cash dividends – $1.08 per share	—	—	(59.0)	—	—	—	(59.0)
Stock compensation plans	—	(0.7)	—	—	3.1	—	2.4
Share repurchases – 349,000 shares	—	—	—	—	(50.5)	—	(50.5)
Other	—	—	0.2	—	—	(4.4)	(4.2)
Balance at March 28, 2020	$67.4	$378.4	$4,852.0	$(609.9)	$(1,356.6)	$22.1	$3,353.4

The following summarizes the changes in total equity for the three month period ended March 30, 2019:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 29, 2018	$67.4	$359.4	$4,257.6	$(462.2)	$(1,123.4)	$19.8	$3,118.6
Impact of U.S. tax reform on Accumulated Other Comprehensive Income (Loss) (ASU No. 2018-02)	—	—	45.9	(45.9)	—	—	—
Balance at December 30, 2018	67.4	359.4	4,303.5	(508.1)	(1,123.4)	19.8	3,118.6
Net Earnings for the three months ended March 30, 2019	—	—	177.9	—	—	4.2	182.1
Other comprehensive income	—	—	—	11.7	—	—	11.7
Cash dividends – $0.95 per share	—	—	(52.8)	—	—	—	(52.8)
Stock compensation plans	—	1.9	—	—	7.7	—	9.6
Share repurchases – 295,000 shares	—	—	—	—	(47.4)	—	(47.4)
Other	—	—	(0.2)	—	—	(3.8)	(4.0)
Balance at March 30, 2019	$67.4	$361.3	$4,428.4	$(496.4)	$(1,163.1)	$20.2	$3,217.8

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Operating activities:
Net earnings	$142.0	$182.1
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	18.1	17.2
Amortization of other intangibles	5.7	5.4
Provision for losses on finance receivables	16.3	12.5
Provision for losses on non-finance receivables	5.0	5.0
Stock-based compensation expense	1.1	7.3
Deferred income tax (benefit) provision	(3.6)	5.4
Loss on sales of assets	0.1	0.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	34.3	14.8
Contract receivables	1.2	6.1
Inventories	(23.8)	(33.2)
Prepaid and other assets	3.2	(19.7)
Accounts payable	1.9	1.8
Accruals and other liabilities	11.9	(3.7)
Net cash provided by operating activities	213.4	201.3
Investing activities:
Additions to finance receivables	(212.8)	(210.5)
Collections of finance receivables	190.7	191.9
Capital expenditures	(17.2)	(20.2)
Acquisitions of businesses, net of cash acquired	(6.1)	(1.3)
Disposals of property and equipment	—	0.2
Other	(4.4)	1.2
Net cash used by investing activities	(49.8)	(38.7)
Financing activities:
Net decrease in other short-term borrowings	(41.9)	(43.8)
Cash dividends paid	(59.0)	(52.8)
Purchases of treasury stock	(50.5)	(47.4)
Proceeds from stock purchase and option plans	1.5	4.8
Other	(7.2)	(8.4)
Net cash used by financing activities	(157.1)	(147.6)

Effect of exchange rate changes on cash and cash equivalents	(5.2)	0.5
Increase in cash and cash equivalents	1.3	15.5
Cash and cash equivalents at beginning of year	184.5	140.9
Cash and cash equivalents at end of period	$185.8	$156.4
Supplemental cash flow disclosures:
Cash paid for interest	$(20.7)	$(21.6)
Net cash paid for income taxes	(15.1)	(18.4)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Accounting Policies
Principles of consolidation and presentation
The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly owned and majority-owned subsidiaries (collectively, “Snap-on” or the “company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2019 Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (“2019 year end”), as updated below.
The company’s 2020 fiscal year, which ends on January 2, 2021, will contain 53 weeks of operating results, with the additional week occurring in the fourth quarter. The company’s 2019 fiscal year contained 52 weeks of operating results. Snap-on’s 2020 fiscal first quarter ended on March 28, 2020; the 2019 fiscal first quarter ended on March 30, 2019. The company’s 2020 and 2019 fiscal first quarters each contained 13 weeks of operating results. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three month periods ended March 28, 2020, and March 30, 2019, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
With the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), the company has updated the following policies, effective December 29, 2019, the beginning of Snap-on’s fiscal year 2020:
Financial services revenue: Snap-on generates revenue from various financing programs that include: (i) installment sales and lease contracts arising from franchisees’ customers and Snap-on customers who require financing for the purchase or lease of tools and diagnostic and equipment products on an extended-term payment plan; and (ii) business loans and vehicle leases to franchisees. These financing programs are offered through Snap-on’s wholly owned finance subsidiaries. Financial services revenue consists primarily of interest income on finance and contract receivables and is recognized over the life of the underlying contracts, with interest computed primarily on the average daily balances of the underlying contracts.
The decision to finance through Snap-on or another financing source is solely at the election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay, including the customers’ financial condition, past payment experience, and credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral. For finance and contract receivables, Snap-on assesses quantitative and qualitative factors through the use of credit quality indicators consisting primarily of collection experience and related internal metrics. Delinquency is the primary indicator of credit quality for finance and contract receivables. Snap-on conducts monthly reviews of credit and collection performance for both the finance and contract receivable portfolios, focusing on data such as delinquency trends, nonaccrual receivables, and write-off and recovery activity.
Receivables and allowances for credit losses: All trade, finance and contract receivables are reported on the Condensed Consolidated Balance Sheets at their amortized cost adjusted for any write-offs and net of allowances for credit losses. The amortized costs for finance and contract receivables is the amount originated adjusted for applicable accrued interest and net of deferred fees or costs, net of collections and write-offs.
Snap-on maintains allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and estimates for supportable forecasts when appropriate. The estimate is a result of the company’s ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in each of its receivable portfolios (trade, finance and contract receivables). For trade receivables, Snap-on uses historical loss experience rates by portfolio and applies them to a related aging analysis while also considering customer and/or economic risk where appropriate. For finance receivables, Snap-on uses a vintage loss experience analysis. For contract receivables, a weighted-average remaining maturity method is primarily used. Determination of the proper amount of allowances by portfolio requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowances take into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, loss migration, delinquency trends, collection experience, current economic conditions, estimates for supportable forecasts, when appropriate, and credit risk characteristics.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on evaluates the credit risk of the customer when extending credit based on a combination of various financial and qualitative factors that may affect its customers’ ability to pay. These factors may include the customer’s financial condition, past payment experience, and credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral.
Management performs detailed reviews of its receivables on a monthly and/or quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Monthly reviews of credit and collection performance are conducted for both its finance and contract receivable portfolios focusing on data such as delinquency trends, non-performing assets, and write-off and recovery activity. These reviews allow for the formulation of collection strategies and potential collection policy modifications in response to changing risk profiles in the finance and contract receivable portfolios. A receivable may have credit losses when it is expected that all amounts related to the receivable will not be collected according to the contractual terms of the agreement. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. For both finance and contract receivables, net write-offs include the principal amount of losses written off as well as written-off interest and fees, and recourse from franchisees on finance receivables. Recovered interest and fees previously written off are recorded through the allowances for credit losses and increase the allowance. Finance receivables are assessed for write-off when an account becomes 120 days past due and are written off typically within 60 days of asset repossession. Contract receivables related to equipment leases are generally written off when an account becomes 150 days past due, while contract receivables related to franchise finance and van leases are generally written off up to 180 days past the asset return date. For finance and contract receivables, customer bankruptcies are generally written off upon notification that the associated debt is not being reaffirmed or, in any event, no later than 180 days past due. Changes to the allowances for credit losses are maintained through adjustments to the provision for credit losses, which are charged to current period earnings.
Actual amounts as of the balance sheet dates may be materially different than the amounts reported in future periods due to the uncertainty in the estimation process. Also, future amounts could differ materially from those estimates due to changes in circumstances after the balance sheet date.
Snap-on does not believe that its trade, finance or contract receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. See Note 4 for further information on receivables and allowances for credit losses.
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
New Accounting Standards
The following new accounting pronouncements were adopted by Snap-on in fiscal year 2020:
On December 29, 2019, the beginning of Snap-on’s fiscal year, the company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. The adoption of this ASU did not have an impact on the company’s Condensed Consolidated Financial Statements or disclosures.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On December 29, 2019, the beginning of Snap-on’s fiscal year, the company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which required the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The main objective of this ASU is to provide financial statement users with more information about the expected credit losses over the contractual life of financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.
Snap-on adopted ASU No. 2016-13 under the modified retrospective approach for receivables measured at amortized costs with prior periods reported in accordance with previously applicable guidance. See Note 4 for a discussion about the impact the adoption of this ASU had on the company and further information on credit losses.
The following new accounting pronouncements, and related impacts on adoption, are being evaluated by the company:

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years; this ASU allows for early adoption in any interim period after issuance of the update. The company is currently assessing the impact this ASU will have on its consolidated financial statements.

Note 2: Revenue Recognition
Snap-on recognizes revenue from the sale of tools, diagnostic and equipment products and related services based on when control of the product passes to the customer or the service is provided and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

Revenue Disaggregation: The following table shows the consolidated revenues by revenue source:

	Three Months Ended
(Amounts in millions)	March 28, 2020	March 30, 2019

Revenue from contracts with customers	$846.6	$916.4
Other revenues	5.6	5.3
Total net sales	852.2	921.7
Financial services revenue	85.9	85.6
Total revenues	$938.1	$1,007.3

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables represent external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the Three Months Ended March 28, 2020
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$108.9	$326.9	$177.3	$—	$—	$613.1
Europe	67.1	31.1	56.6	—	—	154.8
All other	51.0	17.9	15.4	—	—	84.3
External net sales	227.0	375.9	249.3	—	—	852.2
Intersegment net sales	72.9	—	65.3	—	(138.2)	—
Total net sales	299.9	375.9	314.6	—	(138.2)	852.2
Financial services revenue	—	—	—	85.9	—	85.9
Total revenue	$299.9	$375.9	$314.6	$85.9	$(138.2)	$938.1

	For the Three Months Ended March 30, 2019
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$108.9	$351.6	$185.1	$—	$—	$645.6
Europe	77.4	36.9	59.5	—	—	173.8
All other	63.2	21.7	17.4	—	—	102.3
External net sales	249.5	410.2	262.0	—	—	921.7
Intersegment net sales	73.0	—	65.9	—	(138.9)	—
Total net sales	322.5	410.2	327.9	—	(138.9)	921.7
Financial services revenue	—	—	—	85.6	—	85.6
Total revenue	$322.5	$410.2	$327.9	$85.6	$(138.9)	$1,007.3

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables represent external net sales disaggregated by customer type:

	For the Three Months Ended March 28, 2020
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$19.4	$375.9	$249.3	$—	$—	$644.6
All other professionals	207.6	—	—	—	—	207.6
External net sales	227.0	375.9	249.3	—	—	852.2
Intersegment net sales	72.9	—	65.3	—	(138.2)	—
Total net sales	299.9	375.9	314.6	—	(138.2)	852.2
Financial services revenue	—	—	—	85.9	—	85.9
Total revenue	$299.9	$375.9	$314.6	$85.9	$(138.2)	$938.1

	For the Three Months Ended March 30, 2019
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$20.0	$410.2	$262.0	$—	$—	$692.2
All other professionals	229.5	—	—	—	—	229.5
External net sales	249.5	410.2	262.0	—	—	921.7
Intersegment net sales	73.0	—	65.9	—	(138.9)	—
Total net sales	322.5	410.2	327.9	—	(138.9)	921.7
Financial services revenue	—	—	—	85.6	—	85.6
Total revenue	$322.5	$410.2	$327.9	$85.6	$(138.9)	$1,007.3

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

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations.  The remaining duration of these unsatisfied performance obligations range from one month up to 60 months.  Snap-on had approximately $235.0 million of long-term contracts that have fixed consideration that extends beyond one year as of March 28, 2020. Snap-on expects to recognize approximately 65% of these contracts as revenue by the end of fiscal 2021, an additional 30% by the end of fiscal 2023 and the balance thereafter.

Contract Liabilities (Deferred Revenues): Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance.  The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities was $61.9 million and $65.1 million at March 28, 2020, and at December 28, 2019, respectively.  The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion of such liabilities is included in “Other long-term liabilities” on the accompanying Condensed Consolidated Balance Sheets.  During the three months ended March 28, 2020, Snap-on recognized revenue of $31.7 million that was included in the $65.1 million contract liability balance at December 28, 2019, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.

Note 3: Acquisitions
On January 31, 2020, Snap-on acquired substantially all of the assets related to the TreadReader product line from Sigmavision Limited (“Sigmavision”), for a cash purchase price of $5.9 million. Sigmavision designs and manufactures handheld devices and drive-over ramps that provide tire information for use in the automotive industries.
As of March 28, 2020, the company recorded, on a preliminary basis, the $5.5 million excess of the purchase price over the fair value of the net assets acquired in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. The company anticipates completing the purchase accounting for the acquired net assets of Sigmavision, including the quantification of deferred tax balances, during the second quarter of 2020.
On August 7, 2019, Snap-on acquired Cognitran Limited (“Cognitran”) for a cash purchase price of $30.6 million (or $29.6 million, net of cash acquired), which reflects a $0.2 million working capital adjustment finalized in the first quarter of 2020. Cognitran, based in Chelmsford, United Kingdom, specializes in flexible, modular and highly scalable “Software as a Service” (SaaS) products for OEM customers and their dealers, focused on the creation and delivery of service, diagnostics, parts and repair information to OEM dealers and connected vehicle platforms.
As of March 28, 2020, the company recorded, on a preliminary basis, the $11.6 million excess of the purchase price over the fair value of the net assets acquired in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. The company anticipates completing the purchase accounting for the acquired net assets of Cognitran, including the quantification of deferred tax balances, during the second quarter of 2020.
On April 2, 2019, Snap-on acquired Power Hawk Technologies, Inc. (“Power Hawk”) for a cash purchase price of $7.9 million. Power Hawk, based in Rockaway, New Jersey, designs, manufactures and distributes rescue tools and related equipment for a variety of military, governmental and fire, rescue and emergency operations. The company completed the purchase accounting valuations for the acquired net assets of Power Hawk, including intangible assets in the third quarter of 2019. The $6.4 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.

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
For segment reporting purposes, the results of operations and assets of Sigmavision, Cognitran and TMB have been included in the Repair Systems & Information Group since the respective acquisition dates, and the results of operations and assets of Power Hawk have been included in the Commercial & Industrial Group since the acquisition date.
Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to Snap-on’s results of operations or financial position. See Note 6 for further information on goodwill and other intangible assets.
Note 4: Receivables
At the beginning of fiscal 2020, Snap-on adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The adoption did not have a significant impact on the company’s consolidated financial statements. Under ASU No. 2016-13, Snap-on is required to remeasure expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts.
The effects of adjustments to the December 28, 2019 Condensed Consolidated Balance Sheet as a result of the adoption of ASU No. 2016-13, including an increase in the allowance for credit losses of $8.1 million, were as follows:

(Amounts in millions)	Balance at December 28, 2019	Topic 326 Adjustments	Opening Balance at December 29, 2019
Current assets
Finance receivables - allowance for credit losses	$(19.7)	$(1.7)	$(21.4)
Contract receivables - allowance for credit losses	$(1.5)	$(0.5)	$(2.0)
Long-term assets
Finance receivables - allowance for credit losses	$(42.2)	$(3.5)	$(45.7)
Contract receivables - allowance for credit losses	$(4.1)	$(2.4)	$(6.5)
Total allowances for credit losses	$(67.5)	$(8.1)	$(75.6)

Deferred income tax assets	$52.3	$2.0	$54.3

Equity
Retained Earnings	$4,779.7	$(6.1)	$4,773.6
Trade and Other Accounts Receivable: Snap-on’s trade and other accounts receivable primarily arise from the sale of tools and diagnostic and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days.

The components of Snap-on’s trade and other accounts receivable as of March 28, 2020, and December 28, 2019, are as follows:

(Amounts in millions)	March 28, 2020	December 28, 2019
Trade and other accounts receivable	$655.6	$715.5
Allowances for credit losses	(20.4)	(20.9)
Total trade and other accounts receivable – net	$635.2	$694.6

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for the three months ended March 28, 2020:

Three Months Ended
(Amounts in millions)	March 28, 2020
Allowances for credit losses:
Beginning of period	$20.9
Provision for credit losses	3.6
Charge-offs	(3.1)
Recoveries	—
Currency translation	(1.0)
End of period	$20.4

Finance and Contract Receivables: Snap-on Credit LLC (“SOC”), the company’s financial services operation in the United States, originates extended-term finance and contract receivables on sales of Snap-on’s products sold through the U.S. franchisee and customer network and to certain other customers of Snap-on; Snap-on’s foreign finance subsidiaries provide similar financing internationally. Interest income on finance and contract receivables is included in “Financial services revenue” on the accompanying Condensed Consolidated Statements of Earnings.
Snap-on’s finance receivables are comprised of extended-term payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with payment terms of approximately four years.
Contract receivables, with payment terms of up to 10 years, are comprised of extended-term payment contracts to a broad base of customers worldwide, including shop owners, both independents and national chains, for their purchase of tools and diagnostic and equipment products, as well as extended-term contracts to franchisees to meet a number of financing needs, including working capital loans, loans to enable new franchisees to fund the purchase of the franchise and van leases, or the expansion of an existing franchise. Finance and contract receivables are generally secured by the underlying tools and/or diagnostic or equipment products financed and, for contracts to franchisees, other franchisee assets.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s current finance and contract receivables as of March 28, 2020, and December 28, 2019, are as follows:

(Amounts in millions)	March 28, 2020	December 28, 2019
Finance installment receivables	$501.8	$511.9
Finance lease receivables, net of unearned finance charges of $10.8 million and $11.7 million, respectively	34.2	37.9
Total finance receivables	536.0	549.8

Contract installment receivables	42.9	50.8
Contract lease receivables, net of unearned finance charges of $17.9 million and $18.2 million, respectively	51.2	51.4
Total contract receivables	94.1	102.2
Total	630.1	652.0

Allowances for credit losses:
Finance installment receivables	(21.1)	(19.2)
Finance lease receivables	(0.6)	(0.5)
Total finance allowance for credit losses	(21.7)	(19.7)

Contract installment receivables	(0.6)	(0.5)
Contract lease receivables	(1.3)	(1.0)
Total contract allowance for credit losses	(1.9)	(1.5)
Total allowance for credit losses	(23.6)	(21.2)
Total current finance and contract receivables – net	$606.5	$630.8

Finance receivables – net	$514.3	$530.1
Contract receivables – net	92.2	100.7
Total current finance and contract receivables – net	$606.5	$630.8

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of March 28, 2020, and December 28, 2019, are as follows:

(Amounts in millions)	March 28, 2020	December 28, 2019
Finance installment receivables	$1,112.1	$1,106.0
Finance lease receivables, net of unearned finance charges of $8.0 million and $8.2 million, respectively	37.3	39.7
Total finance receivables	1,149.4	1,145.7

Contract installment receivables	192.8	195.5
Contract lease receivables, net of unearned finance charges of $29.2 million and $29.4 million, respectively	169.3	168.7
Total contract receivables	362.1	364.2
Total	1,511.5	1,509.9

Allowances for credit losses:
Finance installment receivables	(46.9)	(41.6)
Finance lease receivables	(0.6)	(0.6)
Total finance allowance for credit losses	(47.5)	(42.2)

Contract installment receivables	(3.1)	(1.8)
Contract lease receivables	(3.6)	(2.3)
Total contract allowance for credit losses	(6.7)	(4.1)
Total allowance for credit losses	(54.2)	(46.3)
Total long-term finance and contract receivables – net	$1,457.3	$1,463.6

Finance receivables – net	$1,101.9	$1,103.5
Contract receivables – net	355.4	360.1
Total long-term finance and contract receivables – net	$1,457.3	$1,463.6
Credit quality: The company’s receivable portfolio is comprised of two portfolio segments, finance and contract receivables, which are the same segments used to estimate expected credit losses reported in the allowance for credit losses. The amortized cost basis for finance and contract receivables is the amount originated adjusted for applicable accrued interest and net of deferred fees or costs, collection of cash, and write-offs. The company monitors and assesses credit risk based on the characteristics of each portfolio segment.
When extending credit, Snap-on evaluates the collectability of the receivables based on a combination of various financial and qualitative factors that may affect a customer’s ability to pay. These factors may include the customer’s financial condition, past payment experience, and credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For finance and contract receivables, Snap-on assesses quantitative and qualitative factors through the use of credit quality indicators consisting primarily of collection experience and related internal metrics. Delinquency is the primary indicator of credit quality for finance and contract receivables. Snap-on conducts monthly reviews of credit and collection performance for both the finance and contract receivable portfolios focusing on data such as delinquency trends, nonaccrual receivables, and write-off and recovery activity. These reviews allow for the formulation of collection strategies and potential collection policy modifications in response to changing risk profiles in the finance and contract receivable portfolios. The other internal metrics include credit exposure by customer and delinquency classification to further monitor changing risk profiles. The company maintains a system that aggregates credit exposure and provides delinquency data by days past due aging categories. A receivable 30 days or more past due is considered delinquent. However, customers are monitored prior to becoming 30 days past due.

The amortized cost basis of finance and contract receivables by origination year as of March 28, 2020, are as follows:

(Amounts in millions)	2020	2019	2018	2017	2016	Prior	Total
Finance Receivables:
Delinquent	$0.2	$21.0	$15.3	$8.7	$4.1	$0.9	$50.2
Non-delinquent	456.6	745.7	279.7	111.6	36.6	5.0	1,635.2
Total Finance receivables	$456.8	$766.7	$295.0	$120.3	$40.7	$5.9	$1,685.4

Contract receivables:
Delinquent	$—	$0.5	$1.5	$1.1	$0.7	$0.3	$4.1
Non-delinquent	47.4	95.1	165.0	70.9	36.5	37.2	452.1
Total Contract receivables	$47.4	$95.6	$166.5	$72.0	$37.2	$37.5	$456.2
Allowance for credit losses: The allowance for credit losses utilizes an expected credit loss objective for the recognition of credit losses on receivables over the contractual life using historical experience, asset specific risk characteristics, current conditions, reasonable and supportable forecasts, and the appropriate reversion period, when applicable.
The allowance for credit losses is maintained at a level that is considered adequate to cover credit related losses on the receivables. Management performs detailed reviews of its receivables on a monthly and/or quarterly basis to assess the adequacy of the allowance and determine if any impairment has occurred. A receivable may have credit losses when it is expected that all amounts related to the receivable will not be collected according to the contractual terms of the agreement. Amounts determined to be uncollectable are charged directly against the allowance, while amounts recovered on previously written-off accounts increase the allowance. For both finance and contract receivables, net write-offs include the principal amount of losses written off as well as written-off accrued interest and fees, and recourse from franchisees on finance receivables. Recovered interest and fees previously written off are recorded through the allowance for credit losses and increase the allowance. Finance receivables are assessed for write-off when an account becomes 120 days past due and are written off typically within 60 days of asset repossession. Contract receivables related to equipment leases are generally written off when an account becomes 150 days past due, while contract receivables related to franchise finance and van leases are generally written off up to 180 days past the asset return date. For finance and contract receivables, customer bankruptcies are generally written off upon notification that the associated debt is not being reaffirmed or, in any event, no later than 180 days past due. Additions to the allowances for credit losses are maintained through adjustments to the provision for credit losses.
For finance receivables, the company uses a vintage loss rate methodology to determine expected losses. Vintage analysis aims to calculate losses based on the timing of the losses in comparison to the origination of the receivables. The finance receivable portfolio contains a substantial amount of homogeneous contracts which fits well with the vintage analysis.
For contract receivables the company primarily uses a Weighted-Average Remaining Maturity methodology (“WARM”). The WARM methodology calculates the average annual write-off rate and applies it to the remaining term of the receivables. The WARM method is used since the contract receivables have limited loss experience over generally longer terms and, therefore, the predictive loss patterns are more difficult to estimate.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The company performed a correlation analysis to compare historical losses to many economic factors. The primary economic factors considered were real gross domestic product, civilian unemployment, industrial product index, and repair and maintenance employment rate; the company determined that there is limited correlation between the historical losses and economic factors. As a result, consideration was given to qualitative factors to adjust the reserve balance for asset specific risk characteristics, current conditions and future expectations. Similar qualitative factors are considered for both finance and contract receivables. The qualitative factors used in determining the estimate of expected credit losses are influenced by the changes in the composition of the portfolio, underwriting practices, and other relevant conditions that were different from the historical periods.
The allowance for credit losses is adjusted each period for changes in the credit risk and expected lifetime credit losses.

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three months ended March 28, 2020, and March 30, 2019:

	Three Months Ended March 28, 2020		Three Months Ended March 30, 2019
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$61.9	$5.6	$61.4	$4.3
Impact of adopting ASU No. 2016-13	5.2	2.9	—	—
Provision for credit losses	16.3	1.4	12.5	0.9
Charge-offs	(15.9)	(1.3)	(15.0)	(0.7)
Recoveries	2.0	—	2.0	0.1
Currency translation	(0.3)	—	0.1	0.1
End of period	$69.2	$8.6	$61.0	$4.7
The expense for credit losses for Finance and Contract Receivables for the three months ended March 28, 2020, includes $2.1 million and $0.5 million, respectively, as a result of the economic uncertainty associated with the COVID-19 pandemic.
Past due: The entire receivable balance of a contract is considered delinquent when contractual payments become 30 days past due. Depending on the contract, payments for finance and contract receivables are due on a monthly or weekly basis. Weekly payments are converted into a monthly equivalent for purposes of calculating delinquency. Delinquencies are assessed at the end of each month following the monthly equivalent due date. Removal from delinquent status occurs when the cumulative amount of monthly payments due has been received by the company.
It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of March 28, 2020, and December 28, 2019, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.
The aging of finance and contract receivables as of March 28, 2020, and December 28, 2019, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
March 28, 2020:
Finance receivables	$18.0	$11.5	$20.7	$50.2	$1,635.2	$1,685.4	$16.4
Contract receivables	1.8	0.9	1.4	4.1	452.1	456.2	0.4

December 28, 2019:
Finance receivables	$19.7	$12.0	$21.4	$53.1	$1,642.4	$1,695.5	$17.2
Contract receivables	1.5	0.9	1.5	3.9	462.5	466.4	0.5

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Nonaccrual: SOC maintains the accrual of interest income during the progression through the various stages of delinquency prior to processing for write-off. At the time of write-off, the entire balance including the accrued but unpaid interest income amount is recorded as a loss.
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
The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. A receivable may have credit losses when it is expected that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Such finance and contract receivables are covered by the company’s respective allowances for credit losses and are written-off against the allowances when appropriate.
The amount of finance and contract receivables on nonaccrual status as of March 28, 2020, and December 28, 2019, is as follows:

(Amounts in millions)	March 28, 2020	December 28, 2019
Finance receivables	$11.9	$12.2
Contract receivables	2.9	2.2

Note 5: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	March 28, 2020	December 28, 2019
Finished goods	$661.4	$661.0
Work in progress	56.5	57.1
Raw materials	124.0	126.8
Total FIFO value	841.9	844.9
Excess of current cost over LIFO cost	(84.5)	(84.5)
Total inventories – net	$757.4	$760.4

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 57% and 58% of total inventories as of March 28, 2020, and December 28, 2019, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of March 28, 2020, approximately 31% of the company’s U.S. inventory was accounted for using the FIFO method and 69% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three months ended March 28, 2020, or March 30, 2019.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the three months ended March 28, 2020, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 28, 2019	$286.2	$12.5	$615.1	$913.8
Currency translation	(11.5)	—	(9.8)	(21.3)
Acquisitions and related adjustments	—	—	5.7	5.7
Balance as of March 28, 2020	$274.7	$12.5	$611.0	$898.2

Goodwill of $898.2 million as of March 28, 2020, includes $5.5 million, on a preliminary basis from the acquisition of certain assets of Sigmavision and $11.6 million, on a preliminary basis, from the acquisition of Cognitran. The company anticipates completing the purchase accounting for the Sigmavision assets, and Cognitran acquisitions in the second quarter of 2020. The goodwill from Sigmavision and Cognitran is included in the Repair Systems & Information Group. See Note 3 for additional information on acquisitions.
Additional disclosures related to other intangible assets are as follows:

	March 28, 2020		December 28, 2019
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$178.7	$(118.6)	$182.9	$(117.9)
Developed technology	19.1	(18.4)	19.8	(18.9)
Internally developed software	162.4	(119.3)	168.0	(125.4)
Patents	39.1	(23.6)	38.5	(23.7)
Trademarks	3.4	(2.0)	3.5	(2.1)
Other	7.2	(3.1)	7.3	(3.1)
Total	409.9	(285.0)	420.0	(291.1)
Non-amortized trademarks	109.4	—	115.0	—
Total other intangible assets	$519.3	$(285.0)	$535.0	$(291.1)

Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of March 28, 2020, the company had no accumulated impairment losses.
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
The aggregate amortization expense was $5.7 million and $5.4 million for the respective three months ended March 28, 2020, and March 30, 2019. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $21.6 million in 2020, $19.0 million in 2021, $15.9 million in 2022, $13.4 million in 2023, $10.6 million in 2024, and $6.3 million in 2025.
Note 7: Exit and Disposal Activities
Snap-on recorded costs for exit and disposal activities in the three month period ended March 28, 2020, as follows:

Three Months Ended
(Amounts in millions)	March 28, 2020
Exit and disposal costs
Cost of goods sold:
Commercial & Industrial Group	$4.4
Repair System & Information Group	0.7
Total cost of goods sold	$5.1

Operating Expenses:
Repair Systems & Information Group	$2.4

Total exit and disposal costs:
Commercial & Industrial Group	$4.4
Repair System & Information Group	3.1
Total exit and disposal costs	$7.5
The $7.5 million of costs incurred during the three month period ended March 28, 2020, qualified for accrual treatment. Costs associated with exit and disposal activities in the first three months of 2020 primarily related to headcount reductions from the ongoing optimization of the company’s cost structure in Europe and various other management and realignment actions.
Snap-on’s exit and disposal accrual activity for the first quarter of 2020 is as follows:

	Balance at			Balance at
(Amounts in millions)	December 28, 2019	Provision	Usage	March 28, 2020
Severance costs:
Commercial & Industrial Group	$—	$4.4	$—	$4.4
Repair System & Information Group	—	3.1	—	3.1
Total	$—	$7.5	$—	$7.5
As of March 28, 2020, the company expects that approximately $5.5 million of the $7.5 million exit and disposal accrual will be utilized in the balance of 2020 and the remainder will extend into 2021 primarily for longer-term severance payments.
Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operating activities and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgement under prevailing circumstances.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 24.2% and 24.3% in the first three months of 2020 and 2019, respectively.
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

Note 9: Short-term and Long-term Debt
Short-term and long-term debt as of March 28, 2020, and December 28, 2019, consisted of the following:

(Amounts in millions)	March 28, 2020	December 28, 2019
6.125% unsecured notes due 2021	$250.0	$250.0
3.25% unsecured notes due 2027	300.0	300.0
4.10% unsecured notes due 2048	400.0	400.0
Other debt*	158.3	199.8
	1,108.3	1,149.8
Less: notes payable
Commercial paper borrowings	—	(193.6)
Credit Facility borrowings	(150.0)	—
Other notes	(10.1)	(9.3)
	(160.1)	(202.9)
Total long-term debt	$948.2	$946.9

*	Includes the net effects of debt amortization costs and fair value adjustments of interest rate swaps.
Notes payable of $160.1 million as of March 28, 2020, included $150.0 million of short-term credit facility borrowings, which bear a maturity date within three months from the borrowing date, and $10.1 million of other notes. There were no commercial paper borrowings outstanding as of March 28, 2020, due to the volatility of the commercial paper market as a result of the economic uncertainty related to the COVID-19 pandemic. As of 2019 year end, notes payable of $202.9 million included $193.6 million of commercial paper borrowings and $9.3 million of other notes.
Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); $150 million was outstanding under the Credit Facility as of March 28, 2020. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of March 28, 2020, the company’s actual ratios of 0.20 and 0.93 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Financial Instruments
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
Interest Rate Swaps: Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The change in fair value of the designated and qualifying derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of both March 28, 2020, and December 28, 2019.
Treasury locks: Snap-on uses treasury locks to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI for derivative instruments that are designated and qualify as cash flow hedges. Upon the issuance of debt, the related amount in Accumulated OCI is released over the term of the debt and recognized as an adjustment to interest expense on the Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of both March 28, 2020, and December 28, 2019.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of March 28, 2020, Snap-on had equity forwards in place intended to manage market risk with respect to 119,700 shares of Snap-on common stock associated with its deferred compensation plans.
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
Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	March 28, 2020		December 28, 2019
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,616.2	$1,892.5	$1,633.6	$1,920.6
Contract receivables – net	447.6	487.9	460.8	505.5
Long-term debt and notes payable	1,108.3	1,212.5	1,149.8	1,238.8
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

Note 11: Pension Plans
Snap-on’s net periodic pension cost included the following components:

	Three Months Ended
(Amounts in millions)	March 28, 2020	March 30, 2019
Service cost	$6.9	$6.0
Interest cost	12.1	14.1
Expected return on plan assets	(23.7)	(22.4)
Amortization of unrecognized loss	8.4	6.2
Amortization of prior service credit	—	(0.2)
Net periodic pension cost	$3.7	$3.7

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
Note 12: Postretirement Health Care Plans
Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended
(Amounts in millions)	March 28, 2020	March 30, 2019
Interest cost	$0.4	$0.5
Expected return on plan assets	(0.2)	(0.2)
Amortization of unrecognized gain	—	(0.2)
Net periodic postretirement health care cost	$0.2	$0.1

The components of net periodic postretirement health care cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 17 for additional information on other income (expense) - net.
Note 13: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue in accordance with their terms. As of March 28, 2020, the 2011 Plan had 1,421,784 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.
Net stock-based compensation expense was $1.1 million and $7.3 million for the respective three months ended March 28, 2020, and March 30, 2019. Cash received from stock purchase and option plan exercises during the respective three months ended March 28, 2020, and March 30, 2019 totaled $1.5 million and $4.8 million. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $1.5 million and $2.7 million for the respective three months ended March 28, 2020, and March 30, 2019.

Stock Options: Stock options are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant and have a contractual term of ten years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise and forfeiture behaviors for different participating groups to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the date of grant. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three months ended March 28, 2020, and March 30, 2019, using the Black-Scholes valuation model:

	Three Months Ended
	March 28, 2020	March 30, 2019
Expected term of option (in years)	5.53	5.53
Expected volatility factor	21.67%	21.30%
Expected dividend yield	2.78%	1.79%
Risk-free interest rate	1.50%	2.54%
A summary of stock option activity as of and for the three months ended March 28, 2020, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 28, 2019	3,114	$135.60
Granted	459	155.34
Exercised	(17)	83.61
Forfeited or expired	(9)	159.17
Outstanding at March 28, 2020	3,547	138.36	6.4	$22.1
Exercisable at March 28, 2020	2,637	132.11	5.4	22.1

*	Weighted-average
The weighted-average grant date fair value of options granted during the three months ended March 28, 2020, and March 30, 2019, was $22.95 and $29.98, respectively. The intrinsic value of options exercised was $1.4 million and $4.9 million during the respective three months ended March 28, 2020, and March 30, 2019. The fair value of stock options vested was $14.6 million and $15.7 million during the respective three months ended March 28, 2020, and March 30, 2019.

As of March 28, 2020, there was $22.6 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.
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
The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of performance awards granted during the three months ended March 28, 2020, and March 30, 2019, was $155.34 and $155.92, respectively. PSUs related to 21,184 shares and 32,114 shares were paid out during the respective three months ended March 28, 2020, and March 30, 2019. Earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Changes to the company’s non-vested performance awards during the three months ended March 28, 2020, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at December 28, 2019	98	$158.94
Granted	82	155.34
Vested	—	—
Cancellations and other	(74)	157.51
Non-vested performance awards at March 28, 2020	106	157.17

*	Weighted-average
As of March 28, 2020, there was $10.2 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.

Stock Appreciation Rights (“SARs”): The company also issues stock-settled and cash-settled SARs to certain key non-U.S. employees. SARs have a contractual term of ten years and vest ratably on the first, second and third anniversaries of the date of grant. SARs are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant.
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
The fair value of stock-settled SARs is estimated on the date of grant using the Black-Scholes valuation model. The fair value of cash-settled SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on Snap-on’s period-end stock price. The company uses historical data regarding SARs exercise and forfeiture behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the date of grant (for stock-settled SARs) or reporting date (for cash-settled SARs). The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date (for stock-settled SARs) or reporting date (for cash-settled SARs) for the length of time corresponding to the expected term of the SARs.
The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the three months ended March 28, 2020, and March 30, 2019, using the Black-Scholes valuation model:

	Three Months Ended
	March 28, 2020	March 30, 2019
Expected term of stock-settled SARs (in years)	3.75	3.65
Expected volatility factor	22.50%	22.60%
Expected dividend yield	2.78%	1.81%
Risk-free interest rate	1.42%	2.48%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes to the company’s stock-settled SARs during the three months ended March 28, 2020, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 28, 2019	450	$149.18
Granted	92	155.34
Exercised	—	—
Forfeited or expired	(1)	129.37
Outstanding at March 28, 2020	541	150.32	7.2	$0.4
Exercisable at March 28, 2020	358	147.18	6.2	0.4

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the three months ended March 28, 2020, and March 30, 2019, was $21.31 and $26.45, respectively. The intrinsic value of stock-settled SARs exercised was zero during both the three months ended March 28, 2020, and March 30, 2019. The fair value of stock-settled SARs vested was $2.3 million and $2.1 million during the respective three months ended March 28, 2020, and March 30, 2019.
As of March 28, 2020, there was $4.0 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.
The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the three months ended March 28, 2020, and March 30, 2019, using the Black-Scholes valuation model:

	Three Months Ended
	March 28, 2020	March 30, 2019
Expected term of cash-settled SARs (in years)	3.66	3.58
Expected volatility factor	27.06%	22.55%
Expected dividend yield	4.01%	1.81%
Risk-free interest rate	0.30%	2.21%
The intrinsic value of cash-settled SARs exercised was $0.1 million and $0.3 million during the respective three months ended March 28, 2020, and March 30, 2019. The fair value of cash-settled SARs vested was zero during both the three months ended March 28, 2020, and March 30, 2019.
Changes to the company’s non-vested cash-settled SARs during the three months ended March 28, 2020, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at December 28, 2019	2	$25.96
Granted	1	5.41
Vested	(1)	3.51
Non-vested cash-settled SARs at March 28, 2020	2	4.97

*	Weighted-average

As of March 28, 2020, there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Restricted Stock Awards – Non-employee Directors: The company awarded 7,380 shares and 7,605 shares of restricted stock to non-employee directors for the respective three months ended March 28, 2020, and March 30, 2019. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.
Note 14: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Weighted-average common shares outstanding	54,523,857	55,514,520
Effect of dilutive securities	524,511	790,637
Weighted-average common shares outstanding, assuming dilution	55,048,368	56,305,157

The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of March 28, 2020, there were 2,304,236 awards outstanding that were anti-dilutive; as of March 30, 2019, there were 1,233,467 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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
Snap-on’s product warranty accrual activity for the three months ended March 28, 2020, and March 30, 2019, is as follows:

	Three Months Ended
(Amounts in millions)	March 28, 2020	March 30, 2019
Warranty reserve:
Beginning of period	$17.3	$17.1
Additions	3.7	4.0
Usage	(3.8)	(3.8)
End of period	$17.2	$17.3

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Leases

Lessee Accounting: Supplemental balance sheet information related to leases as of March 28, 2020, and December 28, 2019 is as follows:

(Amounts in millions)	March 28, 2020	December 28, 2019
Finance leases:
Property and equipment - gross	$9.0	$9.2
Accumulated depreciation and amortization	(1.8)	(1.5)
Property and equipment - net	$7.2	$7.7

Other accrued liabilities	$2.8	$2.8
Other long-term liabilities	9.1	10.0
Total finance lease liabilities	$11.9	$12.8

Operating leases:
Operating lease right-of-use assets	$51.3	$55.6

Other accrued liabilities	$17.9	$19.5
Operating lease liabilities	34.7	37.5
Total operating lease liabilities	$52.6	$57.0

Lessor Accounting: Snap-on’s Financial Services business offers its customers lease financing for the lease of tools, diagnostics and equipment products and it offers financing to franchisees for vehicle leases. Sales-type leases are included in both “Finance receivables - net” and “Long-term finance receivables - net” and also in both “Contract receivables - net” and “Long-term contract receivables - net” on the accompanying Condensed Consolidated Balance Sheets.
See Note 4 for further information on finance and contract receivables.
Note 17: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended
(Amounts in millions)	March 28, 2020	March 30, 2019
Interest income	$0.4	$0.4
Net foreign exchange loss	(1.9)	(1.5)
Net periodic pension and postretirement benefits – non-service	3.0	2.2
Other	—	0.4
Total other income (expense) – net	$1.5	$1.5

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18: Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended March 28, 2020:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 28, 2019	$(187.4)	$10.7	$(331.2)	$(507.9)
Other comprehensive loss before reclassifications	(108.0)	—	—	(108.0)
Amounts reclassified from Accumulated OCI	—	(0.4)	6.4	6.0
Net other comprehensive income (loss)	(108.0)	(0.4)	6.4	(102.0)
Balance as of March 28, 2020	$(295.4)	$10.3	$(324.8)	$(609.9)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended March 30, 2019:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 29, 2018	$(177.9)	$12.2	$(296.5)	$(462.2)
Impact of the Tax Cuts and Jobs Act on Accumulated Other Comprehensive Income (ASU No. 2018-02)	—	—	(45.9)	(45.9)
Balance at December 30, 2018	(177.9)	12.2	(342.4)	(508.1)
Other comprehensive loss before reclassifications	7.6	—	—	7.6
Amounts reclassified from Accumulated OCI	—	(0.4)	4.5	4.1
Net other comprehensive income (loss)	7.6	(0.4)	4.5	11.7
Balance as of March 30, 2019	$(170.3)	$11.8	$(337.9)	$(496.4)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The reclassifications out of Accumulated OCI for the three month periods ended March 28, 2020, and March 30, 2019, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended
	March 28, 2020	March 30, 2019	Statement of Earnings Presentation
(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.4	$0.4	Interest expense
Income tax expense	—	—	Income tax expense
Net of tax	0.4	0.4

Amortization of net unrecognized losses and prior service credits	(8.4)	(5.8)	See footnote below*
Income tax benefit	2.0	1.3	Income tax expense
Net of tax	(6.4)	(4.5)
Total reclassifications for the period, net of tax	$(6.0)	$(4.1)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 11 and Note 12 for further information.

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
Snap-on evaluates the performance of its operating segments based on segment revenues, including both external and intersegment net sales, and segment operating earnings. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Corporate assets consist of cash and cash equivalents (excluding cash held at Financial Services), deferred income taxes and certain other assets. All intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment:

	Three Months Ended
(Amounts in millions)	March 28, 2020	March 30, 2019
Net sales:
Commercial & Industrial Group	$299.9	$322.5
Snap-on Tools Group	375.9	410.2
Repair Systems & Information Group	314.6	327.9
Segment net sales	990.4	1,060.6
Intersegment eliminations	(138.2)	(138.9)
Total net sales	852.2	921.7
Financial Services revenue	85.9	85.6
Total revenues	$938.1	$1,007.3
Operating earnings:
Commercial & Industrial Group	$31.5	$46.5
Snap-on Tools Group	48.6	67.2
Repair Systems & Information Group	77.3	83.6
Financial Services	56.9	62.1
Segment operating earnings	214.3	259.4
Corporate	(18.5)	(9.9)
Operating earnings	195.8	249.5
Interest expense	(11.4)	(12.5)
Other income (expense) – net	1.5	1.5
Earnings before income taxes and equity earnings	$185.9	$238.5

(Amounts in millions)	March 28, 2020	December 28, 2019
Assets:
Commercial & Industrial Group	$1,079.0	$1,138.8
Snap-on Tools Group	813.7	827.4
Repair Systems & Information Group	1,346.1	1,381.9
Financial Services	2,076.0	2,104.0
Total assets from reportable segments	5,314.8	5,452.1
Corporate	303.8	303.1
Elimination of intersegment receivables	(54.3)	(61.7)
Total assets	$5,564.3	$5,693.5

Note 20: Subsequent Events
The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter progressed, impacting Snap-on’s sales volumes in most geographies and across a variety of customers, including those in automotive repair. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward-Looking Statements:
Statements in this document that are not historical facts, including statements that: (i) are in the future tense; (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (iii) are specifically identified as forward-looking; or (iv) describe Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in its Annual Report on Form 10-K for the fiscal year ended December 28, 2019, which are incorporated herein by reference, as well as those discussed in Item 1A, Risk Factors, in this document, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.
These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks include the evolving impact and duration of the COVID-19 pandemic. These risks also include governmental actions related thereto on Snap-on’s business, as well as uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the effects of external negative factors, including adverse developments in world financial markets, developments related to tariffs and other trade issues or disputes, weakness in certain areas of the global economy (including as a result of the United Kingdom’s exit from the European Union), and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates, laws and regulations, and the impact of energy and raw material supply and pricing, including steel (as a result of U.S. tariffs imposed on certain steel imports or otherwise) and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and its ongoing implementation or reform), continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation, regulations or government-related developments or issues, risks associated with data security and technological systems and protections, potential reputational damages and costs related to litigation as well as an inability to assure that costs will be reduced or eliminated on appeal, the impact of changes in financial accounting standards, and other world or local events outside Snap-on’s control, including terrorist disruptions and other outbreaks of infectious diseases. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.
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

Recent Acquisitions
On January 31, 2020, Snap-on acquired substantially all of the assets of the TreadReader product line from Sigmavision Limited (“Sigmavision”) for a cash purchase price of $5.9 million. Sigmavision designs and manufactures handheld devices and drive-over ramps that provide tire information for use in the automotive industries. The acquisition enhances and expands Snap-on’s existing capabilities in serving vehicle repair facilities and will expand the company’s presence with repair shop owners and managers.
On August 7, 2019, Snap-on acquired Cognitran Limited (“Cognitran”) for a cash purchase price of $30.6 million (or $29.6 million, net of cash acquired). Cognitran, based in Chelmsford, United Kingdom, specializes in flexible, modular and highly scalable “Software as a Service” (SaaS) products for original equipment manufacturer (“OEM”) customers and their dealers, focused on the creation and delivery of service, diagnostics, parts and repair information to OEM dealers and connected vehicle platforms. The acquisition enhanced and expanded Snap-on’s capabilities in providing shop efficiency solutions through integrated upstream services to OEM customers in automotive, heavy duty, agricultural and recreational applications.
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
For segment reporting purposes, the results of operations and assets of Sigmavision, Cognitran and TMB have been included in the Repair Systems & Information Group since the respective acquisition dates and the results of operations and assets of Power Hawk have been included in the Commercial & Industrial Group since the acquisition date.
Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to Snap-on’s results of operations or financial position.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Impact of COVID-19
As previously disclosed, we face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter progressed, impacting Snap-on’s sales volumes in most geographies and across a variety of customers, including those in automotive repair. In addition, the impact of economic uncertainty caused by COVID-19 led to an increase in our credit reserve requirements for our financial services portfolio. COVID-19 has caused disruption and volatility in the global capital markets, and has authored an economic slowdown. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Although our operations have been deemed essential and we follow the COVID-19 guidelines from the Centers for Disease Control (“CDC”) concerning the health and safety of our personnel, these measures have resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown, may be extended and additional measures may be imposed.
The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to COVID-19.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

RESULTS OF OPERATIONS
Results of operations for the three months ended March 28, 2020, and March 30, 2019, are as follows:

	Three Months Ended
(Amounts in millions)	March 28, 2020		March 30, 2019		Change
Net sales	$852.2	100.0%	$921.7	100.0%	$(69.5)	(7.5)%
Cost of goods sold	(430.6)	(50.5)%	(450.1)	(48.8)%	19.5	4.3%
Gross profit	421.6	49.5%	471.6	51.2%	(50.0)	(10.6)%
Operating expenses	(282.7)	(33.2)%	(284.2)	(30.9)%	1.5	0.5%
Operating earnings before financial services	138.9	16.3%	187.4	20.3%	(48.5)	(25.9)%

Financial services revenue	85.9	100.0%	85.6	100.0%	0.3	0.4%
Financial services expenses	(29.0)	(33.8)%	(23.5)	(27.5)%	(5.5)	(23.4)%
Operating earnings from financial services	56.9	66.2%	62.1	72.5%	(5.2)	(8.4)%

Operating earnings	195.8	20.9%	249.5	24.8%	(53.7)	(21.5)%
Interest expense	(11.4)	(1.2)%	(12.5)	(1.2)%	1.1	8.8%
Other income (expense) – net	1.5	0.1%	1.5	0.1%	—	—
Earnings before income taxes and equity earnings	185.9	19.8%	238.5	23.7%	(52.6)	(22.1)%
Income tax expense	(43.9)	(4.7)%	(56.9)	(5.7)%	13.0	22.8%
Earnings before equity earnings	142.0	15.1%	181.6	18.0%	(39.6)	(21.8)%
Equity earnings, net of tax	—	—	0.5	0.1%	(0.5)	NM
Net earnings	142.0	15.1%	182.1	18.1%	(40.1)	(22.0)%
Net earnings attributable to noncontrolling interests	(4.8)	(0.5)%	(4.2)	(0.4)%	(0.6)	(14.3)%
Net earnings attributable to Snap-on Inc.	$137.2	14.6%	$177.9	17.7%	$(40.7)	(22.9)%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $852.2 million in the first quarter of 2020, reflecting a $62.7 million, or 6.9%, decrease in organic sales and $10.3 million of unfavorable foreign currency translation, partially offset by $3.5 million of acquisition-related sales, compared to $921.7 million in 2019. The decline in sales volume primarily reflects the impact of economic uncertainty associated with the COVID-19 pandemic in the first quarter of 2020.

Gross profit of $421.6 million in the first quarter of 2020, including $5.1 million of exit and disposal (“restructuring”) costs and $6.1 million of unfavorable foreign currency effects, compared to $471.6 million in 2019. Gross margin (gross profit as a percentage of net sales) of 49.5% in the quarter declined 170 basis points (100 basis points (“bps”) equals 1.0 percent) from last year primarily due to the impact of lower sales volumes, as well as from higher sales in lower gross margin businesses, costs associated with COVID-19-related operating disruptions, 60 bps from costs related to restructuring actions, primarily in Europe, and 10 bps of unfavorable foreign currency effects. These decreases in gross margin were partially offset by benefits from the company’s “Rapid Continuous Improvement” or “RCI” initiatives.
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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Operating expenses of $282.7 million in the first quarter of 2020, including $2.4 million of restructuring charges compared to $284.2 million in 2019. Operating expenses in the first quarter of 2019 included an $11.6 million benefit related to a legal settlement in a patent-related litigation matter that was being appealed (the “legal settlement”). The operating expense margin (operating expenses as a percentage of net sales) of 33.2% increased 230 bps from last year primarily due to 120 bps of non-recurring benefit in 2019 from the legal settlement, the impact of lower sales volumes, 30 bps from costs related to restructuring actions and 10 bps of unfavorable foreign currency effects.
Operating earnings before financial services of $138.9 million in the first quarter of 2020, including $7.5 million of restructuring charges and $3.3 million of unfavorable foreign currency effects, compared to $187.4 million in the first quarter of 2019, which included the benefit from the $11.6 million legal settlement. As a percentage of net sales, operating earnings before financial services of 16.3%, including 90 bps of costs from restructuring actions and 20 bps of unfavorable foreign currency effects, compared to 20.3% last year, which included 120 bps of non-recurring benefit from the legal settlement.
Financial services revenue of $85.9 million in the first quarter of 2020 compared to $85.6 million last year. Financial services operating earnings of $56.9 million in the period, including $2.6 million of higher credit reserve requirements as a result of economic uncertainty associated with COVID-19 and $0.2 million of unfavorable foreign currency effects, compared to $62.1 million last year.
Operating earnings of $195.8 million in the first quarter of 2020, including $7.5 million of restructuring charges and $3.5 million of unfavorable foreign currency effects, compared to $249.5 million last year, which included the benefit from the $11.6 million legal settlement. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 20.9% in the quarter, including 80 bps of costs from restructuring actions and 10 bps of unfavorable foreign currency effects, compared to 24.8% last year, which included 120 bps of non-recurring benefit from the legal settlement.
Interest expense in the first quarter of 2020 decreased $1.1 million, or 8.8%, compared to last year. See Note 9 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 17 to the Condensed Consolidated Financial Statements for information on Other income (expense) – net.
Snap-on’s 2020 first quarter effective income tax rate on earnings attributable to Snap-on was 24.2%, which included a 10 bps increase related to the restructuring actions. The 2019 effective income tax rate was 24.3%, which included a 10 bps charge associated with the legal settlement. See Note 8 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on in the first quarter of 2020 of $137.2 million, or $2.49 per diluted share, including a $6.0 million, or $0.11 per diluted share, after-tax charge related to restructuring actions. Net earnings attributable to Snap-on in the first quarter of 2019 were $177.9 million, or $3.16 per diluted share, which included an $8.7 million, or $0.15 per diluted share, after-tax benefit from the legal settlement.
Exit and Disposal Activities
Snap-on recorded costs for exit and disposal activities of $7.5 million primarily related to restructuring actions at its European operations in the first quarter of 2020. See Note 7 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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
Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	March 28, 2020		March 30, 2019		Change
External net sales	$227.0	75.7%	$249.5	77.4%	$(22.5)	(9.0)%
Intersegment net sales	72.9	24.3%	73.0	22.6%	(0.1)	(0.1)%
Segment net sales	299.9	100.0%	322.5	100.0%	(22.6)	(7.0)%
Cost of goods sold	(189.4)	(63.2)%	(192.2)	(59.6)%	2.8	1.5%
Gross profit	110.5	36.8%	130.3	40.4%	(19.8)	(15.2)%
Operating expenses	(79.0)	(26.3)%	(83.8)	(26.0)%	4.8	5.7%
Segment operating earnings	$31.5	10.5%	$46.5	14.4%	$(15.0)	(32.3)%

Segment net sales of $299.9 million in the first quarter of 2020, reflecting an $18.0 million, or 5.7%, organic sales decline and $5.3 million of unfavorable foreign currency translation, partially offset by $0.7 million of acquisition-related sales, compared to $322.5 million in the first quarter of 2019. The organic sales decrease primarily includes double-digit declines in sales in both the segment’s Asia Pacific operations and the segment’s European-based hand tools business, partially offset by a high single-digit gain in the segment’s power tools operations.
Segment gross margin in the first quarter of 2020 of 36.8% declined 360 bps primarily due to 150 bps from $4.4 million of costs related to restructuring actions, primarily in Europe, the impact of lower sales volumes, as well as from higher sales in lower gross margin businesses, costs associated with COVID-19-related operating disruptions and 20 bps of unfavorable foreign currency effects. These decreases were partially offset by savings from the company’s RCI initiatives.
Segment operating expense margin in the first quarter of 26.3% in 2020, compared to 26.0% in the first quarter of 2019.
Segment operating earnings of $31.5 million in the first quarter of 2020, including $4.4 million of restructuring charges and $1.2 million of unfavorable foreign currency effects, compared to $46.5 million in the first quarter of 2019. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 10.5% in 2020 compared to 14.4% in 2019.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	March 28, 2020		March 30, 2019		Change
Segment net sales	$375.9	100.0%	$410.2	100.0%	$(34.3)	(8.4)%
Cost of goods sold	(215.5)	(57.3)%	(227.1)	(55.4)%	11.6	5.1%
Gross profit	160.4	42.7%	183.1	44.6%	(22.7)	(12.4)%
Operating expenses	(111.8)	(29.8)%	(115.9)	(28.2)%	4.1	3.5%
Segment operating earnings	$48.6	12.9%	$67.2	16.4%	$(18.6)	(27.7)%

Segment net sales of $375.9 million in the first quarter of 2020, reflecting a $31.8 million, or 7.8%, organic sales decline and $2.5 million of unfavorable foreign currency translation, compared to $410.2 million in the first quarter of 2019. The organic sales decrease includes a mid single-digit decline in the segment’s U.S. franchise operations and a double-digit decline in the segment’s international operations.
Segment gross margin in the first quarter of 42.7%, declined 190 bps primarily due to the impact of lower sales volumes, costs associated with COVID-19-related operating disruptions and 20 bps of unfavorable foreign currency effects.
Segment operating expense margin in the first quarter of 29.8%, increased 160 bps primarily due to the impact of lower sales volumes and 10 bps of unfavorable foreign currency effects.
Segment operating earnings of $48.6 million in the first quarter of 2020, including $1.4 million of unfavorable foreign currency effects, compared to $67.2 million in 2019. Operating margin for the Snap-on Tools Group of 12.9% in the first quarter of 2020 compared to 16.4% last year.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	March 28, 2020		March 30, 2019		Change
External net sales	$249.3	79.2%	$262.0	79.9%	$(12.7)	(4.8)%
Intersegment net sales	65.3	20.8%	65.9	20.1%	(0.6)	(0.9)%
Segment net sales	314.6	100.0%	327.9	100.0%	(13.3)	(4.1)%
Cost of goods sold	(163.9)	(52.1)%	(169.7)	(51.8)%	5.8	3.4%
Gross profit	150.7	47.9%	158.2	48.2%	(7.5)	(4.7)%
Operating expenses	(73.4)	(23.3)%	(74.6)	(22.7)%	1.2	1.6%
Segment operating earnings	$77.3	24.6%	$83.6	25.5%	$(6.3)	(7.5)%

Segment net sales of $314.6 million in the first quarter of 2020, reflecting a $12.9 million, or 4.0%, organic sales decrease and $3.2 million of unfavorable foreign currency translation, partially offset by $2.8 million from acquisition-related sales, compared to $327.9 million in the first quarter 2019. The organic sales decline includes a double-digit decrease in sales to OEM dealerships and a low single-digit decrease in sales of undercar equipment, partially offset by a low single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers.
Segment gross margin in the first quarter of 47.9% declined 30 bps from last year, primarily due to 20 bps from $0.7 million of costs related to restructuring actions in Europe and 10 bps of unfavorable foreign currency effects.
Segment operating expense margin in the first quarter of 23.3% increased 60 bps primarily due to 80 bps from $2.4 million of costs from restructuring actions in Europe, partially offset by savings from RCI initiatives.
Segment operating earnings of $77.3 million in the first quarter of 2020, including $3.1 million of cost related to restructuring actions and $0.7 million of unfavorable foreign currency effects, compared to $83.6 million in 2019. Operating margin for the Repair Systems & Information Group of 24.6% in the first quarter of 2020 compared to 25.5% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Financial Services

	Three Months Ended
(Amounts in millions)	March 28, 2020		March 30, 2019		Change
Financial services revenue	$85.9	100.0%	$85.6	100.0%	$0.3	0.4%
Financial services expenses	(29.0)	(33.8)%	(23.5)	(27.5)%	(5.5)	(23.4)%
Segment operating earnings	$56.9	66.2%	$62.1	72.5%	$(5.2)	(8.4)%

Financial services revenue in the first quarter of 2020 increased $0.3 million, or 0.4%, from last year, primarily due to $0.8 million of higher revenue as a result of growth of the company’s financial services portfolio, partially offset by $0.5 million of decreased revenue from lower average yields on both finance and contract receivables. In the first quarter of 2020 and 2019 the respective average yields on finance receivables were 17.7% and 17.8%, and the respective average yields on contract receivables were 9.0% and 9.1%. Originations of $255.6 million in the first quarter of 2020 increased $3.1 million, or 1.2%, from 2019 levels.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses in the first quarter of 2020 increased primarily due to a $4.5 million increase in the provisions for credit losses, which included $2.6 million related to higher credit reserve requirements as a result of the economic uncertainty associated with COVID-19. As a percentage of the average financial services portfolio, financial services expenses were 1.4% in the first quarter of 2020 and 1.1% in 2019.
Financial services operating earnings in the first quarter of 2020, including $0.2 million of unfavorable foreign currency effects, decreased $5.2 million, or 8.4%, from 2019 levels.

See Note 4 to the Condensed Consolidated Financial Statements for further information on financial services.
Corporate
Snap-on’s first quarter 2020 general corporate expenses of $18.5 million increased $8.6 million from $9.9 million last year. The year-over-year increase in general corporate expenses primarily reflects an $11.6 million non-recurring benefit from the legal settlement recorded in the first quarter of 2019, partially offset by lower stock-based and performance-based compensation expense in 2020.

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
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended March 28, 2020, and March 30, 2019, is as follows:

	Operations*		Financial Services
(Amounts in millions)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net sales	$852.2	$921.7	$—	$—
Cost of goods sold	(430.6)	(450.1)	—	—
Gross profit	421.6	471.6	—	—
Operating expenses	(282.7)	(284.2)	—	—
Operating earnings before financial services	138.9	187.4	—	—

Financial services revenue	—	—	85.9	85.6
Financial services expenses	—	—	(29.0)	(23.5)
Operating earnings from financial services	—	—	56.9	62.1

Operating earnings	138.9	187.4	56.9	62.1
Interest expense	(11.3)	(12.5)	(0.1)	—
Intersegment interest income (expense) – net	18.1	17.7	(18.1)	(17.7)
Other income (expense) – net	1.5	1.5	—	—
Earnings before income taxes and equity earnings	147.2	194.1	38.7	44.4
Income tax expense	(33.8)	(45.4)	(10.1)	(11.5)
Earnings before equity earnings	113.4	148.7	28.6	32.9
Financial services – net earnings attributable to Snap-on	28.6	32.9	—	—
Equity earnings, net of tax	—	0.5	—	—
Net earnings	142.0	182.1	28.6	32.9
Net earnings attributable to noncontrolling interests	(4.8)	(4.2)	—	—
Net earnings attributable to Snap-on	$137.2	$177.9	$28.6	$32.9
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of March 28, 2020, and December 28, 2019, is as follows:

	Operations*		Financial Services
(Amounts in millions)	March 28, 2020	December 28, 2019	March 28, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$185.6	$184.4	$0.2	$0.1
Intersegment receivables	11.3	14.2	—	—
Trade and other accounts receivable – net	634.3	693.5	0.9	1.1
Finance receivables – net	—	—	514.3	530.1
Contract receivables – net	6.4	6.8	85.8	93.9
Inventories – net	757.4	760.4	—	—
Prepaid expenses and other assets	118.6	111.8	8.3	7.0
Total current assets	1,713.6	1,771.1	609.5	632.2

Property and equipment – net	506.7	519.8	1.6	1.7
Operating lease right-of-use assets	48.7	52.9	2.6	2.7
Investment in Financial Services	335.1	340.5	—	—
Deferred income tax assets	32.8	32.7	20.5	19.6
Intersegment long-term notes receivable	727.4	755.5	—	—
Long-term finance receivables – net	—	—	1,101.9	1,103.5
Long-term contract receivables – net	15.8	16.0	339.6	344.1
Goodwill	898.2	913.8	—	—
Other intangibles – net	234.3	243.9	—	—
Other assets	69.7	73.0	0.3	0.2
Total assets	$4,582.3	$4,719.2	$2,076.0	$2,104.0
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	March 28, 2020	December 28, 2019	March 28, 2020	December 28, 2019
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$160.1	$202.9	$—	$—
Accounts payable	192.2	197.3	1.5	1.2
Intersegment payables	—	—	11.3	14.2
Accrued benefits	55.0	53.2	—	0.1
Accrued compensation	50.0	52.2	1.3	1.7
Franchisee deposits	64.8	68.2	—	—
Other accrued liabilities	372.8	353.7	32.9	25.7
Total current liabilities	894.9	927.5	47.0	42.9

Long-term debt and intersegment long-term debt	—	—	1,675.6	1,702.4
Deferred income tax liabilities	66.3	69.3	—	—
Retiree health care benefits	32.9	33.6	—	—
Pension liabilities	113.2	122.1	—	—
Operating lease liabilities	31.8	34.5	2.9	3.0
Other long-term liabilities	89.8	101.4	15.4	15.2
Total liabilities	1,228.9	1,288.4	1,740.9	1,763.5
Total shareholders’ equity attributable to Snap-on Inc.	3,331.3	3,409.1	335.1	340.5
Noncontrolling interests	22.1	21.7	—	—
Total equity	3,353.4	3,430.8	335.1	340.5
Total liabilities and equity	$4,582.3	$4,719.2	$2,076.0	$2,104.0
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
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on April 17, 2020, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, based on current macroeconomic conditions resulting from the uncertainty caused by COVID-19, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
As of March 28, 2020, working capital (current assets less current liabilities) of $1,381.2 million decreased $51.7 million from $1,432.9 million as of December 28, 2019 (fiscal 2019 year end) primarily as a result of the net changes discussed below.
The following represents the company’s working capital position as of March 28, 2020, and December 28, 2019:

(Amounts in millions)	March 28, 2020	December 28, 2019
Cash and cash equivalents	$185.8	$184.5
Trade and other accounts receivable – net	635.2	694.6
Finance receivables – net	514.3	530.1
Contract receivables – net	92.2	100.7
Inventories – net	757.4	760.4
Prepaid expenses and other assets	118.2	110.2
Total current assets	2,303.1	2,380.5

Notes payable	(160.1)	(202.9)
Accounts payable	(193.7)	(198.5)
Other current liabilities	(568.1)	(546.2)
Total current liabilities	(921.9)	(947.6)
Total working capital	$1,381.2	$1,432.9

Cash and cash equivalents of $185.8 million as of March 28, 2020, increased $1.3 million from 2019 year-end levels primarily due to: (i) $213.4 million of cash generated from operations; (ii) $190.7 million of cash from collections of finance receivables; and (iii) $1.5 million of cash proceeds from stock purchase and option plan exercises. These increases in cash and cash equivalents were partially offset by: (i) the funding of $212.8 million of new finance receivables; (ii) dividend payments to shareholders of $59.0 million; (iii) the repurchase of 349,000 shares of the company’s common stock for $50.5 million; (iv) $41.9 million of net repayments from other short-term borrowings; (v) the funding of $17.2 million of capital expenditures; and (vi) the funding of $6.1 million for acquisitions.

Of the $185.8 million of cash and cash equivalents as of March 28, 2020, $154.3 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act (“Tax Act”) generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Trade and other accounts receivable – net of $635.2 million as of March 28, 2020, decreased $59.4 million from 2019 year-end levels, primarily due to higher collections, the impact of lower sales volume and $21.9 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 62 days at March 28, 2020, and 67 days at December 28, 2019.
The current portions of net finance and contract receivables of $606.5 million as of March 28, 2020, compared to $630.8 million at 2019 year end. The long-term portions of net finance and contract receivables of $1,457.3 million as of March 28, 2020, compared to $1,463.6 million at 2019 year end. The combined $30.6 million decrease in net current and long-term finance and contract receivables over 2019 year-end levels is primarily due to $25.7 million of foreign currency translation, $8.1 million of provision charges resulting from the fiscal year 2020 adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and $2.6 million of higher credit reserve requirements as a result of the economic uncertainty associated with COVID-19. These decreases were partially offset by the continued growth of the company’s financial services portfolio.
Inventories – net of $757.4 million as of March 28, 2020, decreased $3.0 million from 2019 year-end levels, reflecting $25.1 million of foreign currency translation, partially offset by an increase of $22.1 million primarily to support continued customer demand and new product introductions. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 2.5 turns and 2.6 turns as of March 28, 2020, and December 28, 2019, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 57% and 58% of total inventories as of March 28, 2020, and December 28, 2019, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $84.5 million as of both March 28, 2020, and December 28, 2019.
Notes payable of $160.1 million as of March 28, 2020, included $150 million of short-term credit facility borrowings, which bear a maturity date within three months from the borrowing date, and $10.1 million of other notes. There were no commercial paper borrowings outstanding as of March 28, 2020 due to the volatility of the commercial paper market as a result of the economic uncertainty related to the COVID-19 pandemic. As of 2019 year end, notes payable of $202.9 million included $193.6 million of commercial paper borrowings and $9.3 million of other notes.
Accounts payable of $193.7 million as of March 28, 2020, decreased $4.8 million from 2019 year-end levels primarily due to the timing of payments and $3.3 million of foreign currency translation.
Other accrued liabilities of $397.0 million as of March 28, 2020, increased $26.2 million from 2019 year-end levels primarily due to higher income tax accruals, partially offset by $8.0 million of foreign currency translation.

Long-term debt of $948.2 million as of March 28, 2020, consisted of: (i) $250 million of unsecured 6.125% notes that mature in 2021 (the “2021 Notes”); (ii) $300 million of unsecured 3.25% notes that mature in 2027 (the “2027 Notes”); and (iii) $400 million of unsecured 4.10% notes that mature in 2048 (the “2048 Notes”), partially offset by $1.8 million from the net effects of debt amortization costs and fair value adjustments of interest rate swaps. Long-term debt of $946.9 million as of 2019 year end consisted of: (i) $250 million of the 2021 Notes; (ii) $300 million of the 2027 Notes; and (iii) $400 million of the 2048 Notes, partially offset by $3.1 million from the net effects of debt amortization costs and fair value adjustments of interest rate swaps.

Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); $150 million was outstanding under the Credit Facility as of March 28, 2020. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of March 28, 2020, the company’s actual ratios of 0.20 and 0.93 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis, however, it is continuing to monitor the impact of COVID-19 on its business and the credit and financial markets. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, if it believes conditions are favorable, it may take advantage of such conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include scheduled debt payments, payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions of $8.7 million to its foreign pension plans and $2.9 million to its domestic pension plans in 2020, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2020.
Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, additional fixed-term debt and/or securitizations.
The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities was $213.4 million and $201.3 million in the first three months of 2020 and 2019, respectively. The $12.1 million year-over-year increase in net cash provided by operating activities primarily reflects an increase of $62.6 million from net changes in operating assets and liabilities, partially offset by a $40.1 million decrease in net earnings.

Investing Activities
Net cash used by investing activities of $49.8 million in the first three months of 2020 included additions to finance receivables of $212.8 million, partially offset by collections of $190.7 million. Net cash used by investing activities of $38.7 million in the first three months of 2019 included additions to finance receivables of $210.5 million, partially offset by collections of $191.9 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with average payment terms of approximately four years.
Net cash used by investing activities in the respective first three months of 2020 and 2019 also included $6.1 million and $1.3 million for acquisitions. See Note 3 to the Consolidated Financial Statements for information about acquisitions.
Capital expenditures were $17.2 million and $20.2 million in the first three months of 2020 and 2019, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and RCI. The lower capital spending as compared to the prior year was a result of decreased expenditures as a result of the economic uncertainty related to COVID-19.
Financing Activities
Net cash used by financing activities of $157.1 million in the first three months of 2020 included repayments of notes payable and other short-term borrowings of $41.9 million. Net cash used by financing activities of $147.6 million in the first three months of 2019 included repayments of notes payable and other short-term borrowings of $43.8 million.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Proceeds from stock purchase and option plan exercises totaled $1.5 million and $4.8 million in the first three months of 2020 and 2019, respectively. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, as well as stock options, and for other corporate purposes. In the first three months of 2020, Snap-on repurchased 349,000 shares of its common stock for $50.5 million under its previously announced share repurchase programs. In the first three months of 2019, Snap-on repurchased 295,000 shares of its common stock for $47.4 million under its previously announced share repurchase programs. As of March 28, 2020, Snap-on had remaining availability to repurchase up to an additional $313.3 million in common stock pursuant to its Board’s authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $59.0 million and $52.8 million in the first three months of 2020 and 2019, respectively. On November 8, 2019, the Board increased the quarterly cash dividend by 13.7% to $1.08 per share ($4.32 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends.

Off-Balance Sheet Arrangements
The company had no off-balance sheet arrangements as of March 28, 2020.
Critical Accounting Policies and Estimates
Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the fiscal year ended December 28, 2019, have not materially changed since that report was filed, with the exception to the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). As a result of the adoption, the allowance for credit losses in Snap-on’s finance receivables portfolio has been updated to be based on ongoing assessments and evaluations of credit losses over the expected contractual life of the receivables portfolio considering collectability, historical loss experience, current conditions and future market changes. The allowance takes into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current and future economic conditions and credit risk characteristics. Some of these factors are influenced by items such as the customers’ financial condition, past payment experience, credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral.
Management utilizes established policies and procedures in an effort to ensure the estimates and assumptions are well controlled, reviewed and consistently applied. As of March 28, 2020, the ratio of the allowance for credit losses for finance receivables was 4.11%. As of December 28, 2019, the allowance ratio was 3.65%. While management believes it exercises prudent judgement and applies reasonable assumptions in establishing its estimate for the allowance for finance receivables, there can be no assurance that changes in economic conditions or other factors would not adversely impact the financial health of our customers and result in changes to the estimates used in the allowance calculation. For reference, a 100 bps increase in the allowance ratio for finance receivables as of March 28, 2020, would increase Snap-on’s 2020 annual expense for credit losses and the related provision for credit losses by approximately $16.9 million.
See Note 1 and Note 4 to the Condensed Consolidated Financial Statements for information on Snap-on’s allowances for credit losses.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Outlook
The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter progressed, impacting Snap-on’s sales volumes in most geographies and across a variety of customers, including those in automotive repair. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. In the near term, Snap-on anticipates no improvement in the macroeconomic environment and, as a result, expects sales and credit originations in the second quarter of 2020 to be down year over year. Snap-on does not, as a general practice, furnish quarterly sales or earnings projections. However, in light of actions imposed by national and local governments to contain the spread of COVID-19, the company believes that its second quarter 2020 sales and earnings will be lower than reported second quarter 2019 amounts.
Snap-on is responding to the global macroeconomic challenges by deepening its RCI, sourcing and other cost reduction initiatives. Snap-on recorded $7.5 million of costs related to restructuring actions, primarily in Europe, in the first quarter of 2020. Snap-on will continue to manage its cash flows and balance its capital allocation priorities, including investments and the need for further cost reduction actions; the current economic uncertainty makes it difficult to presently predict this balance as the company continually adjusts to the changing business environment. Snap-on expects that capital expenditures in 2020 will be in a range of $70 million to $80 million, of which $17.2 million was incurred in the first quarter.
Despite near term uncertainty, Snap-on expects to maintain focus on its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high.

Snap-on currently anticipates that its full year 2020 effective income tax rate will be in the range of 23% to 25%.

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
The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of March 28, 2020, was $34.6 million on interest rate-sensitive financial instruments and zero on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.
Stock-based Deferred Compensation Risk Management
Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of equity forwards. Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. See Note 10 to the Condensed Consolidated Financial Statements for additional information on stock-based deferred compensation risk management.

Credit Risk
Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to extending credit, each customer is evaluated, taking into consideration various factors, including the customer’s financial condition, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the customer’s ability to repay, as well as the value of the underlying collateral. Finance receivable credit risk is also monitored regularly through the use of internal proprietary custom scoring models to evaluate each transaction at the time of the application for credit. Snap-on evaluates credit quality through the use of an internal proprietary measuring system that provides a framework to analyze finance receivables on the basis of risk factors of the individual obligor as well as transaction specific risk. The finance receivables are typically monitored through an asset quality review process that closely monitors past due accounts and initiates a progressive collection action process when appropriate.
Counterparty Risk
Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its various financial agreements, including its foreign currency forward contracts, interest rate swap agreements, treasury lock agreements and prepaid equity forward agreements. Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and generally enters into agreements with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances, especially in the current environment.
Economic Risk
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets. For example, the company is monitoring the impact of and developments related to COVID-19, which has created global economic uncertainty. In addition, the company is monitoring the potential effects of the United Kingdom’s exit from the European Union, although it is too soon to know what effects this might have on the world economy or the company. Inflation has not had a significant impact on the company.
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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 28, 2020. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 28, 2020, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
At the beginning of Snap-on’s 2020 fiscal year, the company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The company designed new controls and modified existing controls as part of its adoption. The controls have been designed to address risks associated with determining the appropriate level of allowance for credit losses for all financial assets under this ASU. The company’s additional controls over financial reporting included implementing a system that allows the company to calculate the company-wide provisions for credit losses on finance and contract receivables for the financial presentation mandated by the new standard, as well as to provide additional required disclosures. The company also created a governance process to review qualitative and quantitative factors, as well as market conditions, that could affect the amount of the provision for credit losses. There were no other changes in internal controls over financial reporting during the quarter ended March 28, 2020, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION
Item 1A: Risk Factors
In addition to the risks and uncertainties discussed in this quarterly report on Form 10-Q, particularly those disclosed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, see “Risk Factors” in the Company’s annual report on Form 10-K for fiscal year ended December 28, 2019. There have been no material changes to the Risk Factors except as set forth below:
The adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), at the beginning of our 2020 fiscal year adjusted the exposure to credit risks of customers and resellers in providing our allowances for credit losses for receivables, and could adversely impact our financial condition, results of operations and cash flows.
The company maintains allowances for credit losses for receivables to provide for defaults and nonperformance. These allowances represent an estimate of losses over the remaining contractual lives of our receivables. As a result of the company’s adoption of ASU No. 2016-13, Snap-on is required to consider current market conditions and estimates for reasonable and supportable forecasts, when appropriate. The determination of the appropriate levels of the allowances for credit losses involves a high degree of subjectivity and judgement, and requires the company to make estimates of credit risks, which may undergo material changes as a result of economic conditions or otherwise. The company’s allowances may not be adequate to cover actual losses, and future allowances for credit losses could materially and adversely affect our financial condition, results of operations and cash flows.
The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.
As previously disclosed, we face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. COVID-19 has caused disruption and volatility in the global capital markets, and has authored an economic slowdown. The COVID-19 pandemic and its associated economic uncertainty negatively impacted Snap-on’s sales volumes in the first quarter of 2020 in most geographies and across a variety of customers, including those in automotive repair. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Although our operations have been deemed essential and we follow the COVID-19 guidelines from the CDC concerning the health and safety of our personnel, these measures have resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown, may be extended and additional measures may be imposed.
Among the potential effects of COVID-19 and other similar outbreaks on the company include, but are not limited to, the following:
•Reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which may adversely affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders or order cancellations. In addition, volatility in the financial markets could increase the cost of capital and/or limit its availability.
•Economic uncertainty as a result of COVID-19 is expected to make it difficult for our franchisees, customers, suppliers and the company to accurately forecast and plan future business activities.
•As a result of government orders and social distancing, some of our franchisees would be expected to make fewer in-person sales calls during any such outbreak reflecting the reluctance of some customers to receive franchisee visits. Further, shelter-in-place orders could cause vehicle owners to refrain from bringing cars to repair shops, at least in the near term. To the extent that there is significantly reduced driving due to shelter-in-place and similar orders, there could be fewer repairs and a decrease in demand for our products, and some repair shops may not be able to stay in business if this condition is on-going.
•The potential to weaken the financial position of some of our customers, including customers utilizing our financing programs. If circumstances surrounding our customers’ financial capabilities were to deteriorate, write-downs or write-offs could negatively affect our operating results and, if large, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

•Although our operations are generally deemed as being essential, disruptions could occur to our supply chain in connection with the sourcing of materials from geographic areas that continue to be impacted by COVID-19 and by efforts to contain its spread.
•Volatility related to pension plan assets. While our plan assets are broadly diversified, there are inherent market risks associated with investments. We may need to make additional contributions to address an increase in obligations and/or a loss in plan assets as a result of the combination of declining market interest rates and/or past or future plan asset investment losses, which could adversely impact our financial position, results of operations and cash flows.
•The need to incur additional restructuring charges to optimize our cost structure.
To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the first quarter of fiscal 2020, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans and equity plans, and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
12/29/19 to 01/25/20	—	—	—	$360.8 million
01/26/20 to 02/22/20	68,000	$157.37	68,000	$353.9 million
02/23/20 to 03/28/20	281,000	$141.62	281,000	$313.3 million
Total/Average	349,000	$144.69	349,000	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of March 28, 2020, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $313.3 million.

•In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $165.97, $160.07 and $107.85 per share of common stock as of the end of the respective fiscal 2020 months ended January 25, 2020, February 22, 2020, and March 28, 2020.

•On February 14, 2019, the Board authorized the repurchase of an aggregate of up to $500 million of the company’s common stock (the “2019 Authorization”). The 2019 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the first quarter of 2020 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Purchases of Snap-on Stock
Period	Shares purchased	Average price per share
12/29/19 to 01/25/20	—	—
01/26/20 to 02/22/20	5,400	$157.90
02/23/20 to 03/28/20	24,700	$142.91
Total/Average	30,100	$145.60

Item 6: Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page Inline XBRL data (contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED
Date: April 21, 2020	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer