Form 10-Q
period 2020-06-27
Snap-on Inc
filed 2020-07-31
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 24, 2020
Common Stock, $1.00 par value	54,466,147 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$724.3	$951.3	$1,576.5	$1,873.0
Cost of goods sold	(383.1)	(477.5)	(813.7)	(927.6)
Gross profit	341.2	473.8	762.8	945.4
Operating expenses	(250.1)	(283.9)	(532.8)	(568.1)
Operating earnings before financial services	91.1	189.9	230.0	377.3

Financial services revenue	84.6	84.1	170.5	169.7
Financial services expenses	(27.0)	(23.5)	(56.0)	(47.0)
Operating earnings from financial services	57.6	60.6	114.5	122.7

Operating earnings	148.7	250.5	344.5	500.0
Interest expense	(13.4)	(12.4)	(24.8)	(24.9)
Other income (expense) – net	2.0	2.1	3.5	3.6
Earnings before income taxes and equity earnings	137.3	240.2	323.2	478.7
Income tax expense	(31.9)	(55.6)	(75.8)	(112.5)
Earnings before equity earnings	105.4	184.6	247.4	366.2
Equity earnings, net of tax	0.5	0.3	0.5	0.8
Net earnings	105.9	184.9	247.9	367.0
Net earnings attributable to noncontrolling interests	(4.7)	(4.5)	(9.5)	(8.7)
Net earnings attributable to Snap-on Incorporated	$101.2	$180.4	$238.4	$358.3

Net earnings per share attributable to Snap-on Incorporated:
Basic	$1.86	$3.27	$4.37	$6.47
Diluted	1.85	3.22	4.34	6.38

Weighted-average shares outstanding:
Basic	54.4	55.2	54.5	55.4
Effect of dilutive securities	0.4	0.8	0.4	0.8
Diluted	54.8	56.0	54.9	56.2

Dividends declared per common share	$1.08	$0.95	$2.16	$1.90

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Comprehensive income (loss):
Net earnings	$105.9	$184.9	$247.9	$367.0
Other comprehensive income (loss):
Foreign currency translation*	87.8	(8.4)	(20.2)	(0.8)
Unrealized cash flow hedges, net of tax:
Other comprehensive income before reclassifications	1.4	—	1.4	—
Reclassification of cash flow hedges to net earnings	(0.4)	(0.3)	(0.8)	(0.7)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses and prior service credits included in net periodic benefit cost	8.8	5.9	17.2	11.7
Income tax benefit	(2.1)	(1.5)	(4.1)	(2.8)
Net of tax	6.7	4.4	13.1	8.9
Total comprehensive income	$201.4	$180.6	$241.4	$374.4

Comprehensive income attributable to noncontrolling interests	(4.7)	(4.5)	(9.5)	(8.7)
Comprehensive income attributable to Snap-on Incorporated	$196.7	$176.1	$231.9	$365.7

* There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	June 27, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$686.2	$184.5
Trade and other accounts receivable – net	563.5	694.6
Finance receivables – net	508.5	530.1
Contract receivables – net	97.7	100.7
Inventories – net	784.0	760.4
Prepaid expenses and other assets	132.5	110.2
Total current assets	2,772.4	2,380.5

Property and equipment:
Land	31.8	31.9
Buildings and improvements	408.7	405.1
Machinery, equipment and computer software	998.5	988.0
	1,439.0	1,425.0
Accumulated depreciation and amortization	(929.6)	(903.5)
Property and equipment – net	509.4	521.5

Operating lease right-of-use assets	50.2	55.6
Deferred income tax assets	47.1	52.3
Long-term finance receivables – net	1,140.3	1,103.5
Long-term contract receivables – net	366.9	360.1
Goodwill	924.5	913.8
Other intangibles – net	241.0	243.9
Other assets	61.7	62.3
Total assets	$6,113.5	$5,693.5
See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	June 27, 2020	December 28, 2019
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$12.1	$202.9
Accounts payable	186.2	198.5
Accrued benefits	48.5	53.3
Accrued compensation	63.9	53.9
Franchisee deposits	83.3	68.2
Other accrued liabilities	435.4	370.8
Total current liabilities	829.4	947.6

Long-term debt	1,436.7	946.9
Deferred income tax liabilities	67.5	69.3
Retiree health care benefits	32.2	33.6
Pension liabilities	109.0	122.1
Operating lease liabilities	33.4	37.5
Other long-term liabilities	96.7	105.7
Total liabilities	2,604.9	2,262.7

Commitments and contingencies (Note 15)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,430,794 and 67,423,106 shares, respectively)	67.4	67.4
Additional paid-in capital	383.1	379.1
Retained earnings	4,894.2	4,779.7
Accumulated other comprehensive loss	(514.4)	(507.9)
Treasury stock at cost (12,966,104 and 12,772,882 shares, respectively)	(1,343.6)	(1,309.2)
Total shareholders’ equity attributable to Snap-on Incorporated	3,486.7	3,409.1
Noncontrolling interests	21.9	21.7
Total equity	3,508.6	3,430.8
Total liabilities and equity	$6,113.5	$5,693.5

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)

The following summarizes the changes in total equity for the three month period ended June 27, 2020:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 28, 2020	$67.4	$378.4	$4,852.0	$(609.9)	$(1,356.6)	$22.1	$3,353.4
Net Earnings for the three months ended June 27, 2020	—	—	101.2	—	—	4.7	105.9
Other comprehensive income	—	—	—	95.5	—	—	95.5
Cash dividends – $1.08 per share	—	—	(58.7)	—	—	—	(58.7)
Stock compensation plans	—	4.7	—	—	13.0	—	17.7
Other	—	—	(0.3)	—	—	(4.9)	(5.2)
Balance at June 27, 2020	$67.4	$383.1	$4,894.2	$(514.4)	$(1,343.6)	$21.9	$3,508.6

The following summarizes the changes in total equity for the six month period ended June 27, 2020:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 28, 2019	$67.4	$379.1	$4,779.7	$(507.9)	$(1,309.2)	$21.7	$3,430.8
Impact of adopting the Credit Loss Standard (ASU No. 2016-13)	—	—	(6.1)	—	—	—	(6.1)
Balance at December 29, 2019	67.4	379.1	4,773.6	(507.9)	(1,309.2)	21.7	3,424.7
Net Earnings for the six months ended June 27, 2020	—	—	238.4	—	—	9.5	247.9
Other comprehensive loss	—	—	—	(6.5)	—	—	(6.5)
Cash dividends – $2.16 per share	—	—	(117.7)	—	—	—	(117.7)
Stock compensation plans	—	4.0	—	—	16.1	—	20.1
Share repurchases – 349,000 shares	—	—	—	—	(50.5)	—	(50.5)
Other	—	—	(0.1)	—	—	(9.3)	(9.4)
Balance at June 27, 2020	$67.4	$383.1	$4,894.2	$(514.4)	$(1,343.6)	$21.9	$3,508.6

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

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Operating activities:
Net earnings	$247.9	$367.0
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	36.2	34.8
Amortization of other intangibles	11.4	10.8
Provision for losses on finance receivables	31.4	24.4
Provision for losses on non-finance receivables	11.7	8.7
Stock-based compensation expense	6.9	14.1
Deferred income tax provision (benefit)	(1.9)	12.4
Loss on sales of assets	0.2	0.6
Settlement of treasury lock	1.4	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	112.5	3.9
Contract receivables	(11.8)	3.0
Inventories	(32.0)	(52.8)
Prepaid and other assets	(18.1)	(27.0)
Accounts payable	(8.1)	16.6
Accruals and other liabilities	79.3	(69.7)
Net cash provided by operating activities	467.0	346.8
Investing activities:
Additions to finance receivables	(414.6)	(431.1)
Collections of finance receivables	357.5	383.5
Capital expenditures	(29.0)	(48.2)
Acquisitions of businesses, net of cash acquired	(6.1)	(9.3)
Disposals of property and equipment	0.9	0.4
Other	(4.1)	0.8
Net cash used by investing activities	(95.4)	(103.9)
Financing activities:
Proceeds from issuance of long-term debt	489.9	—
Net decrease in other short-term borrowings	(190.0)	(18.2)
Cash dividends paid	(117.7)	(105.3)
Purchases of treasury stock	(50.5)	(107.5)
Proceeds from stock purchase and option plans	13.8	24.6
Other	(13.1)	(14.3)
Net cash provided (used) by financing activities	132.4	(220.7)

Effect of exchange rate changes on cash and cash equivalents	(2.3)	0.9
Increase in cash and cash equivalents	501.7	23.1
Cash and cash equivalents at beginning of year	184.5	140.9
Cash and cash equivalents at end of period	$686.2	$164.0
Supplemental cash flow disclosures:
Cash paid for interest	$(21.6)	$(23.4)
Net cash paid for income taxes	(27.4)	(92.2)

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
The company’s 2020 fiscal year, which ends on January 2, 2021, will contain 53 weeks of operating results, with the additional week occurring in the fourth quarter. The company’s 2019 fiscal year contained 52 weeks of operating results. Snap-on’s 2020 fiscal second quarter ended on June 27, 2020; the 2019 fiscal second quarter ended on June 29, 2019. The company’s 2020 and 2019 fiscal second quarters each contained 13 weeks of operating results. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and six month periods ended June 27, 2020, and June 29, 2019, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on maintains allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the company’s ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in each of its receivable portfolios (trade, finance and contract receivables). For trade receivables, Snap-on uses historical loss experience rates by portfolio and applies them to a related aging analysis while also considering customer and/or economic risk where appropriate. For finance receivables, Snap-on uses a vintage loss experience analysis. For contract receivables, a weighted-average remaining maturity method is primarily used. Determination of the proper amount of allowances by portfolio requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowances take into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current economic conditions, supportable forecasts, when appropriate, and credit risk characteristics.
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
On December 29, 2019, the beginning of Snap-on’s fiscal year, the company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The main objective of this ASU is to provide financial statement users with more information about the expected credit losses over the contractual life of financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.
Snap-on adopted ASU No. 2016-13 under the modified retrospective approach for receivables measured at amortized costs with prior periods reported in accordance with previously applicable guidance. See Note 4 for a discussion about the impact the adoption of this ASU had on the company and further information on credit losses.
The following new accounting pronouncement, and related impact on adoption, is being evaluated by the company:

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

Revenue Disaggregation: The following table shows the consolidated revenues by revenue source:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Revenue from contracts with customers	$718.4	$945.8	$1,565.0	$1,862.2
Other revenues	5.9	5.5	11.5	10.8
Total net sales	724.3	951.3	1,576.5	1,873.0
Financial services revenue	84.6	84.1	170.5	169.7
Total revenues	$808.9	$1,035.4	$1,747.0	$2,042.7

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables represent external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the Three Months Ended June 27, 2020
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$96.9	$291.5	$148.5	$—	$—	$536.9
Europe	54.9	17.5	36.9	—	—	109.3
All other	52.7	14.3	11.1	—	—	78.1
External net sales	204.5	323.3	196.5	—	—	724.3
Intersegment net sales	57.4	—	48.5	—	(105.9)	—
Total net sales	261.9	323.3	245.0	—	(105.9)	724.3
Financial services revenue	—	—	—	84.6	—	84.6
Total revenue	$261.9	$323.3	$245.0	$84.6	$(105.9)	$808.9

	For the Six Months Ended June 27, 2020
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$205.8	$618.4	$325.8	$—	$—	$1,150.0
Europe	122.0	48.6	93.5	—	—	264.1
All other	103.7	32.2	26.5	—	—	162.4
External net sales	431.5	699.2	445.8	—	—	1,576.5
Intersegment net sales	130.3	—	113.8	—	(244.1)	—
Total net sales	561.8	699.2	559.6	—	(244.1)	1,576.5
Financial services revenue	—	—	—	170.5	—	170.5
Total revenue	$561.8	$699.2	$559.6	$170.5	$(244.1)	$1,747.0

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

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables represent external net sales disaggregated by customer type:

	For the Three Months Ended June 27, 2020
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$20.0	$323.3	$196.5	$—	$—	$539.8
All other professionals	184.5	—	—	—	—	184.5
External net sales	204.5	323.3	196.5	—	—	724.3
Intersegment net sales	57.4	—	48.5	—	(105.9)	—
Total net sales	261.9	323.3	245.0	—	(105.9)	724.3
Financial services revenue	—	—	—	84.6	—	84.6
Total revenue	$261.9	$323.3	$245.0	$84.6	$(105.9)	$808.9

	For the Six Months Ended June 27, 2020
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$39.4	$699.2	$445.8	$—	$—	$1,184.4
All other professionals	392.1	—	—	—	—	392.1
External net sales	431.5	699.2	445.8	—	—	1,576.5
Intersegment net sales	130.3	—	113.8	—	(244.1)	—
Total net sales	561.8	699.2	559.6	—	(244.1)	1,576.5
Financial services revenue	—	—	—	170.5	—	170.5
Total revenue	$561.8	$699.2	$559.6	$170.5	$(244.1)	$1,747.0

	For the Three Months Ended June 29, 2019
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$24.0	$405.8	$282.5	$—	$—	$712.3
All other professionals	239.0	—	—	—	—	239.0
External net sales	263.0	405.8	282.5	—	—	951.3
Intersegment net sales	72.0	—	66.4	—	(138.4)	—
Total net sales	335.0	405.8	348.9	—	(138.4)	951.3
Financial services revenue	—	—	—	84.1	—	84.1
Total revenue	$335.0	$405.8	$348.9	$84.1	$(138.4)	$1,035.4

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

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations.  The remaining duration of these unsatisfied performance obligations range from one month up to 60 months.  Snap-on had approximately $222.0 million of long-term contracts that have fixed consideration that extends beyond one year as of June 27, 2020. Snap-on expects to recognize approximately 55% of these contracts as revenue by the end of fiscal 2021, an additional 35% by the end of fiscal 2023 and the balance thereafter.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Contract Liabilities (Deferred Revenues): Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance.  The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities was $58.1 million and $65.1 million at June 27, 2020, and at December 28, 2019, respectively.  The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion of such liabilities is included in “Other long-term liabilities” on the accompanying Condensed Consolidated Balance Sheets.  During the three and six months ended June 27, 2020, Snap-on recognized revenue of $10.7 million and $42.4 million, respectively, that was included in the $65.1 million contract liability balance at December 28, 2019, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.

Note 3: Acquisitions
On January 31, 2020, Snap-on acquired substantially all of the assets related to the TreadReader product line from Sigmavision Limited (“Sigmavision”), for a cash purchase price of $5.9 million. Sigmavision designs and manufactures handheld devices and drive-over ramps that provide tire information for use in the automotive industry. During the second quarter of 2020, the company completed the purchase accounting valuations for the acquired net assets of Sigmavision. The $5.6 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.
On August 7, 2019, Snap-on acquired Cognitran Limited (“Cognitran”) for a cash purchase price of $30.6 million (or $29.6 million, net of cash acquired). Cognitran, based in Chelmsford, United Kingdom, specializes in flexible, modular and highly scalable “Software as a Service” (SaaS) products for OEM customers and their dealers, focused on the creation and delivery of service, diagnostics, parts and repair information to OEM dealers and connected vehicle platforms. During the second quarter of 2020, the company completed the purchase accounting valuations for the acquired net assets of Cognitran. The $14.5 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.
On April 2, 2019, Snap-on acquired Power Hawk Technologies, Inc. (“Power Hawk”) for a cash purchase price of $7.9 million. Power Hawk, based in Rockaway, New Jersey, designs, manufactures and distributes rescue tools and related equipment for a variety of military, governmental and fire, rescue and emergency operations. The company completed the purchase accounting valuations for the acquired net assets of Power Hawk, including intangible assets, in the third quarter of 2019. The $6.4 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The effects of adjustments to the December 28, 2019 Condensed Consolidated Balance Sheet as a result of the adoption of ASU No. 2016-13, including an increase in the allowance for credit losses of $8.1 million, were as follows:

	Balance at		Opening Balance at
(Amounts in millions)	December 28, 2019	Topic 326 Adjustments	December 29, 2019
Current assets
Finance receivables - allowance for credit losses	$(19.7)	$(1.7)	$(21.4)
Contract receivables - allowance for credit losses	(1.5)	(0.5)	(2.0)
Long-term assets
Finance receivables - allowance for credit losses	(42.2)	(3.5)	(45.7)
Contract receivables - allowance for credit losses	(4.1)	(2.4)	(6.5)
Total allowances for credit losses	$(67.5)	$(8.1)	$(75.6)

Deferred income tax assets	$52.3	$2.0	$54.3

Equity
Retained Earnings	$4,779.7	$(6.1)	$4,773.6
Trade and Other Accounts Receivable: Snap-on’s trade and other accounts receivable primarily arise from the sale of tools and diagnostic and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days.
The components of Snap-on’s trade and other accounts receivable as of June 27, 2020, and December 28, 2019, are as follows:

(Amounts in millions)	June 27, 2020	December 28, 2019
Trade and other accounts receivable	$587.1	$715.5
Allowances for credit losses	(23.6)	(20.9)
Total trade and other accounts receivable – net	$563.5	$694.6

The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for the three and six months ended June 27, 2020:

	Three Months Ended	Six Months Ended
(Amounts in millions)	June 27, 2020	June 27, 2020
Allowances for credit losses:
Beginning of period	$20.4	$20.9
Provision for credit losses	5.5	9.1
Charge-offs	(2.4)	(5.5)
Recoveries	—	—
Currency translation	0.1	(0.9)
End of period	$23.6	$23.6

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
The components of Snap-on’s current finance and contract receivables as of June 27, 2020, and December 28, 2019, are as follows:

(Amounts in millions)	June 27, 2020	December 28, 2019
Finance installment receivables	$501.3	$511.9
Finance lease receivables, net of unearned finance charges of $8.1 million and $11.7 million, respectively	29.2	37.9
Total finance receivables	530.5	549.8

Contract installment receivables	49.0	50.8
Contract lease receivables, net of unearned finance charges of $17.9 million and $18.2 million, respectively	50.8	51.4
Total contract receivables	99.8	102.2
Total	630.3	652.0

Allowances for credit losses:
Finance installment receivables	(21.5)	(19.2)
Finance lease receivables	(0.5)	(0.5)
Total finance allowance for credit losses	(22.0)	(19.7)

Contract installment receivables	(0.8)	(0.5)
Contract lease receivables	(1.3)	(1.0)
Total contract allowance for credit losses	(2.1)	(1.5)
Total allowance for credit losses	(24.1)	(21.2)
Total current finance and contract receivables – net	$606.2	$630.8

Finance receivables – net	$508.5	$530.1
Contract receivables – net	97.7	100.7
Total current finance and contract receivables – net	$606.2	$630.8

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of June 27, 2020, and December 28, 2019, are as follows:

(Amounts in millions)	June 27, 2020	December 28, 2019
Finance installment receivables	$1,160.1	$1,106.0
Finance lease receivables, net of unearned finance charges of $6.0 million and $8.2 million, respectively	30.7	39.7
Total finance receivables	1,190.8	1,145.7

Contract installment receivables	201.6	195.5
Contract lease receivables, net of unearned finance charges of $28.7 million and $29.4 million, respectively	172.3	168.7
Total contract receivables	373.9	364.2
Total	1,564.7	1,509.9

Allowances for credit losses:
Finance installment receivables	(50.0)	(41.6)
Finance lease receivables	(0.5)	(0.6)
Total finance allowance for credit losses	(50.5)	(42.2)

Contract installment receivables	(3.3)	(1.8)
Contract lease receivables	(3.7)	(2.3)
Total contract allowance for credit losses	(7.0)	(4.1)
Total allowance for credit losses	(57.5)	(46.3)
Total long-term finance and contract receivables – net	$1,507.2	$1,463.6

Finance receivables – net	$1,140.3	$1,103.5
Contract receivables – net	366.9	360.1
Total long-term finance and contract receivables – net	$1,507.2	$1,463.6
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

The amortized cost basis of finance and contract receivables by origination year as of June 27, 2020, are as follows:

(Amounts in millions)	2020	2019	2018	2017	2016	Prior	Total
Finance Receivables:
Delinquent	$1.5	$12.4	$8.4	$4.9	$2.3	$0.5	$30.0
Non-delinquent	780.8	563.7	225.7	89.7	28.3	3.1	1,691.3
Total Finance receivables	$782.3	$576.1	$234.1	$94.6	$30.6	$3.6	$1,721.3

Contract receivables:
Delinquent	$0.1	$0.7	$0.8	$1.1	$0.5	$0.4	$3.6
Non-delinquent	100.6	143.1	98.3	63.9	32.6	31.6	470.1
Total Contract receivables	$100.7	$143.8	$99.1	$65.0	$33.1	$32.0	$473.7

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
The company performed a correlation analysis to compare historical losses to many economic factors. The primary economic factors considered were real gross domestic product, civilian unemployment, industrial production index, and repair and maintenance employment rate; the company determined that there is limited correlation between the historical losses and economic factors. As a result, consideration was given to qualitative factors to adjust the reserve balance for asset specific risk characteristics, current conditions and future expectations. Similar qualitative factors are considered for both finance and contract receivables. The qualitative factors used in determining the estimate of expected credit losses are influenced by the changes in the composition of the portfolio, underwriting practices, and other relevant conditions that were different from the historical periods, which included considering the impact of the COVID-19 pandemic.
The allowance for credit losses is adjusted each period for changes in the credit risk and expected lifetime credit losses.

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and six months ended June 27, 2020, and June 29, 2019:

	Three Months Ended June 27, 2020		Six Months Ended June 27, 2020
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$69.2	$8.6	$61.9	$5.6
Impact of adopting ASU No. 2016-13	—	—	5.2	2.9
Provision for credit losses	15.1	1.2	31.4	2.6
Charge-offs	(14.2)	(0.9)	(30.1)	(2.2)
Recoveries	2.2	0.2	4.2	0.2
Currency translation	0.2	—	(0.1)	—
End of period	$72.5	$9.1	$72.5	$9.1

	Three Months Ended June 29, 2019		Six Months Ended June 29, 2019
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$61.0	$4.7	$61.4	$4.3
Provision for credit losses	11.9	1.2	24.4	2.1
Charge-offs	(13.9)	(1.0)	(28.9)	(1.7)
Recoveries	2.0	0.2	4.0	0.3
Currency translation	(0.1)	(0.1)	—	—
End of period	$60.9	$5.0	$60.9	$5.0

Past due: Depending on the contract, payments for finance and contract receivables are due on a monthly or weekly basis. Weekly payments are converted into a monthly equivalent for purposes of calculating delinquency. Delinquencies are assessed at the end of each month following the monthly equivalent contractual payment due date. The entire receivable balance of a contract is considered delinquent when contractual payments become 30 days past due. Removal from delinquent status occurs when the cumulative amount of monthly contractual payments then due have been received by the company.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of June 27, 2020, and December 28, 2019, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.
The aging of finance and contract receivables as of June 27, 2020, and December 28, 2019, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
June 27, 2020:
Finance receivables	$9.5	$5.0	$15.5	$30.0	$1,691.3	$1,721.3	$12.0
Contract receivables	1.2	0.7	1.7	3.6	470.1	473.7	0.3

December 28, 2019:
Finance receivables	$19.7	$12.0	$21.4	$53.1	$1,642.4	$1,695.5	$17.2
Contract receivables	1.5	0.9	1.5	3.9	462.5	466.4	0.5

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
The amount of finance and contract receivables on nonaccrual status as of June 27, 2020, and December 28, 2019, is as follows:

(Amounts in millions)	June 27, 2020	December 28, 2019
Finance receivables	$9.8	$12.2
Contract receivables	2.3	2.2

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	June 27, 2020	December 28, 2019
Finished goods	$679.4	$661.0
Work in progress	58.6	57.1
Raw materials	130.5	126.8
Total FIFO value	868.5	844.9
Excess of current cost over LIFO cost	(84.5)	(84.5)
Total inventories – net	$784.0	$760.4

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 58% of total inventories as of both June 27, 2020 and December 28, 2019. The company accounts for its non-U.S. inventory on the FIFO method. As of June 27, 2020, approximately 31% of the company’s U.S. inventory was accounted for using the FIFO method and 69% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and six months ended June 27, 2020, or June 29, 2019.
Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the six months ended June 27, 2020, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 28, 2019	$286.2	$12.5	$615.1	$913.8
Currency translation	2.3	—	(0.3)	2.0
Acquisitions and related adjustments	—	—	8.7	8.7
Balance as of June 27, 2020	$288.5	$12.5	$623.5	$924.5

Goodwill of $924.5 million as of June 27, 2020, includes $5.6 million from the acquisition of certain assets of Sigmavision. During the second quarter of 2020, the purchase accounting valuations for the acquired net assets, including intangible assets, of Cognitran were completed, resulting in an increase in goodwill of $3.1 million. The goodwill from Sigmavision and Cognitran is included in the Repair Systems & Information Group. See Note 3 for additional information on acquisitions.
Additional disclosures related to other intangible assets are as follows:

	June 27, 2020		December 28, 2019
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$182.1	$(122.6)	$182.9	$(117.9)
Developed technology	19.5	(18.9)	19.8	(18.9)
Internally developed software	166.7	(122.1)	168.0	(125.4)
Patents	40.5	(24.2)	38.5	(23.7)
Trademarks	3.6	(2.1)	3.5	(2.1)
Other	7.2	(3.2)	7.3	(3.1)
Total	419.6	(293.1)	420.0	(291.1)
Non-amortized trademarks	114.5	—	115.0	—
Total other intangible assets	$534.1	$(293.1)	$535.0	$(291.1)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2020, and the testing did not result in any impairment. Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of June 27, 2020, the company had no accumulated impairment losses.
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
The aggregate amortization expense was $5.7 million and $11.4 million for the respective three and six months ended June 27, 2020, and $5.4 million and $10.8 million for the respective three and six months ended June 29, 2019. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $22.0 million in 2020, $19.5 million in 2021, $16.3 million in 2022, $13.5 million in 2023, $10.7 million in 2024, and $6.4 million in 2025.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7: Exit and Disposal Activities
Snap-on recorded costs for exit and disposal activities in the three and six month period ended June 27, 2020, as follows:

	Three Months Ended	Six Months Ended
(Amounts in millions)	June 27, 2020	June 27, 2020
Exit and disposal costs
Cost of goods sold:
Commercial & Industrial Group	$2.0	$6.4
Repair System & Information Group	—	0.7
Total cost of goods sold	$2.0	$7.1

Operating Expenses:
Snap-on Tools Group	$0.6	$0.6
Repair System & Information Group	1.4	3.8
Total operating expenses	$2.0	$4.4

Total exit and disposal costs:
Commercial & Industrial Group	$2.0	$6.4
Snap-on Tools Group	0.6	0.6
Repair System & Information Group	1.4	4.5
Total exit and disposal costs	$4.0	$11.5

Of the $4.0 million and $11.5 million of costs incurred in the respective three and six month periods ended June 27, 2020, $3.9 million and $11.4 million, respectively, qualified for accrual treatment. Costs associated with exit and disposal activities in the first three and six months of 2020 primarily related to headcount reductions from the ongoing optimization of the company’s cost structure in Europe and various other management and realignment actions.
Snap-on’s exit and disposal accrual activity for the second quarter of 2020 is as follows:

	Balance at	First Quarter		Balance at	Second Quarter		Balance at
(Amounts in millions)	December 28, 2019	Provision	Usage	March 28, 2020	Provision	Usage	June 27, 2020
Severance costs:
Commercial & Industrial Group	$—	$4.4	$—	$4.4	$2.0	$—	$6.4
Snap-on Tools Group	—	—	—	—	0.6	—	0.6
Repair System & Information Group	—	3.1	—	3.1	1.3	—	4.4
Total	$—	$7.5	$—	$7.5	$3.9	$—	$11.4

As of June 27, 2020, the company expects that approximately $9.3 million of the $11.4 million exit and disposal accrual will be utilized in the balance of 2020, and the remainder will extend into 2021, primarily for longer-term severance payments.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 24.2% and 23.9% in the first six months of 2020 and 2019, respectively.
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

Note 9: Short-term and Long-term Debt
Short-term and long-term debt as of June 27, 2020, and December 28, 2019, consisted of the following:

(Amounts in millions)	June 27, 2020	December 28, 2019
6.125% unsecured notes due 2021	$250.0	$250.0
3.25% unsecured notes due 2027	300.0	300.0
4.10% unsecured notes due 2048	400.0	400.0
3.10% unsecured notes due 2050	500.0	—
Other*	(1.2)	199.8
	1,448.8	1,149.8
Less: notes payable
Commercial paper borrowings	—	(193.6)
Other notes	(12.1)	(9.3)
	(12.1)	(202.9)
Total long-term debt	$1,436.7	$946.9

*	Includes the net effects of debt amortization costs and fair value adjustments of interest rate swaps.
Notes payable of $12.1 million as of June 27, 2020, represented other notes. As of 2019 year end, notes payable of $202.9 million included $193.6 million of commercial paper borrowings and $9.3 million of other notes.
On April 30, 2020, Snap-on sold, at a discount, $500 million of unsecured 3.10% notes that mature on May 1, 2050 (the “2050 Notes”). Interest on the 2050 Notes accrues at a rate of 3.10% and is paid semi-annually beginning November 1, 2020. Snap-on used the $489.9 million net proceeds from the sale of the 2050 Notes, reflecting $4.4 million of transaction costs, for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of June 27, 2020. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of June 27, 2020, the company’s actual ratios of 0.17 and 0.86 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Swaps: Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The change in fair value of the designated and qualifying derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of both June 27, 2020 and December 28, 2019.
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
In the second quarter of 2020, Snap-on entered into a $300 million treasury lock to manage changes in interest rates in anticipation of the issuance of fixed rate debt. Snap-on settled the $300 million treasury lock in conjunction with the April 2020 issuance of the 2050 Notes. The $1.4 million gain on the settlement of the treasury lock was recorded in Accumulated OCI and is being amortized over the term of the 2050 Notes and recognized as an adjustment to interest expense on the Condensed Consolidated Statements of Earnings.
There were no treasury locks outstanding as of both June 27, 2020, and December 28, 2019.
Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of June 27, 2020, Snap-on had equity forwards in place intended to manage market risk with respect to 117,000 shares of Snap-on common stock associated with its deferred compensation plans.
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
Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	June 27, 2020		December 28, 2019
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,648.8	$1,970.3	$1,633.6	$1,920.6
Contract receivables – net	464.6	515.8	460.8	505.5
Long-term debt and notes payable	1,448.8	1,590.5	1,149.8	1,238.8

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

Note 11: Pension Plans
Snap-on’s net periodic pension cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$6.6	$5.8	$13.5	$11.8
Interest cost	12.3	14.1	24.4	28.2
Expected return on plan assets	(23.7)	(23.1)	(47.4)	(45.5)
Amortization of unrecognized loss	8.8	6.3	17.2	12.5
Amortization of prior service credit	—	(0.2)	—	(0.4)
Net periodic pension cost	$4.0	$2.9	$7.7	$6.6
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
Note 12: Postretirement Health Care Plans
Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Interest cost	$0.3	$0.5	$0.7	$1.0
Expected return on plan assets	(0.1)	(0.2)	(0.3)	(0.4)
Amortization of unrecognized gain	—	(0.2)	—	(0.4)
Net periodic postretirement health care cost	$0.2	$0.1	$0.4	$0.2

The components of net periodic postretirement health care cost are included in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 17 for additional information on other income (expense) - net.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan continue in accordance with their terms. As of June 27, 2020, the 2011 Plan had 1,424,015 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.
Net stock-based compensation expense was $5.8 million and $6.9 million for the respective three and six months ended June 27, 2020, and $6.8 million and $14.1 million for the respective three and six months ended June 29, 2019. Cash received from stock purchase and option plan exercises during the respective three and six months ended June 27, 2020, totaled $12.3 million and $13.8 million. Cash received from stock purchase and option plan exercises during the respective three and six months ended June 29, 2019, totaled $19.8 million and $24.6 million. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $0.8 million and $2.3 million for the respective three and six months ended June 27, 2020, and $1.9 million and $4.6 million for the respective three and six months ended June 29, 2019.

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
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the six months ended June 27, 2020, and June 29, 2019, using the Black-Scholes valuation model:

	Six Months Ended
	June 27, 2020	June 29, 2019
Expected term of option (in years)	5.53	5.53
Expected volatility factor	21.67%	21.30%
Expected dividend yield	2.78%	1.79%
Risk-free interest rate	1.50%	2.54%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of stock option activity as of and for the six months ended June 27, 2020, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 28, 2019	3,114	$135.60
Granted	459	155.34
Exercised	(60)	65.96
Forfeited or expired	(13)	161.36
Outstanding at June 27, 2020	3,500	139.31	6.2	$38.9
Exercisable at June 27, 2020	2,590	133.28	5.2	38.9

*	Weighted-average
The weighted-average grant date fair value of options granted during the six months ended June 27, 2020, and June 29, 2019, was $22.95 and $29.98, respectively. The intrinsic value of options exercised was $3.3 million and $4.7 million during the respective three and six months ended June 27, 2020, and $7.4 million and $12.3 million during the respective three and six months ended June 29, 2019. The fair value of stock options vested was $14.6 million and $15.7 million during the respective six months ended June 27, 2020, and June 29, 2019.

As of June 27, 2020, there was $19.5 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.
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
The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of performance awards granted during the six months ended June 27, 2020, and June 29, 2019, was $155.34 and $155.92, respectively. PSUs related to 21,184 shares and 32,114 shares were paid out during the respective six months ended June 27, 2020, and June 29, 2019. Earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes to the company’s non-vested performance awards during the six months ended June 27, 2020, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at December 28, 2019	98	$158.94
Granted	82	155.34
Vested	—	—
Cancellations and other	(74)	157.49
Non-vested performance awards at June 27, 2020	106	157.17

*	Weighted-average
As of June 27, 2020, there was $8.8 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

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
The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the six months ended June 27, 2020, and June 29, 2019, using the Black-Scholes valuation model:

	Six Months Ended
	June 27, 2020	June 29, 2019
Expected term of stock-settled SARs (in years)	3.75	3.65
Expected volatility factor	22.50%	22.60%
Expected dividend yield	2.78%	1.81%
Risk-free interest rate	1.42%	2.48%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes to the company’s stock-settled SARs during the six months ended June 27, 2020, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 28, 2019	450	$149.18
Granted	92	155.34
Exercised	(1)	94.93
Forfeited or expired	(6)	130.68
Outstanding at June 27, 2020	535	150.56	7.0	$1.4
Exercisable at June 27, 2020	355	147.56	6.0	1.4

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the six months ended June 27, 2020, and June 29, 2019, was $21.31 and $26.45, respectively. The intrinsic value of stock-settled SARs exercised was zero during both the three and six months ended June 27, 2020, and June 29, 2019. The fair value of stock-settled SARs vested was $2.3 million and $2.1 million during the respective six months ended June 27, 2020, and June 29, 2019.
As of June 27, 2020, there was $3.5 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.
The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the six months ended June 27, 2020, and June 29, 2019, using the Black-Scholes valuation model:

	Six Months Ended
	June 27, 2020	June 29, 2019
Expected term of cash-settled SARs (in years)	3.43	3.34
Expected volatility factor	32.04%	22.52%
Expected dividend yield	3.23%	1.87%
Risk-free interest rate	0.19%	1.71%
The intrinsic value of cash-settled SARs exercised was $0.1 million and $0.2 million during the respective three and six months ended June 27, 2020, and $0.2 million and $0.5 million during the respective three and six months ended June 29, 2019. The fair value of cash-settled SARs vested was zero and $0.1 million during the respective six months ended June 27, 2020, and June 29, 2019.
Changes to the company’s non-vested cash-settled SARs during the six months ended June 27, 2020, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at December 28, 2019	2	$25.96
Granted	1	17.42
Vested	(1)	14.58
Non-vested cash-settled SARs at June 27, 2020	2	16.91

*	Weighted-average

As of June 27, 2020, there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Restricted Stock Awards – Non-employee Directors: The company awarded 7,380 shares and 7,605 shares of restricted stock to non-employee directors for the respective six months ended June 27, 2020, and June 29, 2019. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.
Note 14: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Weighted-average common shares outstanding	54,413,820	55,253,253	54,468,839	55,383,887
Effect of dilutive securities	378,730	787,231	451,621	788,934
Weighted-average common shares outstanding, assuming dilution	54,792,550	56,040,484	54,920,460	56,172,821

The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of June 27, 2020, there were 3,238,975 awards outstanding that were anti-dilutive; as of June 29, 2019, there were 1,223,467 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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
Snap-on’s product warranty accrual activity for the three and six months ended June 27, 2020, and June 29, 2019, is as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Warranty reserve:
Beginning of period	$17.2	$17.3	$17.3	$17.1
Additions	2.3	4.7	6.0	8.7
Usage	(2.3)	(4.2)	(6.1)	(8.0)
End of period	$17.2	$17.8	$17.2	$17.8

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Leases

Lessee Accounting: Supplemental balance sheet information related to leases as of June 27, 2020, and December 28, 2019 is as follows:

(Amounts in millions)	June 27, 2020	December 28, 2019
Finance leases:
Property and equipment - gross	$9.8	$9.2
Accumulated depreciation and amortization	(2.3)	(1.5)
Property and equipment - net	$7.5	$7.7

Other accrued liabilities	$2.9	$2.8
Other long-term liabilities	8.9	10.0
Total finance lease liabilities	$11.8	$12.8

Operating leases:
Operating lease right-of-use assets	$50.2	$55.6

Other accrued liabilities	$18.1	$19.5
Operating lease liabilities	33.4	37.5
Total operating lease liabilities	$51.5	$57.0

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
See Note 4 for further information on finance and contract receivables.
Note 17: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Interest income	$0.3	$0.3	$0.7	$0.7
Net foreign exchange loss	(0.7)	(1.0)	(2.6)	(2.5)
Net periodic pension and postretirement benefits – non-service	2.4	2.8	5.4	5.0
Other	—	—	—	0.4
Total other income (expense) – net	$2.0	$2.1	$3.5	$3.6

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18: Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended June 27, 2020:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of March 28, 2020	$(295.4)	$10.3	$(324.8)	$(609.9)
Other comprehensive income before reclassifications	87.8	1.4	—	89.2
Amounts reclassified from Accumulated OCI	—	(0.4)	6.7	6.3
Net other comprehensive income	87.8	1.0	6.7	95.5
Balance as of June 27, 2020	$(207.6)	$11.3	$(318.1)	$(514.4)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the six months ended June 27, 2020:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 28, 2019	$(187.4)	$10.7	$(331.2)	$(507.9)
Other comprehensive income (loss) before reclassifications	(20.2)	1.4	—	(18.8)
Amounts reclassified from Accumulated OCI	—	(0.8)	13.1	12.3
Net other comprehensive income (loss)	(20.2)	0.6	13.1	(6.5)
Balance as of June 27, 2020	$(207.6)	$11.3	$(318.1)	$(514.4)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended June 29, 2019:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of March 30, 2019	$(170.3)	$11.8	$(337.9)	$(496.4)
Other comprehensive loss before reclassifications	(8.4)	—	—	(8.4)
Amounts reclassified from Accumulated OCI	—	(0.3)	4.4	4.1
Net other comprehensive income (loss)	(8.4)	(0.3)	4.4	(4.3)
Balance as of June 29, 2019	$(178.7)	$11.5	$(333.5)	$(500.7)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the six months ended June 29, 2019:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 29, 2018	$(177.9)	$12.2	$(296.5)	$(462.2)
Impact of the Tax Cuts and Jobs Act on Accumulated Other Comprehensive Income (ASU No. 2018-02)	—	—	(45.9)	(45.9)
Balance at December 30, 2018	(177.9)	12.2	(342.4)	(508.1)
Other comprehensive loss before reclassifications	(0.8)	—	—	(0.8)
Amounts reclassified from Accumulated OCI	—	(0.7)	8.9	8.2
Net other comprehensive income (loss)	(0.8)	(0.7)	8.9	7.4
Balance as of June 29, 2019	$(178.7)	$11.5	$(333.5)	$(500.7)

The reclassifications out of Accumulated OCI for the three and six month periods ended June 27, 2020, and June 29, 2019, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	Statement of Earnings Presentation
(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.4	$0.3	$0.8	$0.7	Interest expense
Income tax expense	—	—	—	—	Income tax expense
Net of tax	0.4	0.3	0.8	0.7

Amortization of net unrecognized losses and prior service credits	(8.8)	(5.9)	(17.2)	(11.7)	See footnote below*
Income tax benefit	2.1	1.5	4.1	2.8	Income tax expense
Net of tax	(6.7)	(4.4)	(13.1)	(8.9)
Total reclassifications for the period, net of tax	$(6.3)	$(4.1)	$(12.3)	$(8.2)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 11 and Note 12 for further information.

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
Financial Data by Segment:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales:
Commercial & Industrial Group	$261.9	$335.0	$561.8	$657.5
Snap-on Tools Group	323.3	405.8	699.2	816.0
Repair Systems & Information Group	245.0	348.9	559.6	676.8
Segment net sales	830.2	1,089.7	1,820.6	2,150.3
Intersegment eliminations	(105.9)	(138.4)	(244.1)	(277.3)
Total net sales	724.3	951.3	1,576.5	1,873.0
Financial Services revenue	84.6	84.1	170.5	169.7
Total revenues	$808.9	$1,035.4	$1,747.0	$2,042.7
Operating earnings:
Commercial & Industrial Group	$22.9	$48.9	$54.4	$95.4
Snap-on Tools Group	38.4	71.3	87.0	138.5
Repair Systems & Information Group	50.6	88.6	127.9	172.2
Financial Services	57.6	60.6	114.5	122.7
Segment operating earnings	169.5	269.4	383.8	528.8
Corporate	(20.8)	(18.9)	(39.3)	(28.8)
Operating earnings	148.7	250.5	344.5	500.0
Interest expense	(13.4)	(12.4)	(24.8)	(24.9)
Other income (expense) – net	2.0	2.1	3.5	3.6
Earnings before income taxes and equity earnings	$137.3	$240.2	$323.2	$478.7

(Amounts in millions)	June 27, 2020	December 28, 2019
Assets:
Commercial & Industrial Group	$1,112.8	$1,138.8
Snap-on Tools Group	783.5	827.4
Repair Systems & Information Group	1,345.5	1,381.9
Financial Services	2,129.2	2,104.0
Total assets from reportable segments	5,371.0	5,452.1
Corporate	796.1	303.1
Elimination of intersegment receivables	(53.6)	(61.7)
Total assets	$6,113.5	$5,693.5

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward-Looking Statements:
Statements in this document that are not historical facts, including statements that: (i) are in the future tense; (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (iii) are specifically identified as forward-looking; or (iv) describe Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, the factors discussed in its Annual Report on Form 10-K for the fiscal year ended December 28, 2019, and in Part II, Item 1A. Risk Factors in its quarterly report on Form 10-Q for the quarterly period ended March 28, 2020, and those discussed in this document, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.
These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks include the evolving impact and unknown duration of the coronavirus (COVID-19) pandemic, which has the potential to amplify the impact of the other risks facing the company. These risks also include governmental actions related thereto on Snap-on’s business, as well as uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the effects of external negative factors, including adverse developments in world financial markets, developments related to tariffs and other trade issues or disputes, weakness in certain areas of the global economy (including as a result of the United Kingdom’s exit from the European Union and the COVID-19 pandemic), and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates, laws and regulations, and the impact of energy and raw material supply and pricing, including steel (as a result of U.S. tariffs imposed on certain steel imports or otherwise) and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and its ongoing implementation or reform), continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation, regulations or government-related developments or issues, risks associated with data security and technological systems and protections, potential reputational damages and costs related to litigation as well as an inability to assure that costs will be reduced or eliminated on appeal, the impact of changes in financial accounting standards, and other world or local events outside Snap-on’s control, including terrorist disruptions and other outbreaks of infectious diseases. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.
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

Recent Acquisitions
On January 31, 2020, Snap-on acquired substantially all of the assets of the TreadReader product line from Sigmavision Limited (“Sigmavision”) for a cash purchase price of $5.9 million. Sigmavision designs and manufactures handheld devices and drive-over ramps that provide tire information for use in the automotive industry. The acquisition enhances and expands Snap-on’s existing capabilities in serving vehicle repair facilities and will expand the company’s presence with repair shop owners and managers.
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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Impact of COVID-19

During the second quarter of 2020, the COVID-19 pandemic and associated government measures to limit the spread of the virus heavily impacted Snap-on’s sales and earnings, and as anticipated resulted in substantially lower performance in the period as compared to a year ago. Moving through the quarter, the company accommodated its operations to the virus environment, implementing appropriate measures to ensure the health and safety of its personnel, continuing without disruption to serve its franchisees and other professional customers performing essential work. In turn, Snap-on provided assistance to its franchisees with their accommodations of the turbulence to enable continued service to technicians. As a result, the impact of the virus on our operations lessened as we moved through the quarter from April to May to June. During this period, the company has invested in offsetting the virus impact, including absorbing temporary closures of certain facilities, wages for quarantined associates, event cancellation fees, as well as other related costs (collectively “direct COVID-19-related costs” or “direct costs associated with COVID-19”)
. Snap-on has generally maintained its headcount, manufacturing capacity and product development, in anticipation of the return to pre-COVID-19 demand levels.
The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. See Part II, Item 1A, Risk Factors in Snap-on’s 2020 first quarter Form 10-Q, for an additional discussion of risks related to COVID-19.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
RESULTS OF OPERATIONS
Results of operations for the three months ended June 27, 2020, and June 29, 2019, are as follows:

	Three Months Ended
(Amounts in millions)	June 27, 2020		June 29, 2019		Change
Net sales	$724.3	100.0%	$951.3	100.0%	$(227.0)	(23.9)%
Cost of goods sold	(383.1)	(52.9)%	(477.5)	(50.2)%	94.4	19.8%
Gross profit	341.2	47.1%	473.8	49.8%	(132.6)	(28.0)%
Operating expenses	(250.1)	(34.5)%	(283.9)	(29.8)%	33.8	11.9%
Operating earnings before financial services	91.1	12.6%	189.9	20.0%	(98.8)	(52.0)%

Financial services revenue	84.6	100.0%	84.1	100.0%	0.5	0.6%
Financial services expenses	(27.0)	(31.9)%	(23.5)	(27.9)%	(3.5)	(14.9)%
Operating earnings from financial services	57.6	68.1%	60.6	72.1%	(3.0)	(5.0)%

Operating earnings	148.7	18.4%	250.5	24.2%	(101.8)	(40.6)%
Interest expense	(13.4)	(1.6)%	(12.4)	(1.2)%	(1.0)	(8.1)%
Other income (expense) – net	2.0	0.2%	2.1	0.2%	(0.1)	(4.8)%
Earnings before income taxes and equity earnings	137.3	17.0%	240.2	23.2%	(102.9)	(42.8)%
Income tax expense	(31.9)	(4.0)%	(55.6)	(5.4)%	23.7	42.6%
Earnings before equity earnings	105.4	13.0%	184.6	17.8%	(79.2)	(42.9)%
Equity earnings, net of tax	0.5	0.1%	0.3	0.1%	0.2	66.7%
Net earnings	105.9	13.1%	184.9	17.9%	(79.0)	(42.7)%
Net earnings attributable to noncontrolling interests	(4.7)	(0.6)%	(4.5)	(0.5)%	(0.2)	(4.4)%
Net earnings attributable to Snap-on Inc.	$101.2	12.5%	$180.4	17.4%	$(79.2)	(43.9)%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $724.3 in the second quarter of 2020, reflecting a $214.9 million, or 22.9%, decrease in organic sales and $14.4 million of unfavorable foreign currency translation, partially offset by $2.3 million of acquisition-related sales, compared to $951.3 million in 2019. The decline in sales volume primarily reflects the impact of the COVID-19 pandemic in the second quarter of 2020.

Gross profit of $341.2 million in the second quarter of 2020, including $3.1 million of direct costs associated with COVID-19, $2.0 million of exit and disposal (“restructuring”) costs and $7.8 million of unfavorable foreign currency effects, compared to $473.8 million in 2019. Gross margin (gross profit as a percentage of net sales) of 47.1% in the quarter declined 270 basis points (100 basis points (“bps”) equals 1.0 percent) from last year primarily due to the impact of lower sales volumes, including costs to maintain manufacturing capacity, 40 bps of direct costs associated with COVID-19, 30 bps from costs related to restructuring actions outside of the United States and 10 bps of unfavorable foreign currency effects. These decreases in gross margin were partially offset by benefits from the company’s “Rapid Continuous Improvement” or “RCI” initiatives.
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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating expenses of $250.1 million in the second quarter of 2020, including $2.7 million of direct costs associated with COVID-19 and $2.0 million of restructuring charges, compared to $283.9 million in 2019. The operating expense margin (operating expenses as a percentage of net sales) of 34.5% increased 470 bps from last year primarily due to lower sales volumes, 40 bps of direct costs associated with COVID-19, 20 bps from costs related to restructuring actions and 10 bps of unfavorable foreign currency effects. These items were partially offset by savings from cost containment actions in response to lower sales volumes.
Operating earnings before financial services of $91.1 million in the second quarter of 2020, including $5.8 million of direct costs associated with COVID-19, $4.0 million of restructuring charges and $3.8 million of unfavorable foreign currency effects, compared to $189.9 million in the second quarter of 2019. As a percentage of net sales, operating earnings before financial services of 12.6%, including 80 bps of direct costs associated with COVID-19, 50 bps of costs from restructuring actions and 20 bps of unfavorable foreign currency effects, compared to 20.0% last year.
Financial services revenue of $84.6 million in the second quarter of 2020 compared to $84.1 million last year. Financial services operating earnings of $57.6 million in the period, including $0.3 million of unfavorable foreign currency effects, compared to $60.6 million last year.
Operating earnings of $148.7 million in the second quarter of 2020, including $5.8 million of direct costs associated with COVID-19, $4.0 million of restructuring charges and $4.1 million of unfavorable foreign currency effects, compared to $250.5 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 18.4% in the quarter, including 70 bps of direct costs associated with COVID-19, 50 bps of costs from restructuring actions and 20 bps of unfavorable foreign currency effects, compared to 24.2% last year.
Interest expense in the second quarter of 2020 increased $1.0 million compared to last year. See Note 9 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 17 to the Condensed Consolidated Financial Statements for information on Other income (expense) – net.
Snap-on’s 2020 second quarter effective income tax rate on earnings attributable to Snap-on was 24.1%, which includes a 20 bps increase related to the restructuring actions. The 2019 effective income tax rate was 23.6%. See Note 8 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on in the second quarter of 2020 of $101.2 million, or $1.85 per diluted share, includes a $3.3 million, or $0.06 per diluted share, after-tax charge related to restructuring actions. Net earnings attributable to Snap-on in the second quarter of 2019 were $180.4 million, or $3.22 per diluted share.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Results of operations for the six months ended June 27, 2020, and June 29, 2019, are as follows:

	Six Months Ended
(Amounts in millions)	June 27, 2020		June 29, 2019		Change
Net sales	$1,576.5	100.0%	$1,873.0	100.0%	$(296.5)	(15.8)%
Cost of goods sold	(813.7)	(51.6)%	(927.6)	(49.5)%	113.9	12.3%
Gross profit	762.8	48.4%	945.4	50.5%	(182.6)	(19.3)%
Operating expenses	(532.8)	(33.8)%	(568.1)	(30.4)%	35.3	6.2%
Operating earnings before financial services	230.0	14.6%	377.3	20.1%	(147.3)	(39.0)%

Financial services revenue	170.5	100.0%	169.7	100.0%	0.8	0.5%
Financial services expenses	(56.0)	(32.8)%	(47.0)	(27.7)%	(9.0)	(19.1)%
Operating earnings from financial services	114.5	67.2%	122.7	72.3%	(8.2)	(6.7)%

Operating earnings	344.5	19.7%	500.0	24.5%	(155.5)	(31.1)%
Interest expense	(24.8)	(1.4)%	(24.9)	(1.2)%	0.1	0.4%
Other income (expense) – net	3.5	0.2%	3.6	0.1%	(0.1)	(2.8)%
Earnings before income taxes and equity earnings	323.2	18.5%	478.7	23.4%	(155.5)	(32.5)%
Income tax expense	(75.8)	(4.3)%	(112.5)	(5.5)%	36.7	32.6%
Earnings before equity earnings	247.4	14.2%	366.2	17.9%	(118.8)	(32.4)%
Equity earnings, net of tax	0.5	—	0.8	0.1%	(0.3)	(37.5)%
Net earnings	247.9	14.2%	367.0	18.0%	(119.1)	(32.5)%
Net earnings attributable to noncontrolling interests	(9.5)	(0.6)%	(8.7)	(0.5)%	(0.8)	(9.2)%
Net earnings attributable to Snap-on Inc.	$238.4	13.6%	$358.3	17.5%	$(119.9)	(33.5)%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $1,576.5 in the first six months of 2020, reflecting a $277.6 million, or 15.0%, decrease in organic sales and $24.7 million of unfavorable foreign currency translation, partially offset by $5.8 million of acquisition-related sales, compared to $1,873.0 million in 2019. The decline in sales volume primarily reflects the impact associated with the COVID-19 pandemic in the first six months of 2020.

Gross profit of $762.8 million in the first six months of 2020, including $7.1 million of restructuring costs, $4.6 million of direct costs associated with COVID-19, and $13.9 million of unfavorable foreign currency effects, compared to $945.4 million in 2019. Gross margin of 48.4% in the first six months of 2020 declined 210 basis points from last year primarily due to the impact of lower sales volumes, including costs to maintain manufacturing capacity, 40 bps from costs related to restructuring actions outside of the United States, 30 bps of direct costs associated with COVID-19 and 10 bps of unfavorable foreign currency effects. These decreases in gross margins were partially offset by benefits from the company’s RCI initiatives.

Operating expenses of $532.8 million in the first six months of 2020, including $4.4 million of restructuring charges and $3.0 million of direct costs associated with COVID-19, compared to $568.1 million in 2019. Operating expenses in the first six months of 2019 included an $11.6 million benefit related to a legal settlement in a patent-related litigation matter that was being appealed (the “legal settlement”). The operating expense margin of 33.8% increased 340 bps from last year primarily due to lower sales volumes, 60 bps of a non-recurring benefit in 2019 from the legal settlement, 30 bps from costs related to restructuring actions, 20 bps of direct costs associated from COVID-19 and 10 bps of unfavorable foreign currency effects. These items were partially offset by savings from cost containment actions in response to lower sales volumes.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating earnings before financial services of $230.0 million in the first six months of 2020, including $11.5 million of restructuring charges, $7.6 million of direct costs associated with COVID-19 and $7.1 million of unfavorable foreign currency effects, compared to $377.3 million in the first six months of 2019, which benefited from the $11.6 million legal settlement. As a percentage of net sales, operating earnings before financial services of 14.6%, including 70 bps of costs from restructuring actions, 50 bps of direct costs associated with COVID-19 and 20 bps of unfavorable foreign currency effects, compared to 20.1% last year, which included 60 bps of non-recurring benefit from the legal settlement.
Financial services revenue of $170.5 million in the first six months of 2020 compared to $169.7 million last year. Financial services operating earnings of $114.5 million in the first six months of 2020, including $2.6 million of higher credit reserve requirements associated with the impact of the COVID-19 pandemic recorded in the first quarter of 2020, and $0.5 million of unfavorable foreign currency effects, compared to $122.7 million last year.
Operating earnings of $344.5 million in the first six months of 2020, including $11.5 million of restructuring charges, $7.6 million of direct costs associated with COVID-19 and $7.6 million of unfavorable foreign currency effects, compared to $500.0 million last year, which included the benefit from the $11.6 million legal settlement. As a percentage of revenues, operating earnings of 19.7% in the first six months of 2020, including 70 bps of costs from restructuring actions, 50 bps of direct costs associated with COVID-19 and 20 bps of unfavorable foreign currency effects, compared to 24.5% last year, which included 60 bps of non-recurring benefit from the legal settlement.
Interest expense in the first six months of 2020 decreased $0.1 million compared to last year. See Note 9 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 17 to the Condensed Consolidated Financial Statements for information on Other income (expense) – net.
In the first six months of 2020, Snap-on’s effective income tax rate on earnings attributable to Snap-on was 24.2%, which includes a 20 bps increase related to the restructuring actions. The 2019 effective income tax rate was 23.9%. See Note 8 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on in the first six months of 2020 of $238.4 million, or $4.34 per diluted share, includes a $9.3 million, or $0.17 per diluted share, after-tax charge related to restructuring actions. Net earnings attributable to Snap-on in the first six months of 2019 were $358.3 million, or $6.38 per diluted share, included an $8.7 million, or $0.15 per diluted share, after-tax benefit from the legal settlement.
Exit and Disposal Activities
Snap-on recorded costs of $4.0 million and $11.5 million for exit and disposal activities outside of the United States in the respective three and six month periods ended June 27, 2020. There were no restructuring costs recorded for the three and six month periods ended June 29, 2019. See Note 7 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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
Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	June 27, 2020		June 29, 2019		Change
External net sales	$204.5	78.1%	$263.0	78.5%	$(58.5)	(22.2)%
Intersegment net sales	57.4	21.9%	72.0	21.5%	(14.6)	(20.3)%
Segment net sales	261.9	100.0%	335.0	100.0%	(73.1)	(21.8)%
Cost of goods sold	(171.7)	(65.6)%	(205.8)	(61.4)%	34.1	16.6%
Gross profit	90.2	34.4%	129.2	38.6%	(39.0)	(30.2)%
Operating expenses	(67.3)	(25.7)%	(80.3)	(24.0)%	13.0	16.2%
Segment operating earnings	$22.9	8.7%	$48.9	14.6%	$(26.0)	(53.2)%

Segment net sales of $261.9 million in the second quarter of 2020, reflecting a $66.2 million, or 20.2%, organic sales decline and $6.9 million of unfavorable foreign currency translation, compared to $335.0 million in the second quarter of 2019. The organic sales decrease includes mid-teen declines in both sales to customers in critical industries and in the segment’s power tools operation.
Segment gross margin in the second quarter of 2020 of 34.4% declined 420 bps from last year primarily due to the impact of lower sales volumes, including lower utilization of manufacturing capacity, 80 bps from $2.0 million of costs related to restructuring actions in the segment’s European-based hand tools business, 70 bps of direct COVID-19-related costs and 50 bps of unfavorable foreign currency effects. These items were partially offset by material cost savings and benefits from the company’s RCI initiatives.
Segment operating expense margin in the second quarter of 2020 of 25.7% increased 170 bps as compared to last year primarily due to the impact of lower sales volumes and 50 bps for direct costs associated with COVID-19. These costs were partially offset by savings from cost containment actions.
As a result of these factors, segment operating earnings of $22.9 million in the second quarter of 2020, including $3.0 million of direct costs associated with COVID-19, $2.0 million of restructuring charges and $1.9 million of unfavorable foreign currency effects, compared to $48.9 million in the second quarter of 2019. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 8.7% in the second quarter of 2020 compared to 14.6% in 2019.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

	Six Months Ended
(Amounts in millions)	June 27, 2020		June 29, 2019		Change
External net sales	$431.5	76.8%	$512.5	77.9%	$(81.0)	(15.8)%
Intersegment net sales	130.3	23.2%	145.0	22.1%	(14.7)	(10.1)%
Segment net sales	561.8	100.0%	657.5	100.0%	(95.7)	(14.6)%
Cost of goods sold	(361.1)	(64.3)%	(398.0)	(60.5)%	36.9	9.3%
Gross profit	200.7	35.7%	259.5	39.5%	(58.8)	(22.7)%
Operating expenses	(146.3)	(26.0)%	(164.1)	(25.0)%	17.8	10.8%
Segment operating earnings	$54.4	9.7%	$95.4	14.5%	$(41.0)	(43.0)%

Segment net sales of $561.8 million in the first six months of 2020, reflecting an $84.2 million, or 13.0%, organic sales decline and $12.2 million of unfavorable foreign currency translation, partially offset by $0.7 million of acquisition-related sales, compared to $657.5 million in the first six months of 2019. The organic sales decrease primarily includes double-digit declines in sales in both the European-based hand tools business and Asia Pacific operations and a high single-digit decline in sales to customers in critical industries.
Segment gross margin of 35.7% in the first six months of 2020 declined 380 bps from last year primarily due to the impact of lower sales volumes, including lower utilization of manufacturing capacity, 110 bps from $6.4 million of costs related to restructuring actions in the segment’s European-based hand tools business, 60 bps for direct COVID-19-related costs and 30 bps of unfavorable foreign currency effects. These items were partially offset by material cost savings and by RCI initiatives.
Segment operating expense margin in the first six months of 2020 of 26.0% compared to 25.0% in the first six months of 2019. The 100 bps increase is primarily due to the impact of lower sales volumes and 20 bps for direct costs associated with COVID-19, partially offset by savings from cost containment actions.
As a result of these factors, segment operating earnings of $54.4 million in the first six months of 2020, including $6.4 million of restructuring charges, $4.7 million of direct costs associated with COVID-19 and $3.1 million of unfavorable foreign currency effects, compared to $95.4 million in the first six months of 2019. Operating margin for the Commercial & Industrial Group of 9.7% in 2020 compared to 14.5% in 2019.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	June 27, 2020		June 29, 2019		Change
Segment net sales	$323.3	100.0%	$405.8	100.0%	$(82.5)	(20.3)%
Cost of goods sold	(188.5)	(58.3)%	(222.9)	(54.9)%	34.4	15.4%
Gross profit	134.8	41.7%	182.9	45.1%	(48.1)	(26.3)%
Operating expenses	(96.4)	(29.8)%	(111.6)	(27.5)%	15.2	13.6%
Segment operating earnings	$38.4	11.9%	$71.3	17.6%	$(32.9)	(46.1)%

Segment net sales of $323.3 million in the second quarter of 2020, reflecting a $79.2 million, or 19.7%, organic sales decline and $3.3 million of unfavorable foreign currency translation, compared to $405.8 million in the second quarter of 2019. The organic sales decrease reflects a mid-teen decline in the U.S. franchise operations and a nearly 40% decrease in the segment’s international operations.
Segment gross margin in the second quarter of 41.7% declined 340 bps from last year primarily due to lower sales volumes, including costs to maintain manufacturing capacity, 30 bps of direct COVID-19-related costs and 20 bps of unfavorable foreign currency effects.
Segment operating expense margin in the second quarter of 2020 of 29.8% increased 230 bps from last year primarily due to the impact of lower sales volumes, 30 bps of direct costs associated with COVID-19 and 20 bps from $0.6 million of restructuring actions in Europe, partially offset by savings from cost containment actions.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
As a result of these factors, segment operating earnings of $38.4 million in the second quarter of 2020, including $1.9 million of direct costs associated with COVID-19, $0.6 million of restructuring charges and $1.1 million of unfavorable foreign currency effects, compared to $71.3 million in 2019. Operating margin for the Snap-on Tools Group of 11.9% in the second quarter of 2020, compared to 17.6% last year.

	Six Months Ended
(Amounts in millions)	June 27, 2020		June 29, 2019		Change
Segment net sales	$699.2	100.0%	$816.0	100.0%	$(116.8)	(14.3)%
Cost of goods sold	(404.0)	(57.8)%	(450.0)	(55.1)%	46.0	10.2%
Gross profit	295.2	42.2%	366.0	44.9%	(70.8)	(19.3)%
Operating expenses	(208.2)	(29.8)%	(227.5)	(27.9)%	19.3	8.5%
Segment operating earnings	$87.0	12.4%	$138.5	17.0%	$(51.5)	(37.2)%

Segment net sales of $699.2 million in the first six months of 2020, reflecting a $111.0 million, or 13.7%, organic sales decline and $5.8 of unfavorable foreign currency translation, compared to $816.0 million in the first six months of 2019. The organic sales decrease reflects a low-teen decline in the U.S. franchise operations and an approximately 25% decline in the segment’s international operations.
Segment gross margin in the first six months of 2020 of 42.2% declined 270 bps from last year primarily due to the impact of lower sales volumes, including costs to maintain manufacturing capacity, 30 bps of unfavorable foreign currency effects and 10 bps of direct COVID-19-related costs.
Segment operating expense margin in the first six months of 2020 of 29.8% increased 190 bps primarily due to the impact of lower sales volumes, 20 bps of direct costs associated with COVID-19 and 10 bps from $0.6 million of restructuring actions in Europe, partially offset by savings from cost containment actions.
As a result of these factors, segment operating earnings of $87.0 million in the first six months of 2020, including $1.9 million of direct costs associated with COVID-19, $0.6 million of restructuring charges and $2.5 million of unfavorable foreign currency effects, compared to $138.5 million in 2019. Operating margin for the Snap-on Tools Group of 12.4% in the first six months of 2020 compared to 17.0% last year.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	June 27, 2020		June 29, 2019		Change
External net sales	$196.5	80.2%	$282.5	81.0%	$(86.0)	(30.4)%
Intersegment net sales	48.5	19.8%	66.4	19.0%	(17.9)	(27.0)%
Segment net sales	245.0	100.0%	348.9	100.0%	(103.9)	(29.8)%
Cost of goods sold	(128.8)	(52.6)%	(187.2)	(53.7)%	58.4	31.2%
Gross profit	116.2	47.4%	161.7	46.3%	(45.5)	(28.1)%
Operating expenses	(65.6)	(26.7)%	(73.1)	(20.9)%	7.5	10.3%
Segment operating earnings	$50.6	20.7%	$88.6	25.4%	$(38.0)	(42.9)%

Segment net sales of $245.0 million in the second quarter of 2020, reflecting a $101.4 million, or 29.5%, organic sales decrease and $4.8 million of unfavorable foreign currency translation, partially offset by $2.3 million from acquisition-related sales, compared to $348.9 million in the second quarter of 2019. The lower sales volume reflects organic declines of over 30% in both sales of undercar equipment and to OEM dealerships, as well as a mid-teen decrease in sales of diagnostic and repair information products to independent repair shop owners and managers.
Segment gross margin in the second quarter of 2020 of 47.4% improved 110 bps from last year, primarily due to the impact of reduced sales in lower gross margin businesses and savings from RCI initiatives, partially offset by 20 bps of direct COVID-19-related costs.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Segment operating expense margin in the second quarter of 26.7% in 2020 increased 580 bps from last year primarily due to the impact of lower sales volumes and 50 bps from $1.4 million of costs from restructuring actions in Europe, partially offset by savings from cost containment actions and RCI initiatives.
As a result of these factors, segment operating earnings of $50.6 million in the second quarter of 2020, including $1.4 million of costs related to restructuring actions, $0.7 million of direct costs associated with COVID-19 and $0.8 million of unfavorable foreign currency effects, compared to $88.6 million in 2019. Operating margin for the Repair Systems & Information Group of 20.7% in the second quarter of 2020 compared to 25.4% last year.

	Six Months Ended
(Amounts in millions)	June 27, 2020		June 29, 2019		Change
External net sales	$445.8	79.7%	$544.5	80.5%	$(98.7)	(18.1)%
Intersegment net sales	113.8	20.3%	132.3	19.5%	(18.5)	(14.0)%
Segment net sales	559.6	100.0%	676.8	100.0%	(117.2)	(17.3)%
Cost of goods sold	(292.7)	(52.3)%	(356.9)	(52.7)%	64.2	18.0%
Gross profit	266.9	47.7%	319.9	47.3%	(53.0)	(16.6)%
Operating expenses	(139.0)	(24.8)%	(147.7)	(21.9)%	8.7	5.9%
Segment operating earnings	$127.9	22.9%	$172.2	25.4%	$(44.3)	(25.7)%

Segment net sales of $559.6 million in the first six months of 2020, reflecting a $114.3 million, or 17.1%, organic sales decrease and $8.0 million of unfavorable foreign currency translation, partially offset by $5.1 million from acquisition-related sales, compared to $676.8 million in the first six months of 2019. The organic sales decrease primarily reflects an approximately 20% decrease in both sales to OEM dealerships and of undercar equipment, as well as a mid single-digit decrease in sales of diagnostic and repair information products to independent repair shop owners and managers.
Segment gross margin in the first six months of 2020 of 47.7% increased 40 bps from last year, primarily due to the impact of reduced sales in lower gross margin businesses and savings from RCI initiatives, partially offset by 10 bps from $0.7 million of costs related to restructuring actions in Europe and 10 bps of direct COVID-19-related costs.
Segment operating expense margin in the first six months of 2020 of 24.8% increased 290 bps from last year primarily due to the impact of lower sales volumes and 70 bps from $3.8 million of costs from restructuring actions in Europe, partially offset by savings from cost containment actions and RCI initiatives.
As a result of these factors, segment operating earnings of $127.9 million in the first six months of 2020, including $4.5 million of costs related to restructuring actions, $0.8 million of direct costs associated with COVID-19 and $1.5 million of unfavorable foreign currency effects, compared to $172.2 million in 2019. Operating margin for the Repair Systems & Information Group of 22.9% in the first six months of 2020 compared to 25.4% last year.
Financial Services

	Three Months Ended
(Amounts in millions)	June 27, 2020		June 29, 2019		Change
Financial services revenue	$84.6	100.0%	$84.1	100.0%	$0.5	0.6%
Financial services expenses	(27.0)	(31.9)%	(23.5)	(27.9)%	(3.5)	(14.9)%
Segment operating earnings	$57.6	68.1%	$60.6	72.1%	$(3.0)	(5.0)%

Financial services revenue in the second quarter of 2020 increased $0.5 million, or 0.6%, from 2019, primarily due to $1.5 million of higher revenue as a result of growth of the company’s financial services portfolio, partially offset by $1.0 million of decreased revenue from lower average yields on contract receivables. In the second quarters of both 2020 and 2019, the average yields on finance receivables were 17.6%. In the second quarters of 2020 and 2019, the respective average yields on contract receivables were 8.2% and 9.1%. The lower yield on contract receivables in the second quarter of 2020 primarily reflects the impact of business operation support loans to franchisees in the COVID-19 environment. Originations of $255.8 million in the second quarter of 2020 decreased $7.6 million, or 2.9%, from 2019 levels.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses in the second quarter of 2020 increased primarily due to higher provisions for credit losses and from non-recurring favorable loss experience in the second quarter of 2019. As a percentage of the average financial services portfolio, financial services expenses were 1.3% in the second quarter of 2020 and 1.1% in 2019.
Financial services operating earnings in the second quarter of 2020, including $0.3 million of unfavorable foreign currency effects, decreased $3.0 million, or 5.0%, from 2019 levels.

	Six Months Ended
(Amounts in millions)	June 27, 2020		June 29, 2019		Change
Financial services revenue	$170.5	100.0%	$169.7	100.0%	$0.8	0.5%
Financial services expenses	(56.0)	(32.8)%	(47.0)	(27.7)%	(9.0)	(19.1)%
Segment operating earnings	$114.5	67.2%	$122.7	72.3%	$(8.2)	(6.7)%

Financial services revenue in the first six months of 2020 increased $0.8 million, or 0.5%, from 2019, primarily due to $2.3 million of higher revenue as a result of growth of the company’s financial services portfolio, partially offset by $1.5 million of decreased revenue from lower average yields on contract receivables. In the first six months of 2020 and 2019, the average yields on finance receivables were each 17.7%. In the first six months of 2020 and 2019 the respective average yields on contract receivables were 8.6% and 9.1%. The lower yield on contract receivables in the first six months of 2020 primarily reflects the impact of business operation support loans to franchisees in the COVID-19 environment. Originations of $511.4 million in the first six months of 2020 decreased $4.5 million, or 0.9%, from 2019 levels.

Financial services expenses in the first six months of 2020 increased primarily due to higher provisions for credit losses related to the company’s fiscal year 2020 adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), and $2.6 million, recorded in the first quarter of 2020, of higher credit reserve requirements associated with the COVID-19 pandemic. As a percentage of the average financial services portfolio, financial services expenses were 2.6% in the first six months of 2020 and 2.2% in 2019.
Financial services operating earnings in the first six months of 2020, including $0.5 million of unfavorable foreign currency effects, decreased $8.2 million, or 6.7%, from 2019 levels.

See Note 4 to the Condensed Consolidated Financial Statements for further information on financial services.
Corporate
Snap-on’s second quarter 2020 general corporate expenses of $20.8 million increased $1.9 million from $18.9 million last year. Snap-on’s general corporate expenses in the first six months of 2020 of $39.3 million increased $10.5 million from $28.8 million last year. The year-over-year increase in general corporate expenses for the first six months of 2020 primarily reflects an $11.6 million non-recurring benefit from the legal settlement recorded in the first quarter of 2019.

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
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended June 27, 2020, and June 29, 2019, is as follows:

	Operations*		Financial Services
(Amounts in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$724.3	$951.3	$—	$—
Cost of goods sold	(383.1)	(477.5)	—	—
Gross profit	341.2	473.8	—	—
Operating expenses	(250.1)	(283.9)	—	—
Operating earnings before financial services	91.1	189.9	—	—

Financial services revenue	—	—	84.6	84.1
Financial services expenses	—	—	(27.0)	(23.5)
Operating earnings from financial services	—	—	57.6	60.6

Operating earnings	91.1	189.9	57.6	60.6
Interest expense	(13.4)	(12.3)	—	(0.1)
Intersegment interest income (expense) – net	16.5	17.8	(16.5)	(17.8)
Other income (expense) – net	2.0	2.1	—	—
Earnings before income taxes and equity earnings	96.2	197.5	41.1	42.7
Income tax expense	(21.3)	(44.5)	(10.6)	(11.1)
Earnings before equity earnings	74.9	153.0	30.5	31.6
Financial services – net earnings attributable to Snap-on	30.5	31.6	—	—
Equity earnings, net of tax	0.5	0.3	—	—
Net earnings	105.9	184.9	30.5	31.6
Net earnings attributable to noncontrolling interests	(4.7)	(4.5)	—	—
Net earnings attributable to Snap-on	$101.2	$180.4	$30.5	$31.6
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the six months ended June 27, 2020, and June 29, 2019, is as follows:

	Operations*		Financial Services
(Amounts in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$1,576.5	$1,873.0	$—	$—
Cost of goods sold	(813.7)	(927.6)	—	—
Gross profit	762.8	945.4	—	—
Operating expenses	(532.8)	(568.1)	—	—
Operating earnings before financial services	230.0	377.3	—	—

Financial services revenue	—	—	170.5	169.7
Financial services expenses	—	—	(56.0)	(47.0)
Operating earnings from financial services	—	—	114.5	122.7

Operating earnings	230.0	377.3	114.5	122.7
Interest expense	(24.7)	(24.8)	(0.1)	(0.1)
Intersegment interest income (expense) – net	34.6	35.5	(34.6)	(35.5)
Other income (expense) – net	3.5	3.6	—	—
Earnings before income taxes and equity earnings	243.4	391.6	79.8	87.1
Income tax expense	(55.1)	(89.9)	(20.7)	(22.6)
Earnings before equity earnings	188.3	301.7	59.1	64.5
Financial services – net earnings attributable to Snap-on	59.1	64.5	—	—
Equity earnings, net of tax	0.5	0.8	—	—
Net earnings	247.9	367.0	59.1	64.5
Net earnings attributable to noncontrolling interests	(9.5)	(8.7)	—	—
Net earnings attributable to Snap-on	$238.4	$358.3	$59.1	$64.5

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of June 27, 2020, and December 28, 2019, is as follows:

	Operations*		Financial Services
(Amounts in millions)	June 27, 2020	December 28, 2019	June 27, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$685.9	$184.4	$0.3	$0.1
Intersegment receivables	13.6	14.2	—	—
Trade and other accounts receivable – net	562.7	693.5	0.8	1.1
Finance receivables – net	—	—	508.5	530.1
Contract receivables – net	7.0	6.8	90.7	93.9
Inventories – net	784.0	760.4	—	—
Prepaid expenses and other assets	132.3	111.8	9.2	7.0
Total current assets	2,185.5	1,771.1	609.5	632.2

Property and equipment – net	507.8	519.8	1.6	1.7
Operating lease right-of-use assets	47.7	52.9	2.5	2.7
Investment in Financial Services	340.9	340.5	—	—
Deferred income tax assets	24.6	32.7	22.5	19.6
Intersegment long-term notes receivable	267.8	755.5	—	—
Long-term finance receivables – net	—	—	1,140.3	1,103.5
Long-term contract receivables – net	14.3	16.0	352.6	344.1
Goodwill	924.5	913.8	—	—
Other intangibles – net	241.0	243.9	—	—
Other assets	73.5	73.0	0.2	0.2
Total assets	$4,627.6	$4,719.2	$2,129.2	$2,104.0
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	June 27, 2020	December 28, 2019	June 27, 2020	December 28, 2019
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$12.1	$202.9	$—	$—
Accounts payable	184.7	197.3	1.5	1.2
Intersegment payables	—	—	13.6	14.2
Accrued benefits	48.5	53.2	—	0.1
Accrued compensation	61.1	52.2	2.8	1.7
Franchisee deposits	83.3	68.2	—	—
Other accrued liabilities	396.7	353.7	47.7	25.7
Total current liabilities	786.4	927.5	65.6	42.9

Long-term debt and intersegment long-term debt	—	—	1,704.5	1,702.4
Deferred income tax liabilities	67.5	69.3	—	—
Retiree health care benefits	32.2	33.6	—	—
Pension liabilities	109.0	122.1	—	—
Operating lease liabilities	30.7	34.5	2.7	3.0
Other long-term liabilities	93.2	101.4	15.5	15.2
Total liabilities	1,119.0	1,288.4	1,788.3	1,763.5
Total shareholders’ equity attributable to Snap-on Inc.	3,486.7	3,409.1	340.9	340.5
Noncontrolling interests	21.9	21.7	—	—
Total equity	3,508.6	3,430.8	340.9	340.5
Total liabilities and equity	$4,627.6	$4,719.2	$2,129.2	$2,104.0
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
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on July 24, 2020, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, based on current macroeconomic conditions resulting from the on-going uncertainty caused by COVID-19, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
As of June 27, 2020, working capital (current assets less current liabilities) of $1,943.0 million increased $510.1 million from $1,432.9 million as of December 28, 2019 (fiscal 2019 year-end) primarily as a result of the net changes discussed below.
The following represents the company’s working capital position as of June 27, 2020, and December 28, 2019:

(Amounts in millions)	June 27, 2020	December 28, 2019
Cash and cash equivalents	$686.2	$184.5
Trade and other accounts receivable – net	563.5	694.6
Finance receivables – net	508.5	530.1
Contract receivables – net	97.7	100.7
Inventories – net	784.0	760.4
Prepaid expenses and other assets	132.5	110.2
Total current assets	2,772.4	2,380.5

Notes payable	(12.1)	(202.9)
Accounts payable	(186.2)	(198.5)
Other current liabilities	(631.1)	(546.2)
Total current liabilities	(829.4)	(947.6)
Total working capital	$1,943.0	$1,432.9

Cash and cash equivalents of $686.2 million as of June 27, 2020, increased $501.7 million from 2019 year-end levels primarily due to: (i) $489.9 million of net proceeds from the April 30, 2020 issuance of $500 million of unsecured 3.10% notes that mature on May 1, 2050 (the “2050 Notes”); (ii) $467.0 million of cash generated from operations; (iii) $357.5 million of cash from collections of finance receivables; and (iv) $13.8 million of cash proceeds from stock purchase and option plan exercises. These increases in cash and cash equivalents were partially offset by: (i) the funding of $414.6 million of new finance receivables; (ii) $190.0 million of net repayments on other short-term borrowings; (iii) dividend payments to shareholders of $117.7 million; (iv) the repurchase of 349,000 shares of the company’s common stock for $50.5 million; (v) the funding of $29.0 million of capital expenditures; and (vi) the funding of $6.1 million for acquisitions.

Of the $686.2 million of cash and cash equivalents as of June 27, 2020, $181.7 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act (“Tax Act”) generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Trade and other accounts receivable – net of $563.5 million as of June 27, 2020, decreased $131.1 million from 2019 year-end levels, primarily due to the impact of lower sales volume as a result of the COVID-19 pandemic, collections and $8.2 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 59 days at June 27, 2020, and 67 days at December 28, 2019.
The current portions of net finance and contract receivables of $606.2 million as of June 27, 2020, compared to $630.8 million at 2019 year end. The long-term portions of net finance and contract receivables of $1,507.2 million as of June 27, 2020, compared to $1,463.6 million at 2019 year end. The combined $19.0 million increase in net current and long-term finance and contract receivables over 2019 year-end levels is primarily due to the continued growth of the company’s financial services portfolio, partially offset by $7.5 million of foreign currency translation, $8.1 million of provision charges resulting from the company’s fiscal year 2020 adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and $2.6 million of higher credit reserve requirements as a result of the economic uncertainty associated with the COVID-19 pandemic.
Inventories – net of $784.0 million as of June 27, 2020, increased $23.6 million from 2019 year-end levels primarily to support critical industries, partially offset by $6.1 million of foreign currency translation. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 2.3 turns and 2.6 turns as of June 27, 2020, and December 28, 2019, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 58% of total inventories as of both June 27, 2020, and December 28, 2019, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $84.5 million as of both June 27, 2020, and December 28, 2019.
Notes payable of $12.1 million as of June 27, 2020, represented other notes. There were no commercial paper borrowings outstanding as of June 27, 2020. As of 2019 year end, notes payable of $202.9 million included $193.6 million of commercial paper borrowings and $9.3 million of other notes.
Accounts payable of $186.2 million as of June 27, 2020, decreased $12.3 million from 2019 year-end levels primarily due to the timing of payments and $0.3 million of foreign currency translation.
Other accrued liabilities of $435.4 million as of June 27, 2020, increased $64.6 million from 2019 year-end levels primarily due to higher income tax accruals, for which the payment due date was extended as a result of COVID-19, partially offset by $1.8 million of foreign currency translation.

Long-term debt of $1,436.7 million as of June 27, 2020, consisted of: (i) $250 million of unsecured 6.125% notes that mature in 2021 (the “2021 Notes”); (ii) $300 million of unsecured 3.25% notes that mature in 2027 (the “2027 Notes”); (iii) $400 million of unsecured 4.10% notes that mature in 2048 (the “2048 Notes”); and (iv) $500 million of the 2050 Notes, partially offset by $13.3 million from the net effects of debt amortization costs and fair value adjustments of interest rate swaps. Long-term debt of $946.9 million as of 2019 year end consisted of: (i) $250 million of the 2021 Notes; (ii) $300 million of the 2027 Notes; and (iii) $400 million of the 2048 Notes, partially offset by $3.1 million from the net effects of debt amortization costs and fair value adjustments of interest rate swaps.

Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of June 27, 2020. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of June 27, 2020, the company’s actual ratios of 0.17 and 0.86 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis, however, it is continuing to monitor the impact of the COVID-19 pandemic on its business and the credit and financial markets. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, if it believes conditions are favorable, it may take advantage of such conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include scheduled debt payments, payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions of $8.7 million to its foreign pension plans and $2.9 million to its domestic pension plans in 2020, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2020.
Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, additional fixed-term debt and/or securitizations.
The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities was $467.0 million and $346.8 million in the first six months of 2020 and 2019, respectively. The $120.2 million year-over-year increase in net cash provided by operating activities primarily reflects an increase of $247.8 million from net changes in operating assets and liabilities, partially offset by a $119.1 million decrease in net earnings.

Investing Activities
Net cash used by investing activities of $95.4 million in the first six months of 2020 included additions to finance receivables of $414.6 million, partially offset by collections of $357.5 million. Net cash used by investing activities of $103.9 million in the first six months of 2019 included additions to finance receivables of $431.1 million, partially offset by collections of $383.5 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with payment terms of approximately four years.
Net cash used by investing activities in the respective first six months of 2020 and 2019 also included $6.1 million and $9.3 million for acquisitions. See Note 3 to the Consolidated Financial Statements for information about acquisitions.
Capital expenditures were $29.0 million and $48.2 million in the first six months of 2020 and 2019, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and RCI. The lower capital spending as compared to the prior year was a result of decreased expenditures as a result of the economic uncertainty related to the COVID-19 pandemic.
Financing Activities
Net cash provided by financing activities of $132.4 million in the first six months of 2020 included Snap-on’s sale, on April 30, 2020, of $500 million of the 2050 Notes at a discount, from which Snap-on received $489.9 million of net proceeds, reflecting $4.4 million of transactions costs, partially offset by repayments of notes payable and other short-term borrowings of $190.0 million. Net cash used by financing activities of $220.7 million in the first six months of 2019 included repayments of notes payable and other short-term borrowings of $18.2 million.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Proceeds from stock purchase and option plan exercises totaled $13.8 million and $24.6 million in the first six months of 2020 and 2019, respectively. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, as well as stock options, and for other corporate purposes. In the first six months of 2020, Snap-on repurchased 349,000 shares of its common stock for $50.5 million under its previously announced share repurchase programs. In the first six months of 2019, Snap-on repurchased 660,000 shares of its common stock for $107.5 million under its previously announced share repurchase programs. As of June 27, 2020, Snap-on had remaining availability to repurchase up to an additional $330.4 million in common stock pursuant to its Board’s authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $117.7 million and $105.3 million in the first six months of 2020 and 2019, respectively. On November 8, 2019, the Board increased the quarterly cash dividend by 13.7% to $1.08 per share ($4.32 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends.

Off-Balance Sheet Arrangements
The company had no off-balance sheet arrangements as of June 27, 2020.
Critical Accounting Policies and Estimates
Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the fiscal year ended December 28, 2019, and on Form 10-Q for the period ended March 28, 2020, have not materially changed since those reports were filed.
Outlook
COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. Snap-on experienced improving trends in the second quarter as our operations learned to accommodate the risks and safely pursue opportunities in the COVID-19 environment. In the near term, the company believes there will be continued sequential improvements, reflecting increasing levels of accommodations to the virus-related turbulence, though it cannot provide assurances on the rate of progress due to the uncertain and evolving nature and duration of the pandemic.
Snap-on is responding to the global macroeconomic challenges by deepening its RCI, sourcing and other cost reduction initiatives. Snap-on recorded $4.0 million and $11.5 million of costs related to restructuring actions in the second quarter and first six months of 2020, respectively. Snap-on will continue to manage its cash flows and balance its capital allocation priorities, including investments and the need for further cost reduction actions; the COVID-19 pandemic makes it difficult to presently predict this balance as the company continually adjusts to the changing environment. Snap-on expects that capital expenditures in 2020 will be in a range of $75 million to $85 million, of which $29.0 million was incurred in the first six months of the year.
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
The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of June 27, 2020, was $23.6 million on interest rate-sensitive financial instruments and $0.1 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.
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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 27, 2020. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 27, 2020, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
There has not been any change in the company’s internal control over financial reporting during the quarter ended June 27, 2020, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 1A: Risk Factors

In addition to the risks and uncertainties discussed in this quarterly report on Form 10-Q, particularly those disclosed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, see “Risk Factors” in the Company’s annual report on Form 10-K for fiscal year ended December 28, 2019, and in its quarterly report on Form 10-Q for the quarterly period ended March 28, 2020. There have been no material changes to the Risk Factors.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There were no repurchases of Snap-on’s common stock by the company during the second quarter of fiscal 2020. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans and equity plans, and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions, and pursuant to the Board’s authorizations that the company has publicly announced.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
3/29/20 to 4/25/20	—	—	—	$313.7 million
4/26/20 to 5/23/20	—	—	—	$324.4 million
5/24/20 to 6/27/20	—	—	—	$330.4 million
Total/Average	—	—	—	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of June 27, 2020, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $330.4 million.

•In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $116.07, $128.88 and $133.56 per share of common stock as of the end of the respective fiscal 2020 months ended April 25, 2020, May 23, 2020, and June 27, 2020.

•On February 14, 2019, the Board authorized the repurchase of an aggregate of up to $500 million of the company’s common stock (the “2019 Authorization”). The 2019 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the second quarter of 2020 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Purchases (Sales) of Snap-on Stock
Period	Shares purchased (sold)	Average price per share
3/29/20 to 4/25/20	—	—
4/26/20 to 5/23/20	10,300	$120.50
5/24/20 to 6/27/20	(13,000)	$138.68
Total/Average	(2,700)	$130.65

Item 6: Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page Inline XBRL data (contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED
Date: July 31, 2020	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer