Form 10-K
period 2021-01-02
Snap-on Inc
filed 2021-02-11
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021, or

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
Large accelerated filer  ☒    Accelerated filer  ☐   Non-accelerated filer  ☐
Smaller reporting company  ☐     Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates (excludes 710,101 shares held by directors and executive officers) computed by reference to the price ($133.56) at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 26, 2020) was $7.2 billion.

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 5, 2021, was 54,203,094 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on or about March 12, 2021, prepared for the Annual Meeting of Shareholders scheduled for April 29, 2021.

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
These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks include the evolving impact and unknown duration of the coronavirus (“COVID-19”) pandemic, which has the potential to amplify the impact of the other risks facing the company. These risks also include the impact of governmental actions related thereto on Snap-on’s business, as well as uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the effects of external negative factors, including adverse developments in world financial markets, developments related to tariffs and other trade issues or disputes, weakness in certain areas of the global economy (including as a result of the United Kingdom’s exit from the European Union and the COVID-19 pandemic), and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates, laws and regulations as well as uncertainty surrounding potential changes, and the impact of energy and raw material supply and pricing, including steel (as a result of U.S. tariffs imposed on certain steel imports or otherwise) and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and its ongoing implementation or reform), continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation, regulations or government-related developments or issues, risks associated with data security and technological systems and protections, potential reputational damages and costs related to litigation as well as an inability to assure that costs will be reduced or eliminated on appeal, the impact of changes in financial accounting standards, the ability to effectively manage human capital resources, and other world or local events outside Snap-on’s control, including terrorist disruptions, other outbreaks of infectious diseases and civil unrest. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.
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
Fiscal Year
Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2020” or “2020” refer to the fiscal year ended January 2, 2021; references to “fiscal 2019” or “2019” refer to the fiscal year ended December 28, 2019; and references to “fiscal 2018” or “2018” refer to the fiscal year ended December 29, 2018. References in this document to 2020, 2019 and 2018 year end refer to January 2, 2021, December 28, 2019, and December 29, 2018, respectively. Snap-on’s 2020 fiscal year contained 53 weeks of operating results with the extra week occurring in the fourth quarter. Snap-on’s 2019 and 2018 fiscal years each contained 52 weeks of operating results.

2020 ANNUAL REPORT	3

Item 1: Business
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
The company began with the development of the original Snap-on interchangeable socket set in 1920 and subsequently pioneered mobile tool distribution in the automotive repair market, where well-stocked vans sell to professional vehicle technicians at their place of business. Today, Snap-on defines its value proposition more broadly, extending its reach “beyond the garage” to deliver a broad array of unique solutions that make work easier for serious professionals performing critical tasks. The company’s “coherent growth” strategy focuses on developing and expanding its professional customer base in its legacy automotive market, as well as in adjacent markets, additional geographies and other areas, including in critical industries, where the cost and penalties for failure can be high. In addition to its coherent growth strategy, Snap-on is committed to its “Value Creation Processes” – a set of strategic principles and processes designed to create value and employed in the areas of (i) safety; (ii) quality; (iii) customer connection; (iv) innovation; and (v) rapid continuous improvement (“RCI”). Snap-on’s RCI initiatives employ a structured set of tools and processes across multiple businesses and geographies intended to eliminate waste and improve operations. Savings from Snap-on’s RCI initiatives reflect benefits from a wide variety of ongoing efficiency, productivity and process improvements, including savings generated from product design cost reductions, improved manufacturing line set-up and change-over practices, lower-cost sourcing initiatives and facility consolidations.
Snap-on’s primary customer segments include: (i) commercial and industrial customers, including professionals in critical industries and emerging markets; (ii) professional vehicle repair technicians who purchase products through the company’s mobile tool distribution network; and (iii) other professional customers related to vehicle repair, including owners and managers of independent and original equipment manufacturer (“OEM”) dealership service and repair shops (“OEM dealerships”). Snap-on’s Financial Services customer segment includes: (i) franchisees’ customers, principally serving vehicle repair technicians, and Snap-on customers who require financing for the purchase or lease of tools and diagnostics and equipment products on an extended-term payment plan; and (ii) franchisees who require financing options for vehicle and business needs.
Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government, power generation, transportation and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealerships, through direct and distributor channels. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), the company’s financial services business in the United States, and Snap-on’s other financial services subsidiaries in those international markets where Snap-on has franchise operations. See Note 20 to the Consolidated Financial Statements for information on business segments and foreign operations.
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

Recent Acquisitions
Snap-on has continued to expand its business throughout the years via acquisitions. Below are acquisitions completed in the last three fiscal years:
On September 28, 2020, Snap-on acquired substantially all of the assets of AutoCrib, Inc. (“AutoCrib”) for a cash purchase price of $35.4 million. AutoCrib, based in Tustin, California, designs, manufactures and markets asset and tool control solutions. The acquisition of AutoCrib complemented and expanded Snap-on’s existing tool control offering to customers in a variety of industrial applications, including aerospace, automotive, military, natural resources and general industry.
On January 31, 2020, Snap-on acquired substantially all of the assets related to the TreadReader product line from Sigmavision Limited (“Sigmavision”) for a cash purchase price of $5.9 million. Sigmavision designs and manufactures handheld devices and drive-over ramps that provide tire information for use in the automotive industry. The acquisition of the TreadReader product line enhanced and expanded Snap-on’s existing capabilities in serving vehicle repair facilities and expanded the company’s presence with repair shop owners and managers.
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
For segment reporting purposes, the results of operations and assets of Sigmavision, Cognitran and TMB have been included in the Repair Systems & Information Group since the respective acquisition dates, and the results of operations and assets of AutoCrib, Power Hawk and Fastorq have been included in the Commercial & Industrial Group since the respective acquisition dates.
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

2020 ANNUAL REPORT	5

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

	Net Sales
(Amounts in millions)	2020	2019	2018
Product Category:
Tools	$1,984.7	$2,017.5	$2,021.2
Diagnostics, information and management systems	783.8	827.5	797.9
Equipment	824.0	885.0	921.6
	$3,592.5	$3,730.0	$3,740.7
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
The equipment product category includes solutions for the service of vehicles and industrial equipment. Products include wheel alignment equipment, wheel balancers, tire changers, vehicle lifts, test lane equipment, collision repair equipment, vehicle air conditioning service equipment, brake service equipment, fluid exchange equipment, transmission troubleshooting equipment, safety testing equipment, battery chargers and hoists.
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

Products are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

Names	Products and Services

Snap-on	Hand tools, power tools, tool storage products (including tool control software and hardware), diagnostics, certain equipment and related accessories, mobile tool stores, websites, electronic parts catalogs, warranty analytics solutions, business management systems and services, OEM specialty tools and equipment development and distribution, and OEM facilitation services

ATI	Aircraft hand tools and machine tools

AutoCrib	Asset and tool control systems

autoVHC	Vehicle inspection and training services

BAHCO	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage, including tool control systems

Blackhawk	Collision repair equipment

Blue-Point	Hand tools, power tools, tool storage, diagnostics, certain equipment and related accessories

Cartec	Safety testing, brake testers, test lane equipment, dynamometers, suspension testers, emission testers and other equipment

Car-O-Liner	Collision repair equipment, and information and truck alignment systems

CDI	Torque tools

Challenger	Vehicle lifts

Cognitran	OEM SaaS products

Ecotechnics	Vehicle air conditioning service equipment

Fastorq	Hydraulic torque and tensioning products

Fish and Hook	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage

Hofmann	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Irimo	Saw blades, cutting tools, hand tools, power tools and tool storage

John Bean	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Josam	Heavy duty alignment and collision repair solutions

Lindström	Hand tools

Mitchell1	Repair and service information, shop management systems and business services

Nexiq	Diagnostic tools, information and program distributions for fleet and heavy duty equipment

Norbar	Torque tools

Power Hawk	Rescue tools and related equipment for military, government, fire and rescue

Pro-Cut	Brake service equipment and accessories

Sandflex	Hacksaw blades, bandsaws, saw blades, hole saws and reciprocating saw blades

ShopKey	Repair and service information, shop management systems and business services

Sioux	Power tools

Sturtevant Richmont	Torque tools

Sun	Diagnostic tools, wheel balancers, vehicle lifts, tire changers, wheel aligners, air conditioning products and emission testers

TreadReader	Automotive tire drive-over ramps and handheld devices

TruckCam	Commercial vehicle OEM factory solutions

Williams	Hand tools, tool storage, certain equipment and related accessories

2020 ANNUAL REPORT	7

Financial Services
Snap-on also generates revenue from various financing programs that include: (i) installment sales and lease contracts arising from franchisees’ customers and Snap-on customers who require financing for the purchase or lease of tools and diagnostic and equipment products on an extended-term payment plan; and (ii) business and vehicle loans and leases to franchisees. The decision to finance through Snap-on or another financing source is solely by election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay, including the customers’ financial condition, debt-servicing ability, past payment experience, and credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral.
Snap-on offers financing through SOC and the company’s international finance subsidiaries in most markets where Snap-on has franchise operations. Financing revenue from contract originations is recognized over the life of the underlying contracts, with interest or finance charges computed primarily on the average daily balances of the underlying contracts.
Markets
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
Snap-on charges nominal initial and ongoing monthly franchise fees. Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training, marketing and product promotion programs, and technology support), is recognized as the fees are earned. Franchise fee revenue totaled $16.2 million, $15.4 million and $16.2 million in fiscal 2020, 2019 and 2018, respectively.
Snap-on also has a company-owned route program that is designed to: (i) provide another pool of potential field organization personnel; (ii) service customers in select new and/or open routes not currently serviced by franchisees; and (iii) allow Snap-on to pilot new sales and promotional ideas prior to introducing them to franchisees. As of 2020 year end, company-owned routes comprised approximately 4% of the total route population. Snap-on may elect to increase or reduce the number of company-owned routes in the future.
In addition to its mobile van channel in the United States, Snap-on has franchise distribution models in certain other countries, including Canada, the United Kingdom, Japan, Australia, Germany, Netherlands, South Africa, New Zealand, Belgium and Ireland. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians as well as repair shop owners and managers. As of 2020 year end, Snap-on’s worldwide route count was approximately 4,775, including approximately 3,425 routes in the United States.
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
Company Direct Sales
A significant proportion of shop equipment sales in North America under the John Bean, Hofmann, Blackhawk, Car-O-Liner, Challenger and Pro-Cut brands, diagnostic products under the Snap-on brand, and information and shop management products under the Mitchell1 brand are made by direct and independent sales forces that have responsibility for national and other accounts. As the vehicle service and repair sector consolidates (with more business conducted by national chains and franchised service centers), Snap-on believes these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of diagnostic and equipment products and services. Snap-on also sells these products and services directly to OEMs and their franchised dealers.
Snap-on brand tools and equipment are marketed to industrial and governmental customers worldwide through both industrial sales associates and independent distributors. Selling activities focus on industrial customers whose main purchase criteria are quality and integrated solutions. As of 2020 year end, Snap-on had industrial sales associates and independent distributors primarily in the United States, Canada and in various European, Latin American, Middle Eastern, Asian and African countries, with the United States representing the majority of Snap-on’s total industrial sales.
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

2020 ANNUAL REPORT	9

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
E-commerce
Snap-on offers current and prospective customers online access to research and purchase products through its public website, www.snapon.com. The site features an online catalog of Snap-on hand tools, power tools, tool storage units and diagnostic equipment available to customers in the United States, the United Kingdom, Canada and Australia. E-commerce and certain other system enhancement initiatives are designed to improve productivity and further leverage the one-on-one relationships and service Snap-on has with its current and prospective customers. Sales through the company’s e-commerce distribution channel were not significant in any of the last three years.
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
Resources
Raw Materials and Purchased Product
Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers. Snap-on believes it has secured an ample supply of both bar and coil steel for the near future to ensure stable supply to meet material demands. The company does not currently anticipate experiencing any significant impact in 2021 from steel pricing or availability issues, though it is continuing to monitor the impact of tariffs and other trade protection measures put in place by the U.S. and other countries.

Patents, Trademarks and Other Intellectual Property
Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and position in its markets. As of 2020 year end, Snap-on and its subsidiaries held approximately 800 active and pending patents in the United States and approximately 2,350 active and pending patents outside of the United States. Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in any of the last three years.
Examples of products that have features or designs that benefit from patent protection include hand tools (including sealed ratchets and ratcheting screwdrivers), power tools, wheel alignment systems, wheel balancers, tire changers, vehicle lifts, tool storage, tool control, collision measurement, test lane equipment, brake lathes, electronic torque instruments, emissions-sensing devices and diagnostic equipment.
Much of the technology used in the manufacture of vehicle service tools and equipment is in the public domain. Snap-on relies primarily on trade secret protection for proprietary processes used in manufacturing. Methods and processes are patented when appropriate. Copyright protection is also utilized when appropriate.

10	SNAP-ON INCORPORATED

Trademarks used by Snap-on are of continuing importance in the marketplace. Trademarks have been registered in the United States and many other countries, and additional applications for trademark registrations are pending. Snap-on vigorously polices proper use of its trademarks. Snap-on’s right to manufacture and sell certain products is dependent upon licenses from others; however, these products under license do not represent a material portion of Snap-on’s net sales.
Domain names are a valuable corporate asset for companies around the world, including Snap-on. Domain names often contain a trademark or service mark or even a corporate name and are often considered intellectual property. The recognition and value of the Snap-on name, trademark and domain name are core strengths of the company.
Snap-on strategically licenses the Snap-on brand to carefully selected manufacturing and distribution companies for items such as apparel and a variety of other goods, in order to further build brand awareness and market presence for the company’s strongest brand.
Environmental and Government Regulations
Snap-on is subject to various environmental laws, ordinances, regulations, and requirements of government authorities in the United States and other nations. At Snap-on, these environmental liabilities are managed through the Snap-on Environmental, Health and Safety Management System (“EH & SMS”), which is applied worldwide. The system is based upon continual improvement and is certified to ISO 14001:2015 and OHSAS 18001:2007, verified through Det Norske Veritas (DNV) Certification, Inc.
Snap-on believes that it complies with applicable environmental and government requirements in its operations. Expenditures on environmental and governmental matters through EH & SMS have not had, and Snap-on does not for the foreseeable future expect them to have, a material effect upon Snap-on’s capital expenditures, earnings or competitive position.
Human Capital Management
As of January 2, 2021, Snap-on employed approximately 12,300 people worldwide, of which approximately 6,800 were employed in the United States and approximately 5,500 were outside the United States. Approximately 2,600 employees are represented by unions and/or covered under collective bargaining agreements with varying expiration dates through 2023. In recent years, Snap-on has not experienced any significant work slowdowns, stoppages or other labor disruptions.

Snap-on is guided by the beliefs and values in the company’s “Who We Are” mission statement and strives to be the “employer of choice” for its current and future associates. Furthermore, through our Snap-on Value Creation Processes, a suite of principles we use every day, the company remains committed to the areas of safety, quality, customer connection, innovation and RCI, which are closely linked to and contribute to improving employee engagement, productivity, and efficiency.

Successful execution of our way forward is dependent on attracting, developing and retaining key employees and members of our management team, which we achieve through the following:

•Snap-on believes strongly in work place safety. As a permanent priority agenda item at all operational meetings, safety comes first. Snap-on strives to maintain a safe workplace and expects its employees to broadly embrace the company’s safety programs. Snap-on invests in its strong safety culture and in elevating the importance of worker safety throughout all levels of the organization. For 2020, Snap-on had an overall safety incident rate of 0.85 (number of injuries and illnesses multiplied by 200,000, divided by hours worked).

•Snap-on is committed to its employees and provides developmental opportunities, as well as competitive pay and benefits. Leadership reviews to identify high potential talent in the organization are conducted on an ongoing basis with all business units and on an annual basis with the Board of Directors. Snap-on offers pension, postretirement and stock-based compensation as well as other stock plans, including an employee stock purchase plan for associates in the United States and Canada. Additional information related to these plans is included in Notes 12, 13 and 14 to the Consolidated Financial Statements. Other benefits, including skill training and tuition assistance programs, are available to employees, but vary from location to location.

•Snap-on’s people and the behaviors they display define our success, including integrity, respect and teamwork. Annual employee training is used to reinforce ethics, environmental matters, health and safety, and regulatory compliance.

2020 ANNUAL REPORT	11

In response to the COVID-19 pandemic, Snap-on has generally maintained its headcount as the company accommodated its operations to the virus environment. Snap-on has taken what it believes to be appropriate measures to ensure the health and safety of its personnel, including enhancing cleaning protocols, providing protective equipment, permitting remote work and providing wages for quarantined associates. Snap-on also provided direct assistance to its franchisees as they accommodated the turbulence caused by the virus to enable continued service to their essential technician customers. Refer to the “Impact of the COVID-19” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on actions taken by the company in response to the COVID-19 pandemic.
Social Responsibility

Snap-on is committed to conducting business and making decisions honestly, ethically, fairly and within the law, and is guided by the company’s mission statement. Snap-on is dedicated to earning and keeping the trust and confidence of its shareholders, customers, franchisees, distributors, retirees and associates, as well as of the communities where the company does business. Snap-on’s Code of Business Conduct and Ethics provides guidelines and a framework for conducting business in an ethical manner. These beliefs go beyond Snap-on and are expected of our suppliers as detailed in the company’s Supplier Code of Conduct. Snap-on has adopted policies that seek to eliminate human trafficking, slavery, forced labor and child labor from its global supply chain.

Snap-on’s sustainability framework is focused on key areas impacting our industry, including energy management, employee health and safety, and material management, and is aligned with the guidelines of the Sustainability Accounting Standards Board (SASB). Snap-on’s sustainability metrics are available on the company’s website at www.snapon.com.
Customers and Seasonality
Snap-on does not have any single customer or government on which its business was substantially dependent in any of the indicated periods. Most of Snap-on’s businesses are not seasonal and their inventory needs are relatively constant.
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
Risk related to COVID-19 and Other Infectious Diseases
The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.
We face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. COVID-19 spread across the globe during 2020 and continues to impact economic activity worldwide. COVID-19 caused disruption and volatility in the global capital markets, and authored an economic slowdown during 2020. The COVID-19 pandemic and its associated economic uncertainty negatively impacted Snap-on’s sales volumes in 2020 in most geographies and across a variety of customers, including those in automotive repair with the impact most pronounced in the first and second quarters of 2020. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. These measures resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities, among other impacts in 2020. The duration of these measures may be extended and additional measures may be imposed to combat the COVID-19 pandemic or future outbreaks of infectious diseases.
Among the effects of COVID-19, and potential effects of other similar outbreaks, on the company include, but are not limited to, the following:
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
•Economic uncertainties that make it difficult for our franchisees, customers, suppliers and the company to accurately forecast and plan future business activities.

12	SNAP-ON INCORPORATED

•As a result of government orders and social distancing, some of our franchisees would be expected to make fewer in-person sales calls during any such outbreak reflecting the reluctance of some customers to receive franchisee visits. Further, shelter-in-place orders could cause vehicle owners to temporarily refrain from bringing cars to repair shops. To the extent that there is significantly reduced driving due to shelter-in-place and similar orders and the aftermath of such orders, there could be fewer repairs and there could be a decrease in demand for our products; in addition, some repair shops may not be able to stay in business if these conditions continue to exist for an extended period of time.
•The potential to weaken the financial position of some of our customers, including customers utilizing our financing programs. If circumstances surrounding our customers’ financial capabilities were to deteriorate, write-downs or write-offs could negatively affect our operating results and, if large, or ongoing for extended periods, could have a material adverse effect on our business, financial condition, results of operations and cash flow.
•Disruptions could occur to our supply chain in connection with the sourcing of materials from geographic areas that continue to be impacted by an outbreak and by efforts to contain its spread.
•Volatility related to pension plan assets. While our plan assets are broadly diversified, there are inherent market risks associated with investments. We may need to make additional contributions to address an increase in obligations and/or a loss in plan assets as a result of the combination of declining market interest rates and/or past or future plan asset investment losses, which could adversely impact our financial condition, results of operations and cash flows.
•The need to incur additional restructuring charges to optimize our cost structure.
To the extent the COVID-19 pandemic, or a future outbreak, adversely affects our business, financial condition, results of operations and cash flows, it may also heighten many of the other risks described in this section. The ultimate impact of COVID-19, as well as future outbreaks of infectious diseases, on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.
Business Risks
The sales of many of our products are dependent on the health of the vehicle repair market and the changing requirements of vehicle repair.
We believe sales of many of our products are dependent on the changing vehicle repair requirements, the number of vehicles on the road, the general aging of vehicles and the number of miles driven. These factors affect the frequency, type and amount of service and repair performed on vehicles by technicians, and therefore affect the demand for the number of technicians, the prosperity of technicians and, consequently, the demand technicians have for our tools, other products and services, as well as the value technicians place on those products and services. The use of other methods of transportation, including more frequent use of public transportation in the future, could result in a decrease in the use of privately operated vehicles. A decrease in the use of privately operated vehicles may lead to fewer repairs and less demand for our products.
The performance of Snap-on’s mobile tool distribution business depends on the success of its franchisees.
Approximately 42% of our consolidated net revenues in 2020 were generated by the Snap-on Tools Group, which consists of Snap-on’s business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services.
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

2020 ANNUAL REPORT	13

The inability to continue to introduce new products that respond to customer needs and achieve market acceptance could result in lower revenues and reduced profitability.
Sales from new products represent a significant portion of our net sales and are expected to continue to represent a significant component of our future net sales. We may not be able to compete effectively unless we continue to enhance existing products or introduce new products to the marketplace in a timely manner. Product improvements and new product introductions require significant financial and other resources, including significant planning, design, development, and testing at the technological, product and manufacturing process levels. Our competitors’ new products may beat our products to market, be more effective, contain more features, be less expensive than our products, and/or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.
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
Foreign operations are subject to political, economic and other risks that could adversely affect our business, financial condition, results of operations and cash flows.
Approximately 30% of our revenues in 2020 were generated outside of the United States. Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets and critical industries. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political, economic and social instability, such as acts of war, civil disturbance or acts of terrorism, local labor conditions, trade relations with China, changes in government policies and regulations, including imposition or increases in withholding and other taxes on remittances and other payments by international subsidiaries, as well as exposure to liabilities under anti-bribery and anti-corruption laws in various countries, such as the U.S. Foreign Corrupt Practices Act, currency volatility, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, reputational risks related to, among other factors, different standards and practices among countries, as well as natural disasters and outbreaks of infectious diseases. Should the economic environment in our non-U.S. markets deteriorate from current levels, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.

14	SNAP-ON INCORPORATED

The United Kingdom (“U.K.”) formally left the European Union (“Brexit”) on January 31, 2020, and was in a transition period until December 31, 2020. The U.K. and the European Union reached an agreement regarding Brexit on December 24, 2020. As part of the agreement, there will be a new series of customs and regulatory checks, including rules of origin and stringent local content requirements. There will also be restrictions on the free movement of people and temporary visas for work-related purposes are being re-introduced. The implications of Brexit, or how such implications are expected to affect Snap-on, continue to be reviewed by the company. In addition to disruptions to trade and the movement of goods, services and people between the U.K. and the European Union or other countries, Brexit, among other impacts, could lead to additional cost, delays and volatility in currency exchange rates, as well as create legal and global economic uncertainty. These and other potential implications could adversely affect our business and results of operations.
Operational Risks
Risks associated with the disruption of manufacturing operations could adversely affect our profitability or competitive position.
We manufacture a significant portion of the products we sell. Any prolonged disruption in the operations of our existing manufacturing facilities, whether due to technical or labor difficulties, facility consolidation or closure actions, lack of raw material or component availability, destruction of or damage to any facility (as a result of natural disasters, weather events, use and storage of hazardous materials, acts of war, sabotage, or terrorism, civil unrest or other events), or other reasons, including outbreaks of infectious diseases, such as the current COVID-19 pandemic, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Price fluctuations and shortages of raw materials, components, certain finished goods inventory and energy sources could adversely affect the ability to obtain needed materials or products and could adversely affect our results of operations.

The principal raw material used in the manufacture of our products is steel, which we purchase in competitive, price-sensitive markets. To meet Snap-on’s high quality standards, our steel needs range from specialized alloys, which are available only from a limited group of approved suppliers, to common alloys, which are available from multiple suppliers. Some of these materials have been, and in the future may be, in short supply, particularly in the event of mill shutdowns or production cut backs. In addition, outbreaks of infectious diseases, weather events or other circumstances beyond our control could also impact the availability of raw materials. As some steel alloys require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice. These and other raw materials, components and certain finished goods inventory can exhibit price and demand cyclicality, including as a result of tariffs and other trade protection measures. Associated unexpected price increases could result in an erosion of product margins or require Snap-on to increase prices to customers to maintain margins.
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

2020 ANNUAL REPORT	15

Data security and information technology infrastructure and security are critical to supporting business objectives; failure of our systems to operate effectively could adversely affect our business and reputation.
We depend heavily on information technology infrastructure to achieve our business objectives and to protect sensitive information, and continually invest in improving such systems. Problems that impair or compromise this infrastructure, including natural disasters, power outages, major network failures, security breaches or malicious attacks, or during system upgrades and/or new system implementations, could impede our ability to record or process orders, manufacture and ship in a timely manner, manage our financial services operations including originating, processing, accounting for and collecting receivables, protect sensitive data of the company, our customers, our suppliers and business partners, or otherwise carry on business in the normal course. Any such events, if significant, could cause us to lose customers and/or revenue and could require us to incur significant expense to remediate, including as a result of legal or regulatory claims, proceedings, fines or penalties, and could also damage our reputation. While we have taken steps to maintain adequate data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency, and redundancy and recovery processes, as well as by securing insurance, these measures may be inadequate. These risks may be heightened as greater numbers of associates work remotely in response to safety measures adopted to address the COVID-19 pandemic.
In association with initiatives to better integrate business units, rationalize our operating footprint and improve responsiveness to franchisees and customers, Snap-on is continually enhancing its global Enterprise Resource Planning (ERP) management information systems. As we integrate, implement and deploy new information technology processes and enhance our information infrastructure across our global operations, we could experience disruptions in our business that could have an adverse effect on our business, financial condition, results of operations and cash flows.
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

16	SNAP-ON INCORPORATED

The steps taken to restructure operations, rationalize operating footprint, lower operating expenses and achieve greater efficiencies in the supply chain could disrupt business.
We have taken steps in the past, and expect to take additional steps in the future, intended to improve customer service and drive further efficiencies as well as reduce costs, some of which could be disruptive to our business or adversely impact our results in certain periods. These actions, collectively across our operating groups, are focused on the following:

•Continuing to invest in initiatives focused on building a strong sales and operating presence in emerging growth markets;
•Continuing to enhance service and value to our franchisees and customers;
•Continuing to implement productivity initiatives throughout the company to drive further efficiencies and reduce energy and other operating costs;
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
Financial Risks
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
The company maintains allowances for credit losses for receivables to provide for defaults and nonperformance. These allowances represent an estimate of losses over the remaining contractual lives of our receivables which include current market conditions and estimates for reasonable and supportable forecasts, when appropriate. The determination of the appropriate levels of the allowances for credit losses involves a high degree of subjectivity and judgement, and requires the company to make estimates of credit risks, which may undergo material changes as a result of economic conditions and other factors. The company’s allowances may not be adequate to cover actual losses, and future allowances for credit losses could materially and adversely affect our financial condition, results of operations and cash flows.

2020 ANNUAL REPORT	17

Foreign operations are subject to currency exchange, inflation, interest and other risks that could adversely affect our business, financial condition, results of operations and cash flows.
The reporting currency for Snap-on’s consolidated financial statements is the U.S. dollar. Certain of the company’s assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar. In preparing Snap-on’s Consolidated Financial Statements, those assets, liabilities, expenses and revenues are translated into U.S. dollars at applicable exchange rates. Increases or decreases in exchange rates between the U.S. dollar and other currencies affect the U.S. dollar value of those items, as reflected in the Consolidated Financial Statements. Substantial fluctuations in the value of the U.S. dollar or other transactional currencies could have a significant impact on the company’s financial condition and results of operations.
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
We depend upon the availability of credit to operate our business, including the financing of receivables from end-user customers that are originated by our financial services businesses. Our end-user customers, franchisees and suppliers also require access to credit for their businesses. At times, world financial markets have been unstable and subject to uncertainty, such as during the COVID-19 pandemic in 2020. Adverse developments in the credit and financial markets, or unfavorable changes in Snap-on’s credit rating, could negatively impact the availability of future financing and the terms on which it might be available to Snap-on, its end-user customers, franchisees and suppliers. Inability to access credit or capital markets, or a deterioration in the terms on which financing might be available, could have an adverse impact on our business, financial condition, results of operations and cash flows.
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
Furthermore, a portion of our indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates, including the London Interbank Offer Rate (“LIBOR”). Although we attempt to manage our exposure to rate fluctuations via hedging arrangements, such arrangements may be ineffective or may not protect us to the extent we expect. In addition, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR, and it is unclear whether the banks currently reporting information used to set LIBOR will stop doing so after 2021. The United States (“U.S.”) Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, is considering replacing the U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. Although the consequences of these developments cannot be predicted at this time, the rates under our variable rate indebtedness could increase and access to capital could be limited.

18	SNAP-ON INCORPORATED

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

2020 ANNUAL REPORT	19

Legal and Regulatory Risks

Legislation and regulations relating to our business and the countries where we operate, as well as any changes to such legislation or regulations, in addition to new compliance obligations or a failure to maintain existing compliance requirements, may, if significant, affect our business, reputation, results of operations and financial condition.

Significant changes to legislative and regulatory activity, and compliance burdens, including those associated with: (i) sales to our government, military and defense contractor customers; and (ii) classification of third parties, including our franchisees, as independent from the company, as well as the manner in which they are applied, could significantly impact our business and the economy as a whole.
Financial services businesses of all kinds are subject to significant and complex regulations and enforcement. In addition to potentially increasing the costs and other requirements of doing business due to compliance obligations, new laws and regulations, or changes to existing laws and regulations, as well as the enforcement thereof, may affect the relationships between creditors and debtors, inhibit the rights of creditors to collect amounts owed to them, expand liability for certain actions or inaction, or limit the types of financial products or services offered, any or all of which could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to comply with any of these laws or regulations could also result in civil, criminal, monetary and/or non-monetary penalties, damage to our reputation, and/or the incurrence of remediation costs.
These developments, and other potential future legislation and regulations, including the increasing global regulation of privacy rights, may also adversely affect the customers to which, and the markets into which, we sell our products, and increase our costs and otherwise negatively affect our business, reputation, results of operations and financial condition, including in ways that cannot yet be foreseen.
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

20	SNAP-ON INCORPORATED

The inability to successfully defend claims from taxing authorities could adversely affect our financial condition, results of operations and cash flows.
We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws in and between jurisdictions, as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our financial condition, results of operations and cash flows.
General Risk Factor
Economic conditions and world events could affect our operating results.
In addition to the specific risks above, we, our franchisees and our customers, may be adversely affected by changing economic conditions, including conditions that may particularly impact specific regions. These conditions may result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending. We, our franchisees and our customers, and the economy as a whole, also may be affected by future world or local events outside our control, such as tariffs and other trade protection measures put in place by the United States or other countries, acts of terrorism, developments in the war on terrorism, civil unrest, conflicts in international situations, weather events and natural disasters, outbreaks of infectious diseases such as the ongoing COVID-19 pandemic, as well as government-related developments or issues, including changes in tax laws and regulations. These factors may affect our results of operations by reducing our sales, margins and/or net earnings as a result of a slowdown in customer orders or order cancellations, impact the availability and/or pricing of raw materials and/or the supply chain, and could potentially lead to future impairment of goodwill or other intangible assets. In addition, political, social turmoil, international conflicts and terrorist acts may put pressure on global economic conditions. Unstable political, social and economic conditions may make it difficult for our franchisees, customers, suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition, results of operations and cash flows could be negatively affected.

Item 1B: Unresolved Staff Comments
None.
Item 2: Properties
Snap-on maintains leased and owned manufacturing, software development, warehouse, distribution, research and development and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on’s facilities in the United States occupy approximately 3.9 million square feet, of which 75% is owned, including its corporate and general office facility located in Kenosha, Wisconsin. Snap-on’s facilities outside the United States occupy approximately 4.5 million square feet, of which approximately 73% is owned. Certain Snap-on facilities are leased through operating and finance lease agreements. See Note 17 to the Consolidated Financial Statements for information on the company’s operating and finance leases. Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

2020 ANNUAL REPORT	21

The following table provides information about our corporate headquarters and financial services operations, and each of Snap-on’s principal active manufacturing locations, distribution centers and software development locations (exceeding 50,000 square feet) as of 2020 year end:

Location	Principal Property Use	Owned/Leased	Segment*
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	SOT
Conway, Arkansas	Manufacturing and distribution	Owned	RS&I
City of Industry, California	Manufacturing	Leased	C&I
San Diego, California	Software development	Owned	RS&I
San Jose, California	Software development	Leased	RS&I
Tustin, California	Manufacturing and distribution	Leased	C&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned and leased	SOT
Libertyville, Illinois	Financial services	Leased	FS
Algona, Iowa	Manufacturing and distribution	Owned	SOT
Louisville, Kentucky	Manufacturing and distribution	Leased	RS&I
Olive Branch, Mississippi	Distribution	Owned	SOT
Carson City, Nevada	Distribution	Owned and leased	SOT
Murphy, North Carolina	Manufacturing and distribution	Owned and leased	C&I
Richfield, Ohio	Software development	Owned	RS&I
Robesonia, Pennsylvania	Distribution	Owned	SOT
Elizabethton, Tennessee	Manufacturing	Owned	SOT
Kenosha, Wisconsin	Distribution and corporate	Owned	SOT, C&I, RS&I
Milwaukee, Wisconsin	Manufacturing	Owned	SOT
Pleasant Prairie, Wisconsin	Distribution	Owned	SOT, C&I, RS&I

Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
New South Wales, Australia	Distribution and financial services	Leased	SOT, FS
Minsk, Belarus	Manufacturing	Owned	C&I
Santa Bárbara d’Oeste, Brazil	Manufacturing and distribution	Owned	RS&I
Calgary, Canada	Distribution	Leased	SOT
Mississauga, Canada	Distribution	Leased	SOT, RS&I
Beijing, China	Manufacturing and distribution	Leased	C&I
Kunshan, China	Manufacturing	Owned	C&I
Xiaoshan, China	Manufacturing	Owned	C&I
Banbury, England	Manufacturing and distribution	Owned	C&I
Bramley, England	Manufacturing	Owned	C&I
Kettering, England	Distribution and financial services	Owned and leased	SOT, C&I, FS
Sopron, Hungary	Manufacturing	Owned	RS&I
Correggio, Italy	Manufacturing	Owned	RS&I
Tokyo, Japan	Distribution	Leased	C&I
Helmond, Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Placencia, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Manufacturing and distribution	Owned	C&I
Bollnäs, Sweden	Manufacturing	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Kungsör, Sweden	Manufacturing and distribution	Owned	RS&I
Lidköping, Sweden	Manufacturing	Owned	C&I

* Segment abbreviations:
C&I – Commercial & Industrial Group    SOT – Snap-on Tools Group    RS&I – Repair Systems & Information Group FS – Financial Services

22	SNAP-ON INCORPORATED

Item 3: Legal Proceedings
Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.
Item 4: Mine Safety Disclosures
Not applicable.
PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Snap-on had 54,102,099 shares of common stock outstanding as of 2020 year end. Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.” At February 5, 2021, there were 4,400 registered holders of Snap-on common stock.

Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the fourth quarter of fiscal 2020, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, and equity plans, and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
09/27/20 to 10/24/20	—	—	—	$307.2 million
10/25/19 to 11/21/20	250,000	$165.61	250,000	$283.9 million
11/22/20 to 1/2/21	210,000	$177.42	210,000	$275.7 million
Total/Average	460,000	$171.00	460,000	N/A
______________________
N/A: Not applicable

* Subject to further adjustment pursuant to the 1996 Authorization described below, as of January 2, 2021, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $275.7 million.
•In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $169.39, $172.92 and $171.14 per share of common stock as of the end of the fiscal 2020 months ended October 24, 2020, November 21, 2020, and January 2, 2021, respectively.
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

2020 ANNUAL REPORT	23

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the fourth quarter of 2020 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.
Citibank Sales of Snap-on Stock

Period	Shares sold	Average price per share
09/27/20 to 10/24/20	—	—
10/25/19 to 11/21/20	14,000	$172.37
11/22/20 to 1/2/21	5,900	$171.10
Total/Average	19,900	$171.99

24	SNAP-ON INCORPORATED

 Five-year Stock Performance Graph
The graph below illustrates the cumulative total shareholder return on Snap-on common stock since December 31, 2015, of a $100 investment, assuming that dividends were reinvested quarterly. The graph compares Snap-on’s performance to that of the Standard & Poor’s 500 Industrials Index (“S&P 500 Industrials”) and Standard & Poor’s 500 Stock Index (“S&P 500”).

Fiscal Year Ended (1)	Snap-on Incorporated	S&P 500 Industrials	S&P 500
December 31, 2015	$100.00	$100.00	$100.00
December 31, 2016	$101.54	$118.86	$111.96
December 31, 2017	$105.24	$143.86	$136.40
December 31, 2018	$89.61	$124.74	$130.42
December 31, 2019	$107.12	$161.38	$171.49
December 31, 2020	$111.42	$179.23	$203.04
_______________________________
(1) The company’s fiscal year ends on the Saturday that is on or nearest to December 31 of each year; for ease of calculation, the fiscal year end is assumed to be December 31.

2020 ANNUAL REPORT	25

Item 6: Selected Financial Data
The selected financial data presented below has been derived from, and should be read in conjunction with, the respective historical consolidated financial statements of the company, including the notes thereto, and “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Five-year Data
(Amounts in millions, except per share data)	2020	2019	2018	2017	2016
Results of Operations
Net sales	$3,592.5	$3,730.0	$3,740.7	$3,686.9	$3,430.4
Gross profit	1,748.5	1,844.0	1,870.0	1,825.9	1,710.4
Operating expenses	1,116.6	1,127.6	1,144.0	1,161.3	1,048.0
Operating earnings before financial services	631.9	716.4	726.0	664.6	662.4
Financial services revenue	349.7	337.7	329.7	313.4	281.4
Financial services expenses	101.1	91.8	99.6	95.9	82.7
Operating earnings from financial services	248.6	245.9	230.1	217.5	198.7
Operating earnings	880.5	962.3	956.1	882.1	861.1
Interest expense	54.0	49.0	50.4	52.4	52.2
Earnings before income taxes and equity earnings	835.2	922.1	909.9	821.9	801.4
Income tax expense	189.1	211.8	214.4	250.9	244.3
Earnings before equity earnings	646.1	710.3	695.5	571.0	557.1
Equity earnings, net of tax	0.3	0.9	0.7	1.2	2.5
Net earnings	646.4	711.2	696.2	572.2	559.6
Net earnings attributable to noncontrolling interests	(19.4)	(17.7)	(16.3)	(14.5)	(13.2)
Net earnings attributable to Snap-on	627.0	693.5	679.9	557.7	546.4

Financial Position
Cash and cash equivalents	$923.4	$184.5	$140.9	$92.0	$77.6
Trade and other accounts receivable – net	640.7	694.6	692.6	675.6	598.8
Finance receivables – net (current)	530.2	530.1	518.5	505.4	472.5
Contract receivables – net (current)	112.5	100.7	98.3	96.8	88.1
Inventories – net	746.5	760.4	673.8	638.8	530.5
Property and equipment – net	526.2	521.5	495.1	484.4	425.2
Long-term finance receivables – net	1,136.3	1,103.5	1,074.4	1,039.2	934.5
Long-term contract receivables – net	374.7	360.1	344.9	322.6	286.7
Total assets	6,557.3	5,693.5	5,373.1	5,249.1	4,723.2
Notes payable and current maturities of long-term debt	268.5	202.9	186.3	433.2	301.4
Accounts payable	222.9	198.5	201.1	178.2	170.9
Long-term debt	1,182.1	946.9	946.0	753.6	708.8
Total debt	1,450.6	1,149.8	1,132.3	1,186.8	1,010.2
Total shareholders’ equity attributable to Snap-on	3,824.9	3,409.1	3,098.8	2,953.9	2,617.2

Common Share Summary
Weighted-average shares outstanding – diluted	54.8	55.9	57.3	58.6	59.4
Net earnings per share attributable to Snap-on:
Basic	$11.55	$12.59	$12.08	$9.72	$9.40
Diluted	11.44	12.41	11.87	9.52	9.20
Cash dividends paid per share	4.47	3.93	3.41	2.95	2.54
Shareholders’ equity per basic share	70.44	61.87	55.04	51.46	45.05

26	SNAP-ON INCORPORATED

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management Overview
In 2020, the COVID-19 pandemic impacted the company’s sales and earnings as a result of decreased activity in the first half of the year. By safely pursuing opportunities in the COVID-19 environment, we believe our 2020 operating results demonstrate our continued commitment to providing repeatability and reliability to a wide range of professional customers performing critical and essential tasks in workplaces of consequence. Leveraging capabilities already demonstrated in the automotive repair arena, our strategy continued to focus on developing and expanding our professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including critical industries, where the cost and penalties for failure can be high. Snap-on’s value proposition of making work easier for serious professionals is an ongoing strength as we move forward along our runways for coherent growth:
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
•Further extending to critical industries, where we continued to grow our lines of products customized for specific industries, including through acquisitions; and
•Building in emerging markets, where we continued to maintain manufacturing capacity, as well as refine product lines and distribution capabilities.
Our strategic priorities and plans for 2021 involve continuing to build on our Snap-on Value Creation Processes – our suite of strategic principles and processes we employ every day designed to create value, and employed in the areas of safety, quality, customer connection, innovation and rapid continuous improvement (“Rapid Continuous Improvement” or “RCI”). We expect to continue to deploy these processes in our existing operations as well as into our recently acquired businesses.
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
Recent Acquisitions
On September 28, 2020, Snap-on acquired substantially all of the assets of AutoCrib, Inc. (“AutoCrib”) for a cash purchase price of $35.4 million. AutoCrib, based in Tustin, California, designs, manufactures and markets asset and tool control solutions. The acquisition of AutoCrib complemented and expanded Snap-on’s existing tool control offering to customers in a variety of industrial applications, including aerospace, automotive, military, natural resources and general industry.
On January 31, 2020, Snap-on acquired substantially all of the assets related to the TreadReader product line from Sigmavision Limited (“Sigmavision”) for a cash purchase price of $5.9 million. Sigmavision designs and manufactures handheld devices and drive-over ramps that provide tire information for use in the automotive industry. The acquisition of the TreadReader product line enhanced and expanded Snap-on’s existing capabilities in serving vehicle repair facilities and expanded the company’s presence with repair shop owners and managers.

2020 ANNUAL REPORT	27

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
On August 7, 2019, Snap-on acquired Cognitran Limited (“Cognitran”) for a cash purchase price of $30.6 million (or $29.6 million, net of cash acquired), which reflects a $0.2 million working capital adjustment finalized in fiscal 2020. Cognitran, based in Chelmsford, U.K., specializes in flexible, modular and highly scalable “Software as a Service” (SaaS) products for Original Equipment Manufacturer (“OEM”) customers and their dealers, focused on the creation and delivery of service, diagnostics, parts and repair information to the OEM dealers and connected vehicle platforms. The acquisition of Cognitran enhanced and expanded Snap-on’s capabilities in providing shop efficiency solutions through integrated upstream services to OEM customers in automotive, heavy duty, agricultural and recreational applications.
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
For segment reporting purposes, the results of operations and assets of Sigmavision, Cognitran and TMB have been included in the Repair Systems & Information Group since the respective acquisition dates, and the results of operations and assets of AutoCrib and Power Hawk have been included in the Commercial & Industrial Group since the respective acquisition dates.
Pro forma financial information has not been presented for any of these acquisitions as the net effects, individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position.

Fiscal 2019 as Compared to Fiscal 2018

A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 can be found under “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on the Form 10-K for the fiscal year ended December 28, 2019, which was filed with the SEC on February 13, 2020, and is available on the SEC’s website at www.sec.gov as well as in the “Investors” section of our corporate website at www.snapon.com.
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
Fiscal Year
Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2020” or “2020” refer to the fiscal year ended January 2, 2021; references to “fiscal 2019” or “2019” refer to the fiscal year ended December 28, 2019; and references to “fiscal 2018” or “2018” refer to the fiscal year ended December 29, 2018. References in this document to 2020, 2019 and 2018 year end refer to January 2, 2021, December 28, 2019, and December 29, 2018, respectively.
Snap-on’s 2020 fiscal year contained 53 weeks of operating results with the extra week occurring in the fourth quarter. Snap-on’s 2019 and 2018 fiscal years each contained 52 weeks of operating results. The impact of the additional week of operations in fiscal 2020 was not material to Snap-on’s full year or fourth quarter total revenues or net earnings.

28	SNAP-ON INCORPORATED

Impact of COVID-19
As discussed in Part I, Item 1A: Risk Factors, the company faces risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic, which caused disruption and volatility in the global capital markets and authored an economic slowdown. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The challenges posed by the COVID-19 pandemic on the global economy increased significantly in the first quarter of 2020, impacting Snap-on’s sales volumes in most geographies and across a variety of customers, including those in automotive repair. In addition, the impact of economic uncertainty caused by COVID-19 led to an increase in the credit reserve requirements for the company’s financial services portfolio.
During the second quarter of 2020, the COVID-19 pandemic and associated government measures to limit the spread of the virus heavily impacted Snap-on’s sales and earnings and, as anticipated, resulted in substantially lower performance in that period as compared to 2019. The company accommodated its operations to the virus environment, continuing without significant disruption to serve its franchisees and other professional customers as they performed essential work, while taking what it believes to be appropriate measures to ensure the health and safety of its personnel. Snap-on also provided direct assistance to its franchisees as they accommodated the turbulence caused by the virus to enable continued service to their essential technician customers. As a result of these accommodations, the impact of the virus on operations lessened as the year progressed.
The company has invested in offsetting the virus impact, including absorbing temporary closures of certain facilities, wages for quarantined associates, event cancellation fees, as well as other related costs (collectively, “direct COVID-19-related costs” or “direct costs associated with COVID-19”). Snap-on has generally maintained its headcount, manufacturing capacity and product development, in anticipation of the return to pre-COVID-19 demand levels. The company’s supply chain and distribution channels have not been materially impacted by the pandemic, and the company has taken steps to ensure access to raw materials and components, but it cannot provide assurances with respect to the future due to the evolving nature of the pandemic.
The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.
Summary of Consolidated Performance

Consolidated net sales of $3,592.5 million in 2020, reflecting a $140.9 million, or 3.8%, decrease in organic sales and $10.9 million of unfavorable foreign currency translation, partially offset by $14.3 million of acquisition-related sales, compared to $3,730.0 million in 2019. The lower sales volume is primarily due to decreased activity in the first half of the year as a result of the initial economic impact associated with the COVID-19 pandemic.
Operating earnings before financial services of $631.9 million in 2020, including $12.5 million of exit and disposal (“restructuring”) charges, $11.9 million of direct costs associated with COVID-19 and $13.1 million of unfavorable foreign currency effects, compared to $716.4 million in 2019, which included an $11.6 million benefit from a legal settlement in a patent-related litigation matter that was being appealed (the “legal settlement”). As a percentage of net sales, operating earnings before financial services of 17.6%, compared to 19.2% last year.
Operating earnings of $880.5 million in 2020, including $12.5 million of restructuring charges, $11.9 million of direct costs associated with COVID-19 and $13.2 million of unfavorable foreign currency effects, compared to $962.3 million last year, which included the benefit from the $11.6 million legal settlement. As a percentage of revenues, operating earnings of 22.3%, compared to 23.7% last year.
Net earnings attributable to Snap-on in 2020 of $627.0 million, or $11.44 per diluted share, included a $10.3 million, or $0.19 per diluted share, after-tax charge related to restructuring actions. Net earnings attributable to Snap-on in 2019 were $693.5 million, or $12.41 per diluted share and included an $8.7 million, or $0.15 per diluted share, after-tax benefit from the legal settlement.

2020 ANNUAL REPORT	29

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Summary of Segment Performance
The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government, power generation, transportation and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. Segment net sales of $1,234.6 million in 2020, reflecting a $115.8 million, or 8.6%, organic sales decline and $3.5 million of unfavorable currency translation, partially offset by $8.2 million of acquisition-related sales, compared to $1,345.7 million in 2019. The organic sales decrease primarily includes a double-digit decline in the segment’s Asia Pacific operations, a high single-digit decrease in sales to customers in critical industries and a low single-digit decline in sales in the segment’s European-based hand tools business. Operating earnings of $153.7 million in 2020, including $6.5 million of direct costs associated with COVID-19, $6.4 million of restructuring charges and $5.8 million of unfavorable foreign currency effects, compared to $188.7 million in 2019.
The Commercial & Industrial Group intends to continue building on the following strategic priorities in 2021:

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
The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. Segment net sales of $1,643.9 million in 2020, reflecting a $32.8 million, or 2.0%, organic sales gain, partially offset by $1.8 million of unfavorable foreign currency translation, compared to $1,612.9 million in 2019. The organic sales increase reflects a low single-digit gain in the U.S. franchise operations, partially offset by a low single-digit decline in the segment’s international operations. Operating earnings of $267.7 million in 2020, including $3.5 million of direct costs associated with COVID-19, $0.6 million of restructuring charges and $5.4 million of unfavorable foreign currency effects, compared to $245.8 million in 2019.
In 2021, the Snap-on Tools Group intends to continue these initiatives, with specific focus on the following:

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
The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealership service and repair shops (“OEM dealerships”) through direct and distributor channels. Segment net sales of $1,238.2 million in 2020, reflecting a $97.6 million, or 7.3%, organic sales decline and $4.8 million of unfavorable foreign currency translation, partially offset by $6.1 million of acquisition-related sales, compared to $1,334.5 million in 2019. The organic sales decrease includes double-digit declines in both sales of undercar equipment and in sales to OEM dealerships. Sales of diagnostic and repair information products to independent repair shop owners and managers were essentially flat. Operating earnings of $298.0 million in 2020, including $5.5 million of costs related to restructuring actions, $1.2 million of direct costs associated with COVID-19 and $1.9 million of unfavorable foreign currency effects, compared to $342.7 million in 2019.

30	SNAP-ON INCORPORATED

The Repair Systems & Information Group intends to focus on the following strategic priorities in 2021:

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
Financial Services revenue was $349.7 million in 2020 and $337.7 million in 2019. Originations of $1,036.6 million in 2020 increased $4.8 million, or 0.5%, from 2019 levels. Operating earnings from financial services in 2020 of $248.6 million, compared to $245.9 million last year. In 2020, financial services expenses included higher provisions for credit losses related to the company’s adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), and $2.6 million of higher credit reserve requirements associated with the COVID-19 pandemic, which were recorded in the first quarter of 2020. Snap-on continues to grow its financial services portfolio by providing financing for finance and contract receivables originated by our global financial services operations.
Financial Services intends to focus on the following strategic priorities in 2021:

•Delivering financial products and services that attract and sustain profitable franchisees and support Snap-on’s strategies for expanding market coverage and penetration;
•Improving productivity levels and ensuring high quality in all financial products and processes through the use of RCI initiatives; and
•Maintaining healthy portfolio performance levels.
Cash Flows
Net cash provided by operating activities of $1,008.6 million in 2020 increased $334.0 million from $674.6 million in 2019. The $334.0 million increase is primarily due to $430.2 million from net changes in operating assets and liabilities, partially offset by a $64.8 million decrease in net earnings.
Net cash used by investing activities of $187.8 million in 2020 included additions to finance receivables of $835.0 million, partially offset by collections of $750.3 million, as well as a total of $41.5 million for the acquisitions of Sigmavision and AutoCrib and a $0.2 million working capital adjustment for the 2019 Cognitran acquisition. Net cash used by investing activities of $222.1 million in 2019 included additions to finance receivables of $841.9 million, partially offset by collections of $754.3 million, as well as a total of $38.6 million (net of $1.0 million of cash acquired) for the acquisitions of TMB, Power Hawk and Cognitran. Capital expenditures in 2020 and 2019 totaled $65.6 million and $99.4 million, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic growth initiatives and Value Creation Processes around safety, quality, customer connection, innovation and RCI.
Net cash used by financing activities of $84.3 million in 2020 included $243.3 million for dividend payments to shareholders, $187.2 million for repayments of notes payable and other short-term borrowings and $174.3 million for the repurchase of 1,109,000 shares of Snap-on’s common stock. These amounts were partially offset by Snap-on’s sale, on April 27, 2020, of $500 million of unsecured 3.10% notes that mature on May 1, 2050 (the “2050 Notes”) at a discount, from which Snap-on received $489.9 million of net proceeds, reflecting $4.4 million of transaction costs, and $55.8 million of proceeds from stock purchase and option plan exercises. Net cash used by financing activities of $409.4 million in 2019 included $238.4 million for the repurchase of 1,495,000 shares of Snap-on’s common stock and $216.6 million for dividend payments to shareholders, partially offset by $51.4 million of proceeds from stock purchase and option plan exercises and $17.6 million of net proceeds from other short-term borrowings.

2020 ANNUAL REPORT	31

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
2020 vs. 2019
Results of operations for 2020 and 2019 are as follows:

(Amounts in millions)	2020		2019		Change
Net sales	$3,592.5	100.0%	$3,730.0	100.0%	$(137.5)	(3.7)%
Cost of goods sold	(1,844.0)	(51.3)%	(1,886.0)	(50.6)%	42.0	2.2%
Gross profit	1,748.5	48.7%	1,844.0	49.4%	(95.5)	(5.2)%
Operating expenses	(1,116.6)	(31.1)%	(1,127.6)	(30.2)%	11.0	1.0%
Operating earnings before financial services	631.9	17.6%	716.4	19.2%	(84.5)	(11.8)%

Financial services revenue	349.7	100.0%	337.7	100.0%	12.0	3.6%
Financial services expenses	(101.1)	(28.9)%	(91.8)	(27.2)%	(9.3)	(10.1)%
Operating earnings from financial services	248.6	71.1%	245.9	72.8%	2.7	1.1%

Operating earnings	880.5	22.3%	962.3	23.7%	(81.8)	(8.5)%
Interest expense	(54.0)	(1.3)%	(49.0)	(1.2)%	(5.0)	(10.2)%
Other income (expense) – net	8.7	0.2%	8.8	0.2%	(0.1)	(1.1)%
Earnings before income taxes and equity earnings	835.2	21.2%	922.1	22.7%	(86.9)	(9.4)%
Income tax expense	(189.1)	(4.8)%	(211.8)	(5.2)%	22.7	10.7%
Earnings before equity earnings	646.1	16.4%	710.3	17.5%	(64.2)	(9.0)%
Equity earnings, net of tax	0.3	—	0.9	—	(0.6)	(66.7)%
Net earnings	646.4	16.4%	711.2	17.5%	(64.8)	(9.1)%
Net earnings attributable to noncontrolling interests	(19.4)	(0.5)%	(17.7)	(0.5)%	(1.7)	(9.6)%
Net earnings attributable to Snap-on Inc.	$627.0	15.9%	$693.5	17.0%	$(66.5)	(9.6)%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $3,592.5 million in 2020, reflecting a $140.9 million, or 3.8%, decrease in organic sales and $10.9 million of unfavorable foreign currency translation, partially offset by $14.3 million of acquisition-related sales, compared to $3,730.0 million in 2019. The lower sales volume is primarily due to decreased activity in the first half of the year as a result of the initial economic impact associated with the COVID-19 pandemic.
Gross profit of $1,748.5 million in 2020, including $7.1 million of restructuring costs, $6.2 million of direct costs associated with COVID-19 and $15.6 million of unfavorable foreign currency effects, compared to $1,844.0 million in 2019. Gross margin (gross profit as a percentage of net sales) of 48.7% in 2020 declined 70 basis points (100 basis points (“bps”) equals 1.0 percent) from last year primarily due to the impact of lower sales volumes, including costs to maintain manufacturing capacity, 20 bps from costs related to restructuring actions outside of the United States, 10 bps of direct costs associated with COVID-19 and 30 bps of unfavorable foreign currency effects. These decreases were partially offset by benefits from the company’s RCI initiatives.
Operating expenses of $1,116.6 million in 2020, including $5.7 million of direct costs associated with COVID-19 and $5.4 million of restructuring charges, compared to $1,127.6 million in 2019, which included the $11.6 million benefit related to the legal settlement. Operating expenses as a percentage of net sales of 31.1% in 2020 increased 90 bps from last year primarily due to lower sales volumes, 30 bps of a non-recurring benefit from the legal settlement in 2019, 20 bps of direct costs associated with COVID-19 and 10 bps of costs from restructuring actions. These items were partially offset by savings from cost containment actions in response to lower sales volumes.

32	SNAP-ON INCORPORATED

Operating earnings before financial services of $631.9 million in 2020, including $12.5 million of restructuring charges, $11.9 million of direct costs associated with COVID-19 and $13.1 million of unfavorable foreign currency effects, compared to $716.4 million in 2019, which benefited from the $11.6 million legal settlement. As a percentage of net sales, operating earnings before financial services of 17.6%, including 30 bps of costs from restructuring actions, 30 bps of direct costs associated with COVID-19 and 30 bps of unfavorable foreign currency effects, compared to 19.2% last year, which included 30 bps of a non-recurring benefit from the legal settlement.
Financial services revenue of $349.7 million in 2020 compared to $337.7 million last year. Financial services operating earnings of $248.6 million in 2020, including a $2.6 million charge for higher credit reserve requirements associated with the impact of the COVID-19 pandemic recorded in the first quarter of 2020, and $0.1 million of unfavorable foreign currency effects, compared to $245.9 million last year.
Operating earnings of $880.5 million in 2020, including $12.5 million of restructuring charges, $11.9 million of direct costs associated with COVID-19 and $13.2 million of unfavorable foreign currency effects, compared to $962.3 million last year, which included a benefit from the $11.6 million legal settlement. As a percentage of revenues, operating earnings of 22.3%, including 30 bps of costs from restructuring actions, 30 bps of direct costs associated with COVID-19 and 30 bps of unfavorable foreign currency effects, compared to 23.7% last year, which included 30 bps of a non-recurring benefit from the legal settlement.
Interest expense in 2020 increased $5.0 million from last year. See Note 10 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 18 to the Consolidated Financial Statements for information on other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on in 2020 was 23.2%, which included a 10 bps increase related to restructuring actions. The 2019 effective tax rate was 23.4%. See Note 9 to the Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on in 2020 of $627.0 million, or $11.44 per diluted share, included a $10.3 million, or $0.19 per diluted share, after-tax charge related to restructuring actions. Net earnings attributable to Snap-on in 2019 were $693.5 million, or $12.41 per diluted share, and included an $8.7 million, or $0.15 per diluted share, after-tax benefit from the legal settlement.
Exit and Disposal Activities
Snap-on recorded costs for exit and disposal activities outside of the United States of $12.5 million in 2020. Snap-on did not record any costs for exit and disposal activities in 2019. See Note 8 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.
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

2020 ANNUAL REPORT	33

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Commercial & Industrial Group

(Amounts in millions)	2020		2019		Change
External net sales	$951.4	77.1%	$1,038.2	77.1%	$(86.8)	(8.4)%
Intersegment net sales	283.2	22.9%	307.5	22.9%	(24.3)	(7.9)%
Segment net sales	1,234.6	100.0%	1,345.7	100.0%	(111.1)	(8.3)%
Cost of goods sold	(781.2)	(63.3)%	(833.8)	(62.0)%	52.6	6.3%
Gross profit	453.4	36.7%	511.9	38.0%	(58.5)	(11.4)%
Operating expenses	(299.7)	(24.3)%	(323.2)	(24.0)%	23.5	7.3%
Segment operating earnings	$153.7	12.4%	$188.7	14.0%	$(35.0)	(18.5)%
Segment net sales of $1,234.6 million in 2020, reflecting a $115.8 million, or 8.6%, organic sales decline and $3.5 million of unfavorable currency translation, partially offset by $8.2 million of acquisition-related sales, compared to $1,345.7 million in 2019. The organic sales decrease primarily includes a double-digit decline in the segment’s Asia Pacific operations, a high single-digit decrease in sales to customers in critical industries and a low single-digit decline in sales in the segment’s European-based hand tools business.
Segment gross margin of 36.7% in 2020 declined 130 bps from last year primarily due to the impact of decreased sales volumes, including lower utilization of manufacturing capacity, 60 bps from $6.4 million of costs related to restructuring actions in the segment’s European-based hand tools business, 30 bps for direct COVID-19-related costs and 40 bps of unfavorable foreign currency effects. These items were partially offset by material cost savings and benefits from RCI initiatives.
Segment operating expenses as a percentage of net sales of 24.3% in 2020, including 30 bps of direct costs associated with COVID-19, compared to 24.0% in 2019.
As a result of these factors, segment operating earnings of $153.7 million in 2020, including $6.5 million of direct costs associated with COVID-19, $6.4 million of restructuring charges and $5.8 million of unfavorable foreign currency effects, compared to $188.7 million in 2019. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 12.4% in 2020 compared to 14.0% in 2019.
Snap-on Tools Group

(Amounts in millions)	2020		2019		Change
Segment net sales	$1,643.9	100.0%	$1,612.9	100.0%	$31.0	1.9%
Cost of goods sold	(932.1)	(56.7)%	(914.3)	(56.7)%	(17.8)	(1.9)%
Gross profit	711.8	43.3%	698.6	43.3%	13.2	1.9%
Operating expenses	(444.1)	(27.0)%	(452.8)	(28.1)%	8.7	1.9%
Segment operating earnings	$267.7	16.3%	$245.8	15.2%	$21.9	8.9%
Segment net sales of $1,643.9 million in 2020, reflecting a $32.8 million, or 2.0%, organic sales gain, partially offset by $1.8 million of unfavorable foreign currency translation, compared to $1,612.9 million in 2019. The organic sales increase reflects a low single-digit gain in the U.S. franchise operations, which more than overcame the impacts of the ongoing COVID-19 pandemic, partially offset by a low single-digit decline in the segment’s international operations.
Segment gross margin in 2020 of 43.3%, including 30 bps of unfavorable foreign currency effects, was unchanged from last year.
Segment operating expenses as a percentage of net sales of 27.0% in 2020 improved 110 bps from last year primarily due to savings from cost containment actions.
As a result of these factors, segment operating earnings of $267.7 million in 2020, including $3.5 million of direct costs associated with COVID-19, $0.6 million of restructuring charges and $5.4 million of unfavorable foreign currency effects, compared to $245.8 million in 2019. Operating margin for the Snap-on Tools Group of 16.3% in 2020 compared to 15.2% last year.

34	SNAP-ON INCORPORATED

Repair Systems & Information Group

(Amounts in millions)	2020		2019		Change
External net sales	$997.2	80.5%	$1,078.9	80.8%	$(81.7)	(7.6)%
Intersegment net sales	241.0	19.5%	255.6	19.2%	(14.6)	(5.7)%
Segment net sales	1,238.2	100.0%	1,334.5	100.0%	(96.3)	(7.2)%
Cost of goods sold	(654.9)	(52.9)%	(701.0)	(52.5)%	46.1	6.6%
Gross profit	583.3	47.1%	633.5	47.5%	(50.2)	(7.9)%
Operating expenses	(285.3)	(23.0)%	(290.8)	(21.8)%	5.5	1.9%
Segment operating earnings	$298.0	24.1%	$342.7	25.7%	$(44.7)	(13.0)%
Segment net sales of $1,238.2 million in 2020, reflecting a $97.6 million, or 7.3%, organic sales decline and $4.8 million of unfavorable foreign currency translation, partially offset by $6.1 million of acquisition-related sales, compared to $1,334.5 million in 2019. The organic sales decrease includes double-digit declines in both sales of undercar equipment and in sales to OEM dealerships. Sales of diagnostic and repair information products to independent repair shop owners and managers were essentially flat.
Segment gross margin in 2020 of 47.1%, including 10 bps from $0.7 million of costs from restructuring actions in Europe and 10 bps of unfavorable foreign currency effects, declined 40 bps from last year.
Segment operating expenses as a percentage of net sales of 23.0% in 2020 increased 120 bps from last year primarily due to the impact of lower sales volumes and 30 bps related to $4.8 million of costs from restructuring actions, partially offset by savings from cost containment and RCI initiatives.
As a result of these factors, segment operating earnings of $298.0 million in 2020, including $5.5 million of costs related to restructuring actions, $1.2 million of direct costs associated with COVID-19 and $1.9 million of unfavorable foreign currency effects, compared to $342.7 million last year. Operating margin for the Repair Systems & Information Group was 24.1% in 2020 compared to 25.7% in 2019.
Financial Services

(Amounts in millions)	2020		2019		Change
Financial services revenue	$349.7	100.0%	$337.7	100.0%	$12.0	3.6%
Financial services expenses	(101.1)	(28.9)%	(91.8)	(27.2)%	(9.3)	(10.1)%
Segment operating earnings	$248.6	71.1%	$245.9	72.8%	$2.7	1.1%

Financial services revenue of $349.7 million in 2020 increased $12.0 million, or 3.6%, from last year, primarily reflecting $13.9 million of higher revenue as a result of growth of the company’s financial services portfolio, partially offset by $1.9 million of decreased revenue from lower average portfolio yields. In 2020 and 2019, the respective average yields on finance receivables were 17.7% and 17.6%, and the respective average yields on contract receivables were 8.5% and 9.1%. The lower yield on contract receivables in 2020 includes the impact of business operation support loans provided to franchisees in the second quarter of 2020 in response to the COVID-19 environment. Financial Services continues to work closely with franchisees and customers to support those adversely impacted by the ongoing COVID-19 pandemic. Originations of $1,036.6 million in 2020 increased $4.8 million, or 0.5%, from 2019 levels.
Financial services expenses primarily include personnel-related and other general and administrative costs, as well as expenses for credit losses. These expenses are generally more dependent on changes in the financial services portfolio than they are on the revenue of the segment. Financial services expenses in 2020 increased $9.3 million from last year primarily due to increases in the provisions for credit losses including the company’s adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), $2.6 million of higher credit reserve requirements associated with the COVID-19 pandemic, recorded in the first quarter of 2020, as well as higher variable compensation and other costs. As a percentage of the average financial services portfolio, financial services expenses were 4.6% and 4.3% in 2020 and 2019, respectively.
Financial services operating earnings of $248.6 million in 2020, including $0.1 million of unfavorable foreign currency effects, increased $2.7 million, or 1.1%, from 2019 levels.
See Note 1 and Note 4 to the Consolidated Financial Statements for further information on financial services.

2020 ANNUAL REPORT	35

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Corporate
Snap-on’s general corporate expenses in 2020 of $87.5 million compared to $60.8 million last year, which included an $11.6 million non-recurring benefit from the legal settlement recorded in the first quarter of 2019. The year-over-year increase in general corporate expenses primarily reflects higher variable compensation, brand building and other costs.
Fourth Quarter
Results of operations for the fourth quarters of 2020 and 2019 are as follows:

	Fourth Quarter
(Amounts in millions)	2020		2019		Change
Net sales	$1,074.4	100.0%	$955.2	100.0%	$119.2	12.5%
Cost of goods sold	(558.2)	(52.0)%	(504.7)	(52.8)%	(53.5)	(10.6)%
Gross profit	516.2	48.0%	450.5	47.2%	65.7	14.6%
Operating expenses	(300.0)	(27.9)%	(279.1)	(29.3)%	(20.9)	(7.5)%
Operating earnings before financial services	216.2	20.1%	171.4	17.9%	44.8	26.1%

Financial services revenue	93.4	100.0%	83.9	100.0%	9.5	11.3%
Financial services expenses	(24.9)	(26.7)%	(21.7)	(25.9)%	(3.2)	(14.7)%
Operating earnings from financial services	68.5	73.3%	62.2	74.1%	6.3	10.1%

Operating earnings	284.7	24.4%	233.6	22.5%	51.1	21.9%
Interest expense	(15.4)	(1.3)%	(12.1)	(1.2)%	(3.3)	(27.3)%
Other income (expense) – net	2.4	0.2%	2.4	0.2%	—	—
Earnings before income taxes and equity earnings	271.7	23.3%	223.9	21.5%	47.8	21.3%
Income tax expense	(58.2)	(5.0)%	(48.9)	(4.7)%	(9.3)	(19.0)%
Earnings before equity earnings	213.5	18.3%	175.0	16.8%	38.5	22.0%
Equity earnings, net of tax	0.3	—	—	—	0.3	—
Net earnings	213.8	18.3%	175.0	16.8%	38.8	22.2%
Net earnings attributable to noncontrolling interests	(4.9)	(0.4)%	(4.4)	(0.4)%	(0.5)	(11.4)%
Net earnings attributable to Snap-on Inc.	$208.9	17.9%	$170.6	16.4%	$38.3	22.5%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $1,074.4 million in the fourth quarter of 2020, reflecting a $102.1 million, or 10.6%, organic sales gain, $7.5 million of acquisition-related sales and $9.6 million of favorable foreign currency translation, compared to $955.2 million in 2019.
Gross profit of $516.2 million in the fourth quarter of 2020, including $0.9 million of direct costs associated with COVID-19 and $1.5 million of favorable foreign currency effects, compared to $450.5 million last year. Gross margin of 48.0% in the quarter improved 80 bps from 2019 primarily due to the impact of higher sales volumes and benefits from the company’s RCI initiatives, partially offset by 30 bps of unfavorable foreign currency effects.
Operating expenses of $300.0 million in the fourth quarter of 2020, including $1.9 million of direct costs associated with COVID-19, $1.0 million of restructuring charges in Europe and $3.0 million of unfavorable foreign currency effects, compared to $279.1 million in the fourth quarter of 2019. Operating expenses as a percentage of net sales of 27.9% in the quarter improved 140 bps from last year primarily due to the effects of higher sales volumes.
Operating earnings before financial services of $216.2 million in the fourth quarter of 2020, including $2.8 million of direct costs associated with COVID-19, $1.0 million of restructuring costs and $1.5 million of unfavorable foreign currency effects, compared to $171.4 million last year. As a percentage of net sales, operating earnings before financial services of 20.1%, including 30 bps of direct costs associated with COVID-19, 10 bps of costs from restructuring actions and 30 bps of unfavorable foreign currency effects in the quarter, improved 220 bps compared to 17.9% last year.

36	SNAP-ON INCORPORATED

Financial services revenue of $93.4 million in the fourth quarter of 2020 compared to $83.9 million in 2019. Financial services operating earnings of $68.5 million in the fourth quarter of 2020, including $0.2 million of favorable foreign currency effects, compared to $62.2 million last year.
Operating earnings of $284.7 million in the fourth quarter of 2020, including $2.8 million of direct costs associated with COVID-19, $1.0 million of restructuring charges and $1.3 million of unfavorable foreign currency effects, compared to $233.6 million last year. As a percentage of revenues, operating earnings of 24.4% in the quarter, including 20 bps of direct costs associated with COVID-19, 10 bps of costs from restructuring actions and 30 bps of unfavorable foreign currency effects, compared to 22.5% last year.
Interest expense in the fourth quarter of 2020 increased $3.3 million from last year. See Note 10 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 18 to the Consolidated Financial Statements for information on other income (expense) – net.
Snap-on’s fourth quarter 2020 effective income tax rate on earnings attributable to Snap-on was 21.8%, which included a 10 bps increase related to restructuring actions, compared to 22.3% in 2019. See Note 9 to the Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on in the fourth quarter of 2020 of $208.9 million, or $3.82 per diluted share, included a $1.0 million, or $0.02 per diluted share, after-tax charge related to restructuring actions. Net earnings attributable to Snap-on in the fourth quarter of 2019 were $170.6 million, or $3.08 per diluted share.
Exit and Disposal Activities
Snap-on recorded costs for exit and disposal activities in Europe of $1.0 million in the three months ended January 2, 2021. Snap-on did not record any exit and disposal costs for the three months ended December 28, 2019. See Note 8 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.
Segment Results
Commercial & Industrial Group

	Fourth Quarter
(Amounts in millions)	2020		2019		Change
External net sales	$284.2	78.0%	$268.7	76.1%	$15.5	5.8%
Intersegment net sales	80.2	22.0%	84.2	23.9%	(4.0)	(4.8)%
Segment net sales	364.4	100.0%	352.9	100.0%	11.5	3.3%
Cost of goods sold	(226.6)	(62.2)%	(227.5)	(64.5)%	0.9	0.4%
Gross profit	137.8	37.8%	125.4	35.5%	12.4	9.9%
Operating expenses	(81.6)	(22.4)%	(80.4)	(22.7)%	(1.2)	(1.5)%
Segment operating earnings	$56.2	15.4%	$45.0	12.8%	$11.2	24.9%
Segment net sales of $364.4 million in the fourth quarter of 2020 increased $11.5 million, or 3.3%, from 2019 levels, including $7.5 million of acquisition-related sales and $6.5 million of favorable foreign currency translation, partially offset by a $2.5 million, or 0.7%, organic sales decline. The organic sales decrease primarily includes a mid single-digit decline in the segment’s Asia Pacific operations and a low single-digit decline in sales to customers in critical industries, partially offset by a double-digit increase in sales in the segment’s European-based hand tools business.
Segment gross margin in the fourth quarter of 2020 of 37.8% improved 230 bps from last year primarily due to increased sales in higher gross margin businesses and benefits from the segment’s RCI initiatives. These items were partially offset by 20 bps of direct costs associated with COVID-19 and 60 bps of unfavorable foreign currency effects.

Segment operating expenses as a percentage of net sales of 22.4% in the fourth quarter improved 30 bps as compared to last year.

2020 ANNUAL REPORT	37

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As a result of these factors, segment operating earnings of $56.2 million in the fourth quarter of 2020, including $1.0 million of direct costs associated with COVID-19 and $1.3 million of unfavorable foreign currency effects, increased $11.2 million from 2019 levels. Operating margin for the Commercial & Industrial Group of 15.4% in the quarter compared to 12.8% last year.
Snap-on Tools Group

	Fourth Quarter
(Amounts in millions)	2020		2019		Change
Segment net sales	$494.9	100.0%	$411.7	100.0%	$83.2	20.2%
Cost of goods sold	(282.8)	(57.1)%	(246.3)	(59.8)%	(36.5)	(14.8)%
Gross profit	212.1	42.9%	165.4	40.2%	46.7	28.2%
Operating expenses	(118.5)	(24.0)%	(111.1)	(27.0)%	(7.4)	(6.7)%
Segment operating earnings	$93.6	18.9%	$54.3	13.2%	$39.3	72.4%

Segment net sales of $494.9 million in the fourth quarter of 2020, reflecting an $81.0 million, or 19.6%, organic sales increase and $2.2 million of favorable foreign currency translation, compared to $411.7 million in the fourth quarter of 2019. The organic sales increase reflects a double-digit gain in both the segment’s U.S. and international operations.
Segment gross margin in the fourth quarter of 42.9% improved 270 bps from last year primarily due to higher sales volumes and benefits from the company’s RCI initiatives.
Segment operating expenses as a percentage of net sales of 24.0% in the fourth quarter improved 300 bps from last year primarily due to the impact of higher sales volumes and savings from cost containment actions.
As a result of these factors, segment operating earnings of $93.6 million in the fourth quarter of 2020, including $1.2 million of direct costs associated with COVID-19, increased $39.3 million from 2019 levels. Operating margin for the Snap-on Tools Group of 18.9% in the quarter compared to 13.2% last year.
Repair Systems & Information Group

	Fourth Quarter
(Amounts in millions)	2020		2019		Change
External net sales	$295.3	81.8%	$274.8	82.0%	$20.5	7.5%
Intersegment net sales	65.8	18.2%	60.2	18.0%	5.6	9.3%
Segment net sales	361.1	100.0%	335.0	100.0%	26.1	7.8%
Cost of goods sold	(194.8)	(53.9)%	(175.3)	(52.3)%	(19.5)	(11.1)%
Gross profit	166.3	46.1%	159.7	47.7%	6.6	4.1%
Operating expenses	(76.3)	(21.2)%	(72.5)	(21.7)%	(3.8)	(5.2)%
Segment operating earnings	$90.0	24.9%	$87.2	26.0%	$2.8	3.2%
Segment net sales of $361.1 million in the fourth quarter of 2020, reflecting a $23.7 million, or 7.0%, organic sales increase and $2.4 million of favorable foreign currency translation, compared to $335.0 million in the fourth quarter of 2019. The organic sales increase includes a double-digit gain in sales to OEM dealerships and a high single-digit increase in sales of diagnostic and repair information products to independent repair shop owners and managers, partially offset by a low single-digit decrease in sales of undercar equipment.
Segment gross margin in the fourth quarter of 46.1%, including 10 bps of unfavorable foreign currency effects, decreased 160 bps from last year primarily due to the impact of higher sales in lower gross margin businesses.
Segment operating expenses as a percentage of net sales of 21.2% in the fourth quarter improved 50 bps from last year primarily due to the impact of higher sales volumes, partially offset by 30 bps related to $1.0 million of costs from restructuring actions in Europe and 10 bps of unfavorable foreign currency effects.

38	SNAP-ON INCORPORATED

As a result of these factors, segment operating earnings of $90.0 in the fourth quarter of 2020, including $1.0 million of costs related to restructuring actions, $0.2 million of direct costs associated with COVID-19 and $0.2 million of unfavorable foreign currency effects, compared to $87.2 million in 2019. Operating margin for the Repair Systems & Information Group of 24.9% in the quarter compared to 26.0% last year.
Financial Services

	Fourth Quarter
(Amounts in millions)	2020		2019		Change
Financial services revenue	$93.4	100.0%	$83.9	100.0%	$9.5	11.3%
Financial services expenses	(24.9)	(26.7)%	(21.7)	(25.9)%	(3.2)	(14.7)%
Segment operating earnings	$68.5	73.3%	$62.2	74.1%	$6.3	10.1%
Financial services revenue of $93.4 million in the fourth quarter of 2020 increased $9.5 million, or 11.3%, from last year, primarily reflecting $9.4 million of higher revenue as a result of an additional week of interest income from the 53-week 2020 fiscal year, growth in the company’s financial services portfolio and $0.1 million of increased revenue from higher average portfolio yields. In the fourth quarters of 2020 and 2019, the respective average yields on finance receivables were 17.7% and 17.5%, and the respective average yields on contract receivables were 8.5% and 9.2%. The lower yield on contract receivables in 2020 includes the impact of business operations support loans that were provided to franchisees in the second quarter of 2020 in response to the COVID-19 environment. Originations of $272.4 million in the fourth quarter of 2020 increased $10.0 million, or 3.8%, from 2019 levels.
Financial services expenses in the fourth quarter of 2020 increased $3.2 million from last year primarily due to higher variable compensation and other costs, partially offset by lower provisions for credit losses. As a percentage of the average financial services portfolio, financial services expenses were 1.1% and 1.0% for the fourth quarters of 2020 and 2019, respectively.
Financial services operating earnings of $68.5 million in the fourth quarter of 2020, including $0.2 million of favorable foreign currency effects, increased $6.3 million, or 10.1%, from 2019 levels.
See Note 1 and Note 4 to the Consolidated Financial Statements for further information on financial services.
Corporate
Snap-on’s fourth quarter 2020 general corporate expenses of $23.6 million compared to $15.1 million last year. The year-over-year increase in general corporate expenses is primarily due to higher stock-based and variable compensation costs.

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

2020 ANNUAL REPORT	39

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Statements of Earnings information for 2020, 2019 and 2018 is as follows:

	Operations*			Financial Services
(Amounts in millions)	2020	2019	2018	2020	2019	2018
Net sales	$3,592.5	$3,730.0	$3,740.7	$—	$—	$—
Cost of goods sold	(1,844.0)	(1,886.0)	(1,870.7)	—	—	—
Gross profit	1,748.5	1,844.0	1,870.0	—	—	—
Operating expenses	(1,116.6)	(1,127.6)	(1,144.0)	—	—	—
Operating earnings before financial services	631.9	716.4	726.0	—	—	—

Financial services revenue	—	—	—	349.7	337.7	329.7
Financial services expenses	—	—	—	(101.1)	(91.8)	(99.6)
Operating earnings from financial services	—	—	—	248.6	245.9	230.1

Operating earnings	631.9	716.4	726.0	248.6	245.9	230.1
Interest expense	(53.8)	(48.8)	(50.1)	(0.2)	(0.2)	(0.3)
Intersegment interest income (expense) – net	68.5	70.5	69.7	(68.5)	(70.5)	(69.7)
Other income (expense) – net	8.5	8.9	4.1	0.2	(0.1)	0.1
Earnings before income taxes and equity earnings	655.1	747.0	749.7	180.1	175.1	160.2
Income tax expense	(142.7)	(166.6)	(173.1)	(46.4)	(45.2)	(41.3)
Earnings before equity earnings	512.4	580.4	576.6	133.7	129.9	118.9
Financial services – net earnings attributable to Snap-on	133.7	129.9	118.9	—	—	—
Equity earnings, net of tax	0.3	0.9	0.7	—	—	—
Net earnings	646.4	711.2	696.2	133.7	129.9	118.9
Net earnings attributable to noncontrolling interests	(19.4)	(17.7)	(16.3)	—	—	—
Net earnings attributable to Snap-on	$627.0	$693.5	$679.9	$133.7	$129.9	$118.9

* Snap-on with Financial Services on the equity method.

40	SNAP-ON INCORPORATED

Non-GAAP Supplemental Consolidating Data – Supplemental Balance Sheet Information as of 2020 and 2019 year end is as follows:

	Operations*		Financial Services
(Amounts in millions)	2020	2019	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$923.2	$184.4	$0.2	$0.1
Intersegment receivables	14.6	14.2	0.2	—
Trade and other accounts receivable – net	639.7	693.5	1.0	1.1
Finance receivables – net	—	—	530.2	530.1
Contract receivables – net	7.0	6.8	105.5	93.9
Inventories – net	746.5	760.4	—	—
Prepaid expenses and other assets	131.1	111.8	7.8	7.0
Total current assets	2,462.1	1,771.1	644.9	632.2

Property and equipment – net	524.4	519.8	1.8	1.7
Operating lease right-of-use assets	49.7	52.9	2.2	2.7
Investment in Financial Services	349.8	340.5	—	—
Deferred income tax assets	27.6	32.7	22.7	19.6
Intersegment long-term notes receivable	316.9	755.5	—	—
Long-term finance receivables – net	—	—	1,136.3	1,103.5
Long-term contract receivables – net	12.4	16.0	362.3	344.1
Goodwill	982.4	913.8	—	—
Other intangibles – net	260.8	243.9	—	—
Other assets	103.9	73.0	0.1	0.2
Total assets	$5,090.0	$4,719.2	$2,170.3	$2,104.0

* Snap-on with Financial Services on the equity method.

2020 ANNUAL REPORT	41

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Balance Sheet Information (continued):

	Operations*		Financial Services
(Amounts in millions)	2020	2019	2020	2019
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$18.5	$202.9	$250.0	$—
Accounts payable	222.3	197.3	0.6	1.2
Intersegment payables	—	—	14.8	14.2
Accrued benefits	59.7	53.2	—	0.1
Accrued compensation	87.2	52.2	2.7	1.7
Franchisee deposits	78.4	68.2	—	—
Other accrued liabilities	418.8	353.7	35.9	25.7
Total current liabilities	884.9	927.5	304.0	42.9

Long-term debt and intersegment long-term debt	—	—	1,499.0	1,702.4
Deferred income tax liabilities	70.4	69.3	—	—
Retiree health care benefits	34.5	33.6	—	—
Pension liabilities	127.1	122.1	—	—
Operating lease liabilities	31.6	34.5	2.4	3.0
Other long-term liabilities	94.9	101.4	15.1	15.2
Total liabilities	1,243.4	1,288.4	1,820.5	1,763.5

Total shareholders’ equity attributable to Snap-on	3,824.9	3,409.1	349.8	340.5
Noncontrolling interests	21.7	21.7	—	—
Total equity	3,846.6	3,430.8	349.8	340.5
Total liabilities and equity	$5,090.0	$4,719.2	$2,170.3	$2,104.0

* Snap-on with Financial Services on the equity method.

42	SNAP-ON INCORPORATED

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
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on February 5, 2021, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, based on current macroeconomic conditions resulting from the ongoing uncertainty caused by the COVID-19 pandemic, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.
The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.
As of 2020 year end, working capital (current assets less current liabilities) of $1,918.1 million increased $485.2 million from $1,432.9 million as of 2019 year end primarily as a result of other net changes in working capital discussed below.
The following represents the company’s working capital position as of 2020 and 2019 year end:

(Amounts in millions)	2020	2019
Cash and cash equivalents	$923.4	$184.5
Trade and other accounts receivable – net	640.7	694.6
Finance receivables – net	530.2	530.1
Contract receivables – net	112.5	100.7
Inventories – net	746.5	760.4
Prepaid expenses and other assets	129.7	110.2
Total current assets	3,083.0	2,380.5

Notes payable and current maturities of long-term debt	(268.5)	(202.9)
Accounts payable	(222.9)	(198.5)
Other current liabilities	(673.5)	(546.2)
Total current liabilities	(1,164.9)	(947.6)
Working capital	$1,918.1	$1,432.9
Cash and cash equivalents of $923.4 million as of 2020 year end increased $738.9 million from 2019 year-end levels primarily due to: (i) $1,008.6 million of cash generated from operations; (ii) $750.3 million of cash from collections of finance receivables; (iii) $489.9 million of net proceeds from the 2050 Notes; and (iv) $55.8 million of cash proceeds from stock purchase and option plan exercises. These increases in cash and cash equivalents were partially offset by: (i) the funding of $835.0 million of new finance receivables; (ii) dividend payments to shareholders of $243.3 million; (iii) $187.2 million of net repayments on other short-term borrowings; (iv) the repurchase of 1,109,000 shares of the company’s common stock for $174.3 million; (v) the funding of $65.6 million of capital expenditures; and (vi) the funding of $41.5 million for acquisitions.
Of the $923.4 million of cash and cash equivalents as of 2020 year end, $262.7 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act (“Tax Act”) generally eliminated U.S. federal taxation on dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it can be accomplished in a tax efficient manner.

2020 ANNUAL REPORT	43

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Trade and other accounts receivable – net of $640.7 million as of 2020 year end decreased $53.9 million from 2019 year-end levels primarily due to the impact of lower sales volume as a result of the COVID-19 pandemic and collections of amounts due, partially offset by $5.1 million of receivables related to acquisitions and $13.0 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 64 days and 67 days at the respective 2020 and 2019 year ends.
The current portions of net finance and contract receivables of $642.7 million as of 2020 year end compared to $630.8 million at 2019 year end. The long-term portions of net finance and contract receivables of $1,511.0 million as of 2020 year end compared to $1,463.6 million at 2019 year end. The combined $59.3 million increase in net current and long-term finance and contract receivables over 2019 year-end levels is primarily due to continued growth of the company’s financial services portfolio and $12.0 million of foreign currency translation.
Inventories – net of $746.5 million as of 2020 year end decreased $13.9 million from 2019 year-end levels primarily due to $40.1 million of inventory reductions, partially offset by $3.0 million of inventories related to acquisitions and $23.2 million of foreign currency translation. As of 2020 and 2019 year end, inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 2.4 turns and 2.6 turns, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of 2020 and 2019 year end approximated 57% and 58% of total inventories, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $84.0 million and $84.5 million at 2020 and 2019 year end, respectively.
Notes payable and current maturities of long-term debt of $268.5 million as of 2020, consisted of $250.0 million of unsecured 6.125% notes that mature on September 1, 2021 (the “2021 Notes”) and $18.5 million of other notes. Notes payable of $202.9 million as of 2019 year end consisted of $193.6 million of commercial paper borrowings and $9.3 million of other notes.
Average notes payable outstanding, including commercial paper and short-term credit facility borrowings, were $68.4 million and $175.0 million in 2020 and 2019, respectively. The 2020 weighted-average interest rate on such borrowings of 2.98% compared with 2.87% in 2019. Average commercial paper borrowings were $41.0 million and $162.2 million for 2020 and 2019, respectively, and the weighted-average interest rate of 1.53% on such borrowings in 2020 decreased from 2.27% last year. No commercial paper was outstanding as of year-end 2020. Average short-term credit facility borrowings were $13.9 million in 2020 with a weighted-average interest rate of 1.70%. No amounts were outstanding under the short-term credit facility as of year-end 2020 and no amounts were borrowed under the short-term credit facility in 2019. At 2020 year end, the weighted-average interest rate on outstanding notes payable of 8.87% compared with 2.23% at 2019 year end. The 2020 year-end rate increased primarily due to higher local borrowings in emerging markets.

Accounts payable of $222.9 million as of 2020 year end increased $24.4 million from 2019 year-end levels, primarily due to the timing of payments, $1.1 million related to acquisitions and $5.9 million of foreign currency translation.

Other accrued liabilities of $445.5 million as of 2020 year end increased $74.7 million from 2019 year-end levels primarily due to higher tax accruals, $5.2 million related to acquisitions and $8.2 million of foreign currency translation.

Long-term debt of $1,182.1 million as of 2020 year end consisted of: (i) $300.0 million of the unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”); (ii) $400.0 million of unsecured 4.10% notes that mature on March 1, 2048 (“the 2048 Notes”); and (iii) $500.0 million of the 2050 Notes, partially offset by $17.9 million from the net effects of debt amortization costs.

44	SNAP-ON INCORPORATED

Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of January 2, 2021. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of January 2, 2021, the company’s actual ratios of 0.12 and 0.57 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.
Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of 2020 year end, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.
Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis; however, it is continuing to monitor the impact of the COVID-19 pandemic on its business and the credit and financial markets. Snap-on manages its aggregate short-term debt borrowings so as not to exceed its availability under the Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, if it believes conditions are favorable, it may take advantage of such conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include scheduled debt payments, including the maturity of the 2021 Notes, payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions of $9.2 million to its foreign pension plans and $2.2 million to its domestic pension plans in 2021, as required by law. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2021.
Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the use of commercial paper, additional fixed-term debt and/or securitizations.
The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities of $1,008.6 million in 2020 increased $334.0 million from $674.6 million in 2019. The $334.0 million increase is primarily due to $430.2 million from net changes in operating assets and liabilities, partially offset by a $64.8 million decrease in net earnings.
Depreciation expense was $73.3 million in 2020 and $70.1 million in 2019. Amortization expense was $23.4 million in 2020 and $22.3 million in 2019. See Note 7 to the Consolidated Financial Statements for information on goodwill and other intangible assets.

2020 ANNUAL REPORT	45

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Investing Activities
Net cash used by investing activities of $187.8 million in 2020 included additions to finance receivables of $835.0 million, partially offset by collections of $750.3 million. Net cash used by investing activities of $222.1 million in 2019 included additions to finance receivables of $841.9 million, partially offset by collections of $754.3 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostic and equipment products on an extended-term payment plan, generally with average payment terms of approximately four years.
Net cash used by investing activities in 2020 also included a total of $41.5 million for the acquisitions of Sigmavision and AutoCrib and a $0.2 million working capital adjustment for the 2019 Cognitran acquisition. Net cash used by investing activities in 2019 included a total of $38.6 million (net of $1.0 million of cash acquired) for the acquisitions of TMB, Power Hawk and Cognitran. See Note 3 to the Consolidated Financial Statements for information on acquisitions.
Capital expenditures in 2020 and 2019 totaled $65.6 million and $99.4 million, respectively. The lower capital spending as compared to the prior year was a result of the decreased activity in response to the COVID-19 pandemic, particularly in the second and third quarters of 2020. Capital expenditures in both years included continued investments related to the company’s execution of its strategic growth initiatives and Value Creation Processes. The company also invested in: (i) new product, efficiency, safety and cost reduction initiatives that are intended to expand and improve its manufacturing and distribution capabilities worldwide; (ii) new production and machine tooling to enhance manufacturing operations, as well as ongoing replacements of manufacturing and distribution equipment, particularly in the United States; (iii) the ongoing enhancement of the company’s global enterprise resource planning (ERP) management information systems; and (iv) a consolidated warehouse facility for the company in Pleasant Prairie, Wisconsin. Snap-on believes that its cash generated from operations, as well as its available cash on hand and funds available from its credit facilities will be sufficient to fund the company’s capital expenditure requirements in 2021.
Financing Activities
Net cash used by financing activities of $84.3 million in 2020 included Snap-on’s sale, on April 27, 2020, of $500 million of the 2050 Notes at a discount, from which Snap-on received $489.9 million of net proceeds, reflecting $4.4 million of transaction costs, partially offset by repayments of notes payable and other short-term borrowings of $187.2 million. Net cash used by financing activities of $409.4 million in 2019 included net proceeds from other short-term borrowings of $17.6 million.
Proceeds from stock purchase and option plan exercises totaled $55.8 million in 2020 and $51.4 million in 2019. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In 2020, Snap-on repurchased 1,109,000 shares of its common stock for $174.3 million under its previously announced share repurchase programs. As of 2020 year end, Snap-on had remaining availability to repurchase up to an additional $275.7 million in common stock pursuant to its Board of Directors’ (the “Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on repurchased 1,495,000 shares of its common stock for $238.4 million in 2019. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s share repurchases, if any, in 2021.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid in 2020 and 2019 totaled $243.3 million and $216.6 million, respectively. On November 6, 2020, the company announced that its Board increased the quarterly cash dividend by 13.9% to $1.23 per share ($4.92 per share annualized). Quarterly dividends in 2020 were $1.23 per share in the fourth quarter and $1.08 per share in the first three quarters ($4.47 per share for the year). Quarterly dividends in 2019 were $1.08 per share in the fourth quarter and $0.95 per share in the first three quarters ($3.93 per share for the year).

	2020	2019
Cash dividends paid per common share	$4.47	$3.93
Cash dividends paid as a percentage of prior-year retained earnings	5.1%	5.1%
Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2021.

46	SNAP-ON INCORPORATED

Off-Balance-Sheet Arrangements
Except as included below in the section labeled “Contractual Obligations and Commitments” and Note 16 to the Consolidated Financial Statements, the company had no off-balance-sheet arrangements as of 2020 year end.
Contractual Obligations and Commitments
A summary of Snap-on’s future contractual obligations and commitments as of 2020 year end are as follows:

(Amounts in millions)	Total	2021	2022-2023	2024-2025	2026 and thereafter
Contractual obligations:
Notes payable and current maturities of long-term debt	$268.5	$268.5	$—	$—	$—
Long-term debt	1,182.1	—	—	—	1,182.1
Interest on fixed rate debt	970.5	51.9	83.3	83.3	752.0
Operating leases	55.7	20.3	25.3	8.9	1.2
Finance leases	10.8	3.0	5.4	2.4	—
Purchase obligations	117.6	113.6	3.8	0.2	—
Total	$2,605.2	$457.3	$117.8	$94.8	$1,935.3
Snap-on intends to make contributions of $9.2 million to its foreign pension plans and $2.2 million to its domestic pension plans in 2021, as required by law.  Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2021.  Snap-on has not presented estimated pension and postretirement funding contributions in the table above as the funding can vary from year to year based on changes in the fair value of the plan assets and actuarial assumptions; see Note 12 and Note 13 to the Consolidated Financial Statements for information on the company’s benefit plans and payments.
Due to the uncertainty of the timing of settlements with taxing authorities, Snap-on is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for its remaining uncertain tax liabilities. As a result, $9.1 million of unrecognized tax benefits have been excluded from the table above; see Note 9 to the Consolidated Financial Statements for information on income taxes.
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
New Accounting Standards
See Note 1 to the Consolidated Financial Statements for information on new accounting standards.

2020 ANNUAL REPORT	47

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

Allowance for Credit Losses on Finance Receivables: The allowance for credit losses on finance receivables is maintained at a level management believes is adequate to cover expected losses in Snap-on’s finance receivables portfolio as of the reporting date. The allowance represents management’s estimate of the expected losses in the company’s finance receivables portfolio based on ongoing assessments and evaluations of credit losses over the expected contractual life of the receivables portfolio considering collectability, historical loss experience, current conditions and future market changes. Determination of the proper level of allowance requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the expense for credit losses and, as a result, net earnings. The allowance takes into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current and future economic conditions and credit risk characteristics. Some of these factors are influenced by items such as the customers’ financial condition, past payment experience, credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral. Changes in economic conditions and assumptions, including the resulting credit quality metrics relative to the performance of the finance receivables portfolio, create uncertainty and could result in changes to both the allowance for credit losses and expense for credit losses.

Management utilizes established policies and procedures in an effort to ensure the estimates and assumptions are well controlled, reviewed and consistently applied. As of January 2, 2021, the ratio of the allowance for credit losses to finance receivables was 4.38%. In 2020, financial services expenses included higher provisions for credit losses related to the company’s adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). As of December 28, 2019, the allowance ratio was 3.65%. While management believes it exercises prudent judgment and applies reasonable assumptions in establishing its estimates for allowances for finance receivables, there can be no assurance that changes in economic conditions or other factors would not adversely impact the financial health of our customers and result in changes to the estimates used in the allowance calculation. For reference, a 100 bps increase in the allowance ratios for finance receivables as of January 2, 2021, would have increased Snap-on’s 2020 expense for credit losses and related allowance for credit losses by approximately $17.5 million.
For additional information on Snap-on’s allowances for credit losses, see Note 1 and Note 4 to the Consolidated Financial Statements.
Impairment of Goodwill: Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Annual impairment tests are performed by the company in the second quarter of each year using information available as of April month end.
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

48	SNAP-ON INCORPORATED

Snap-on evaluates the recoverability of goodwill by utilizing an income approach that estimates the fair value of the future discounted cash flows of the reporting units to which the goodwill relates. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. This approach reflects management’s internal outlook at the reporting units, which management believes provides the best determination of value due to management’s insight and experience with the reporting units. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, working capital levels, expected benefits from RCI initiatives, and a weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. The company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2020 impairment calculations were evaluated in light of then-current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the company’s reporting units in an orderly transaction.
In the event the fair value of a reporting unit is less than the carrying value, including goodwill, the company would then record an impairment charge based on the excess of a reporting units carrying amount over its fair value.
Inherent in fair value determinations are significant judgments and estimates, including material assumptions about future revenue, profitability and cash flows, the company’s operational plans and its interpretation of current economic indicators. Should the operations of the businesses with which goodwill is associated incur significant declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, some or all of the recorded goodwill could be subject to impairment and could result in a material adverse effect on Snap-on’s financial position or results of operations.
Snap-on completed its annual impairment testing of goodwill in the second quarter of 2020, which did not result in any impairment. As of 2020 year end, the company has no accumulated impairment losses. Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 11 reporting units. Based on the company’s second quarter 2020 impairment testing, and assuming a hypothetical 10% decrease in the estimated fair values of each of its 11 reporting units, the hypothetical fair value of each of the company’s 11 reporting units would have been greater than its carrying value. See Note 7 to the Consolidated Financial Statements for further information about goodwill.
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
Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. In 2020, the long-term investment performance objective for Snap-on’s domestic plans’ assets was to achieve net of expense returns that met or exceeded the 7.25% domestic expected return on plan assets assumption. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets. As of 2020 year end, Snap-on’s domestic pension plans’ assets comprised approximately 86% of the company’s worldwide pension plan assets.
Based on forward-looking capital market expectations, Snap-on selected an expected return on plan assets assumption for its U.S. pension plans of 6.75%, a decrease of 50 bps from 2020, to be used in determining pension expense for 2021. In estimating the domestic expected return on plan assets, Snap-on utilizes a nominal returns forecasting method. For each asset class, future returns are estimated by identifying the premium of riskier asset classes over lower risk alternatives. The methodology constructs expected returns using a “building block” approach to the individual components of total return. These forecasts are stated in both nominal and real (after inflation) terms. This process first considers the long-term historical return premium based on the longest set of data available for each asset class. These premiums, calculated using the geometric mean, are then adjusted based on current relative valuation levels, macro-economic conditions, and the expected alpha related to active investment management. The asset return assumption is also adjusted by an implicit expense load for estimated administrative and investment-related expenses. Since asset allocation is a key determinant of expected investment returns, the current and expected mix of plan assets are also considered when setting the assumption.

2020 ANNUAL REPORT	49

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected rate of return assumption for Snap-on’s domestic pension plans’ assets by 50 bps would have increased Snap-on’s 2020 domestic pension expense by approximately $5.9 million.
The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The domestic discount rate as of 2020 and 2019 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries and which incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.
The selection of the 2.7% weighted-average discount rate for Snap-on’s domestic pension plans as of 2020 year end (compared to 3.4% as of 2019 year end) represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 bps would have increased Snap-on’s 2020 domestic pension expense and projected benefit obligation by approximately $4.5 million and $82.4 million, respectively. As of 2020 year end, Snap-on’s domestic projected benefit obligation comprised approximately 82% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 1.7% (compared to 2.1% as of 2019 year end) represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 bps would have increased Snap-on’s 2020 foreign pension expense and projected benefit obligation by approximately $1.9 million and $32.3 million, respectively.
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
To determine the 2021 net periodic benefit cost, Snap-on is using weighted-average discount rates for its domestic and foreign pension plans of 2.7% and 1.7%, respectively, and an expected return on plan assets for its domestic pension plans of 6.75%. The expected returns on plan assets for foreign pension plans ranged from 1.0% to 5.4% as of 2020 year end. Due to the net change in these two key assumptions, in addition to the overall benefit plan status, pension expense in 2021 is expected to decrease. Other factors, such as changes in plan demographics and discretionary contributions, may further increase or decrease pension expense in 2021. See Note 12 to the Consolidated Financial Statements for further information on pension plans.

Outlook
COVID-19 spread across the globe during 2020 and continues to impact economic activity worldwide into 2021. Snap-on is accommodating to the related risks while safely pursuing opportunities in the COVID-19 environment. In 2021, the company believes there will be ongoing advancements against the virus-related turbulence, and that the trajectory of progress may be uncertain due to the evolving nature and duration of the pandemic.
Snap-on does expect to make continued progress in 2021 along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, it is projected that capital expenditures in 2021 will be in a range of $90 million to $100 million. Snap-on continues to respond to global macroeconomic challenges through its RCI process and other cost reduction initiatives.
Snap-on currently anticipates that its full year 2021 effective income tax rate will be in the range of 23% to 24%.

50	SNAP-ON INCORPORATED

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
The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of 2020 and 2019 year end was $13.9 million and $9.9 million, respectively, on interest rate-sensitive financial instruments, and $0.1 million and $0.2 million, respectively, on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.
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

2020 ANNUAL REPORT	51

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
Economic Risk
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets. For example, the company is monitoring the impact of and developments related to the COVID-19 pandemic, which has created global economic uncertainty. In addition, the company is monitoring the effects of the United Kingdom’s exit from the European Union, although it is too soon to know what effects this might have on the world economy or the company. Inflation has not had a significant impact on the company.
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
The principal raw material used in the manufacture of the company’s products is steel, which the company purchases in competitive, price-sensitive markets. To meet Snap-on’s high quality standards, the company’s steel needs range from specialized alloys, which are available only from a limited group of approved suppliers, to common alloys, which are available from multiple suppliers. Some of these materials have been, and in the future may be, in short supply, particularly in the event of mill shutdowns or production cut backs. As some steel alloys require specialized manufacturing procedures, Snap-on could experience inventory shortages if it were required to use an alternative manufacturer on short notice. Steel and other raw materials, components and certain finished goods inventory can exhibit price and demand cyclicality, including as a result of tariffs and other trade protection measures. Associated unexpected price increases could result in an erosion of product margins or require Snap-on to increase prices to customers to maintain margins.
Snap-on believes its ability to sell product is also dependent on the changing vehicle repair requirements, the number of vehicles on the road, the general aging of vehicles and the number of miles driven. These factors affect the frequency, type and amount of service and repair performed on vehicles by technicians, and therefore affect the demand for the number of technicians, the prosperity of the technicians and, consequently, the demand technicians have for the company’s tools, other products and services, and the value technicians place on those products and services. The use of other methods of transportation, including more frequent use of public transportation, could result in a decrease in the use of privately operated vehicles. A decrease in the use of privately operated vehicles may lead to fewer repairs and less demand for the company’s products.
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
None.

52	SNAP-ON INCORPORATED

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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 2, 2021. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 2, 2021, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There has not been any change in the company’s internal control over financial reporting during the quarter ended January 2, 2021, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, the company’s management believes that, as of January 2, 2021, our internal control over financial reporting was effective at a reasonable assurance level. The company’s internal control over financial reporting as of January 2, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
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

2020 ANNUAL REPORT	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Snap-on Incorporated:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Snap-on Incorporated and subsidiaries (the “Company”) as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended January 2, 2021, of the Company and our report dated February 11, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326).
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

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 11, 2021

54	SNAP-ON INCORPORATED

Item 9B: Other Information
None.
PART III
Item 10: Directors, Executive Officers and Corporate Governance
Incorporated by reference to the sections entitled “Item 1: Election of Directors,” “Corporate Governance Practices and Board Information” and “Other Information” in Snap-on’s 2021 Annual Meeting Proxy Statement, which is expected to be mailed to shareholders on or about March 12, 2021 (the “2021 Proxy Statement”).
The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s 2021 Proxy Statement in the section entitled “Other Information – Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
Information about our Executive Officers
Information regarding Snap-on’s executive officers, including their ages, business experience (for at least the last five years) and titles as of January 2, 2021, is presented below:
Nicholas T. Pinchuk (74) – Chairman of the Board of Directors since 2009, President and Chief Executive Officer since December 2007, and President and Chief Operating Officer during 2007. Senior Vice President and President – Worldwide Commercial & Industrial Group from 2002 to 2007. Prior to joining Snap-on, Mr. Pinchuk held various positions, including President of Global Refrigeration Operations and President of Asia Pacific Operations, at Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation. Mr. Pinchuk serves on the board of directors of Columbus McKinnon Corporation.
Aldo J. Pagliari (66) – Senior Vice President – Finance and Chief Financial Officer since 2010.
Jesus M. Arregui (55) – Senior Vice President and President – Commercial Group since 2019, President, SNA Europe from 2015 to 2019, and Vice President, SNA Europe Operations from 2008 to 2015.
Anup R. Banerjee (70) – Senior Vice President, Human Resources and Chief Development Officer since 2015, and President, Commercial Group from 2011 to 2015.
Iain Boyd (58) – Vice President – Operations Development since 2015. Vice President, Human Resources from 2007 to 2015.
Timothy L. Chambers (56) – Senior Vice President and President – Snap-on Tools Group since 2019, President, Commercial Group from 2015 to 2019 and President, Equipment from 2014 to 2015.
June C. Lemerand (58) – Vice President and Chief Information Officer since 2017. Vice President of Information Technology Services from 2015 to 2017, and Senior Director, Information Technology Sales and Marketing Applications from 2005 to 2015.
Richard T. Miller (50) – Vice President, General Counsel and Secretary since 2018. Associate General Counsel from 2012 to 2018.
Richard K. Strege (63) – Vice President and Controller since 2017. Vice President, Internal Audit, Controls and Compliance from 2007 to 2017.
Thomas J. Ward (68) – Senior Vice President and President – Repair Systems & Information Group since 2010.
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

2020 ANNUAL REPORT	55

Item 11: Executive Compensation
The information required by Item 11 is contained in Snap-on’s 2021 Proxy Statement in the sections entitled “Executive Compensation,” “Board Compensation,” “Compensation Committee Report,” and “Other Information” and is incorporated herein by reference.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is contained in Snap-on’s 2021 Proxy Statement in the sections entitled “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” “Other Information” and “Item 4: Approval of the Amendment to, and Restatement of, the Snap-on Incorporated 2011 Incentive Stock and Awards Plan,” and is incorporated herein by reference.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to the sections entitled “Corporate Governance Practices and Board Information – Board Information” and “Other Information – Transactions with the Company” in Snap-on’s 2021 Proxy Statement.
Item 14: Principal Accounting Fees and Services
Incorporated by reference to the section entitled “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s 2021 Proxy Statement.
PART IV
Item 15: Exhibits, Financial Statement Schedules
Item 15(a): Documents Filed as Part of This Report:
1. List of Financial Statements
Unless otherwise indicated, references to “fiscal 2020” or “2020” refer to the fiscal year ended January 2, 2021; references to “fiscal 2019” or “2019” refer to the fiscal year ended December 28, 2019; and references to “fiscal 2018” or “2018” refer to the fiscal year ended December 29, 2018. References to 2020, 2019 and 2018 year end refer to January 2, 2021, December 28, 2019, and December 29, 2018, respectively.
The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:
•Report of Independent Registered Public Accounting Firm.
•Consolidated Statements of Earnings for the 2020, 2019 and 2018 fiscal years.
•Consolidated Statements of Comprehensive Income for the 2020, 2019 and 2018 fiscal years.
•Consolidated Balance Sheets as of 2020 and 2019 year end.
•Consolidated Statements of Equity for the 2020, 2019 and 2018 fiscal years.
•Consolidated Statements of Cash Flows for the 2020, 2019 and 2018 fiscal years.
•Notes to Consolidated Financial Statements.
2. Financial Statement Schedules
All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

56	SNAP-ON INCORPORATED

3. List of Exhibits(*)

(3)	(a)
Restated Certificate of Incorporation of Snap-on Incorporated, as amended through April 25, 2013 (incorporated by reference to Exhibit 3.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2013 (Commission File No. 1-7724))

(b)
Bylaws of Snap-on Incorporated, as amended and restated as of April 6, 2020 (incorporated by reference to Exhibit 3.1 to Snap-on’s Current Report on Form 8-K dated April 6, 2020 (Commission File No. 1-7724))

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
Officer’s Certificate, dated as of April 30, 2020, providing for the $500,000,000 3.10% Notes due 2050 (the “2050 Notes”) (incorporated by reference to Exhibit 4.2 to Snap‑on’s Current Report on Form 8‑K dated April 27, 2020 (Commission File No. 1-7724))

	(f)	Description of Securities
	(f)(1)	Description of Common Stock (incorporated by reference to Exhibit 4(e)(1) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2019 (Commission File No. 1-7724))
	(f)(2)	Description of 2021 Notes (incorporated by reference to Exhibit 4(e)(2) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2019 (Commission File No. 1-7724))
	(f)(3)	Description of 2027 Notes (incorporated by reference to Exhibit 4(e)(3) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2019 (Commission File No. 1-7724))
	(f)(4)	Description of 2048 Notes (incorporated by reference to Exhibit 4(e)(4) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2019 (Commission File No. 1-7724))
	(f)(5)	Description of 2050 Notes

2020 ANNUAL REPORT	57

Except for the foregoing, Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of January 2, 2021. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

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

58	SNAP-ON INCORPORATED

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
Form of Restricted Stock Unit Award Agreement for Executive Officers and Key Employees under the 2011 Incentive Stock and Awards Plan (form of award agreement consistent with the terms of the 2011 Incentive Stock and Awards Plan)**

(p)
Third Amended and Restated Five Year Credit Agreement, dated as of September 16, 2019, among Snap-on Incorporated and the lenders and agents listed on the signature pages thereof, and JPMorgan Chase Bank, N.A., Citibank N.A. and U.S. Bank National Association as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated September 16, 2019 (Commission File No. 1-7724))

(q)
Underwriting Agreement, dated as of April 27, 2020, among Snap-on Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and U.S. Bancorp Investments, Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Snap-on’s Current Report on Form 8-K dated April 27, 2020 (Commission File No. 1-7724))

(14)
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

**	Represents a management compensatory plan or agreement.

Item 16: Form 10-K Summary
None.

2020 ANNUAL REPORT	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders and of Snap-on Incorporated:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of January 2, 2021, and December 28, 2019, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended January 2, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021, and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses in the year ended January 2, 2021, due to the adoption of Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326) under the modified retrospective adoption method. The Company changed its method of accounting for leases in the year ended December 28, 2019 due to the adoption of Accounting Standard Update No. 2016-02, Leases (Topic 842) under the modified retrospective adoption method.
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

60	SNAP-ON INCORPORATED

Finance Receivables - Net - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company’s finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics, and equipment products on an extended-term payment plan, generally with average payment terms of approximately four years. The receivables are generally secured by the underlying tools and/or diagnostic or equipment products financed. At January 2, 2021, these loans totaled $1,742.8 million with an allowance of $76.3 million recorded against the receivables. Determining the proper level of allowance requires management to exercise judgment about the timing, frequency and severity of credit losses expected to occur over the life of the contracts. The Company estimates and records an allowance for credit losses over the expected contractual life of their contracts considering collectability, historical loss experience, current conditions and future market changes.
Evaluating the judgments related to the finance receivable allowance for credit losses is subjective and requires auditor judgment to effectively evaluate whether management’s judgments were reasonable.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the finance receivables allowance for credit losses balance included the following procedures, among others:

•We tested the design, implementation and operating effectiveness of management’s controls over the allowance for credit losses including controls over the completeness and accuracy of underlying data.
•Where appropriate, we assessed the reasonableness of, and evaluated support for, qualitative adjustments based on market conditions and/or portfolio performance metrics.
•We tested the completeness and accuracy and evaluated the relevance of the key data used as inputs in management’s allowance for credit losses calculation, including loan balances, recoveries, charge-offs, portfolio characteristics and other data.
•We tested the mathematical accuracy of the allowance for credit losses calculation with the assistance of our credit specialists and developed an expectation of the allowance for credit losses and compared it to the recorded balance.
•We performed a retrospective review based on net losses as compared to estimates in the Company’s allowance to highlight any inconsistencies.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 11, 2021

We have served as the Company’s auditor since 2002.

2020 ANNUAL REPORT	61

Snap-on Incorporated – Consolidated Statements of Earnings

(Amounts in millions, except per share data)	2020	2019	2018
Net sales	$3,592.5	$3,730.0	$3,740.7
Cost of goods sold	(1,844.0)	(1,886.0)	(1,870.7)
Gross profit	1,748.5	1,844.0	1,870.0
Operating expenses	(1,116.6)	(1,127.6)	(1,144.0)
Operating earnings before financial services	631.9	716.4	726.0

Financial services revenue	349.7	337.7	329.7
Financial services expenses	(101.1)	(91.8)	(99.6)
Operating earnings from financial services	248.6	245.9	230.1

Operating earnings	880.5	962.3	956.1
Interest expense	(54.0)	(49.0)	(50.4)
Other income (expense) – net	8.7	8.8	4.2
Earnings before income taxes and equity earnings	835.2	922.1	909.9
Income tax expense	(189.1)	(211.8)	(214.4)
Earnings before equity earnings	646.1	710.3	695.5
Equity earnings, net of tax	0.3	0.9	0.7
Net earnings	646.4	711.2	696.2
Net earnings attributable to noncontrolling interests	(19.4)	(17.7)	(16.3)
Net earnings attributable to Snap-on Incorporated	$627.0	$693.5	$679.9

Net earnings per share attributable to Snap-on Incorporated:
Basic	$11.55	$12.59	$12.08
Diluted	11.44	12.41	11.87

Weighted-average shares outstanding:
Basic	54.3	55.1	56.3
Effect of dilutive securities	0.5	0.8	1.0
Diluted	54.8	55.9	57.3
See Notes to Consolidated Financial Statements.

62	SNAP-ON INCORPORATED

Snap-on Incorporated – Consolidated Statements of Comprehensive Income

(Amounts in millions)	2020	2019	2018
Comprehensive income (loss):
Net earnings	$646.4	$711.2	$696.2
Other comprehensive income (loss):
Foreign currency translation*	112.7	(9.5)	(95.4)
Unrealized cash flow hedges, net of tax:
Other comprehensive income (loss) before reclassifications	1.4	—	(0.8)
Reclassification of cash flow hedges to net earnings	(1.6)	(1.5)	(1.5)
Defined benefit pension and postretirement plans:
Net prior service costs and credits and unrecognized (loss) gain	3.8	(6.7)	(79.0)
Income tax (expense) benefit	(0.3)	0.2	20.0
Net of tax	3.5	(6.5)	(59.0)

Amortization of unrecognized loss and net prior service costs included in net periodic benefit cost	34.5	23.5	31.1
Income tax benefit	(8.4)	(5.8)	(7.6)
Net of tax	26.1	17.7	23.5
Total comprehensive income	788.5	711.4	563.0

Comprehensive income attributable to noncontrolling interests	(19.4)	(17.7)	(16.3)
Comprehensive income attributable to Snap-on Incorporated	$769.1	$693.7	$546.7

* There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.
See Notes to Consolidated Financial Statements.

2020 ANNUAL REPORT	63

Snap-on Incorporated – Consolidated Balance Sheets

	Fiscal Year End
(Amounts in millions, except share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$923.4	$184.5
Trade and other accounts receivable – net	640.7	694.6
Finance receivables – net	530.2	530.1
Contract receivables – net	112.5	100.7
Inventories – net	746.5	760.4
Prepaid expenses and other assets	129.7	110.2
Total current assets	3,083.0	2,380.5

Property and equipment – net	526.2	521.5
Operating lease right-of-use assets	51.9	55.6
Deferred income tax assets	50.3	52.3
Long-term finance receivables – net	1,136.3	1,103.5
Long-term contract receivables – net	374.7	360.1
Goodwill	982.4	913.8
Other intangibles – net	260.8	243.9
Other assets	91.7	62.3
Total assets	$6,557.3	$5,693.5
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$268.5	$202.9
Accounts payable	222.9	198.5
Accrued benefits	59.7	53.3
Accrued compensation	89.9	53.9
Franchisee deposits	78.4	68.2
Other accrued liabilities	445.5	370.8
Total current liabilities	1,164.9	947.6

Long-term debt	1,182.1	946.9
Deferred income tax liabilities	70.4	69.3
Retiree health care benefits	34.5	33.6
Pension liabilities	127.1	122.1
Operating lease liabilities	34.0	37.5
Other long-term liabilities	97.7	105.7
Total liabilities	2,710.7	2,262.7

Commitments and contingencies (Note 16)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,430,958 and 67,423,106 shares, respectively)	67.4	67.4
Additional paid-in capital	391.7	379.1
Retained earnings	5,156.9	4,779.7
Accumulated other comprehensive loss	(365.8)	(507.9)
Treasury stock at cost (13,328,859 and 12,772,882 shares, respectively)	(1,425.3)	(1,309.2)
Total shareholders’ equity attributable to Snap-on Incorporated	3,824.9	3,409.1
Noncontrolling interests	21.7	21.7
Total equity	3,846.6	3,430.8
Total liabilities and equity	$6,557.3	$5,693.5
See Notes to Consolidated Financial Statements.

64	SNAP-ON INCORPORATED

Snap-on Incorporated – Consolidated Statements of Equity

	Shareholders’ Equity Attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 30, 2017	$67.4	$343.2	$3,772.3	$(329.0)	$(900.0)	$18.4	$2,972.3
Net earnings for 2018	—	—	679.9	—	—	16.3	696.2
Other comprehensive loss	—	—	—	(133.2)	—	—	(133.2)
Cash dividends – $3.41 per share	—	—	(192.0)	—	—	—	(192.0)
Stock compensation plans	—	16.2	—	—	60.7	—	76.9
Share repurchases – 1,769,000 shares	—	—	—	—	(284.1)	—	(284.1)
Other	—	—	(2.6)	—	—	(14.9)	(17.5)
Balance at December 29, 2018	67.4	359.4	4,257.6	(462.2)	(1,123.4)	19.8	3,118.6
Impact of the Tax Act on Accumulated Other Comprehensive Income (ASU No. 2018-02)	—	—	45.9	(45.9)	—	—	—
Balance at December 30, 2018	67.4	359.4	4,303.5	(508.1)	(1,123.4)	19.8	3,118.6
Net earnings for 2019	—	—	693.5	—	—	17.7	711.2
Other comprehensive income	—	—	—	0.2	—	—	0.2
Cash dividends – $3.93 per share	—	—	(216.6)	—	—	—	(216.6)
Stock compensation plans	—	19.7	—	—	52.6	—	72.3
Share repurchases – 1,495,000 shares	—	—	—	—	(238.4)	—	(238.4)
Other	—	—	(0.7)	—	—	(15.8)	(16.5)
Balance at December 28, 2019	67.4	379.1	4,779.7	(507.9)	(1,309.2)	21.7	3,430.8
Impact of adopting the Credit Loss Standard (ASU No. 2016-13)	—	—	(6.1)	—	—	—	(6.1)
Balance at December 29, 2019	67.4	379.1	4,773.6	(507.9)	(1,309.2)	21.7	3,424.7
Net earnings for 2020	—	—	627.0	—	—	19.4	646.4
Other comprehensive income	—	—	—	142.1	—	—	142.1
Cash dividends – $4.47 per share	—	—	(243.3)	—	—	—	(243.3)
Stock compensation plans	—	12.6	—	—	58.2	—	70.8
Share repurchases – 1,109,000 shares	—	—	—	—	(174.3)	—	(174.3)
Other	—	—	(0.4)	—	—	(19.4)	(19.8)
Balance at January 2, 2021	$67.4	$391.7	$5,156.9	$(365.8)	$(1,425.3)	$21.7	$3,846.6

See Notes to Consolidated Financial Statements.

2020 ANNUAL REPORT	65

Snap-on Incorporated – Consolidated Statements of Cash Flows

(Amounts in millions)	2020	2019	2018
Operating activities:
Net earnings	$646.4	$711.2	$696.2
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	73.3	70.1	68.8
Amortization of other intangibles	23.4	22.3	25.3
Provision for losses on finance receivables	54.6	49.9	57.5
Provision for losses on non-finance receivables	22.7	18.3	12.8
Stock-based compensation expense	19.5	23.8	27.2
Deferred income tax provision (benefit)	(8.2)	34.2	13.7
Loss on sales of assets	1.4	0.9	0.5
Settlement of treasury lock	1.4	—	—
Loss on early extinguishment of debt	—	—	7.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	47.9	(15.7)	(47.7)
Contract receivables	(29.9)	(20.9)	(30.9)
Inventories	34.2	(97.0)	(38.6)
Prepaid and other assets	8.5	(22.2)	10.4
Accounts payable	17.8	(2.6)	27.5
Accruals and other liabilities	95.6	(97.7)	(66.0)
Net cash provided by operating activities	1,008.6	674.6	764.5

Investing activities:
Additions to finance receivables	(835.0)	(841.9)	(865.6)
Collections of finance receivables	750.3	754.3	747.7
Capital expenditures	(65.6)	(99.4)	(90.9)
Acquisitions of businesses, net of cash acquired	(41.5)	(38.6)	(3.0)
Disposals of property and equipment	1.8	1.7	0.7
Other	2.2	1.8	0.9
Net cash used by investing activities	(187.8)	(222.1)	(210.2)

Financing activities:
Proceeds from issuance of long-term debt	489.9	—	395.4
Repayments of long-term debt	—	—	(457.8)
Repayments of notes payable	—	—	(16.8)
Net increase (decrease) in other short-term borrowings	(187.2)	17.6	21.7
Cash dividends paid	(243.3)	(216.6)	(192.0)
Purchases of treasury stock	(174.3)	(238.4)	(284.1)
Proceeds from stock purchase and option plans	55.8	51.4	55.5
Other	(25.2)	(23.4)	(24.1)
Net cash used by financing activities	(84.3)	(409.4)	(502.2)

Effect of exchange rate changes on cash and cash equivalents	2.4	0.5	(3.2)
Increase in cash and cash equivalents	738.9	43.6	48.9
Cash and cash equivalents at beginning of year	184.5	140.9	92.0
Cash and cash equivalents at end of year	$923.4	$184.5	$140.9

Supplemental cash flow disclosures:
Cash paid for interest	$(49.8)	$(46.3)	$(51.5)
Net cash paid for income taxes	(188.4)	(191.2)	(188.0)
See Notes to Consolidated Financial Statements.

66	SNAP-ON INCORPORATED

Notes to Consolidated Financial Statements

Note 1: Summary of Accounting Policies
Principles of consolidation and presentation: The Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or “the company”).
Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a non-significant ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $21.0 million as of January 2, 2021, and $18.8 million as of December 28, 2019, are included in “Other assets” on the accompanying Consolidated Balance Sheets; no equity investment dividends were received in any period presented.
In the normal course of business, the company may purchase products or services from, or sell products or services to, unconsolidated affiliates. Purchases from unconsolidated affiliates were $9.3 million, $10.4 million and $11.2 million in 2020, 2019 and 2018, respectively, and sales to unconsolidated affiliates were $0.5 million in 2020, $0.6 million in 2019 and $0.8 million in 2018. The Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Intercompany accounts and transactions have been eliminated.
Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. The 2020 fiscal year ended on January 2, 2021 (“2020”). The 2019 fiscal year ended on December 28, 2019 (“2019”). The 2018 fiscal year ended on December 29, 2018 (“2018”). The 2020 fiscal year contained 53 weeks of operating results, with the additional week occurring in the fourth quarter. The impact of the additional week of operations was not material to Snap-on’s 2020 total revenues or net earnings. The 2019 and 2018 fiscal years each contained 52 weeks of operating results.
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
Financial services revenue: Snap-on generates revenue from various financing programs that include: (i) installment sales and lease contracts arising from franchisees’ customers and Snap-on customers who require financing for the purchase or lease of tools and diagnostic and equipment products on an extended-term payment plan; and (ii) business and vehicle loans and leases to franchisees. These financing programs are offered through Snap-on’s wholly owned finance subsidiaries. Financial services revenue consists primarily of interest income on finance and contract receivables and is recognized over the life of the underlying contracts, with interest computed primarily on the average daily balances of the underlying contracts.
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

2020 ANNUAL REPORT	67

Notes to Consolidated Financial Statements (continued)
Financial services lease arrangements: Snap-on accounts for its financial services leases as sales-type leases. The company recognizes the net investment in the lease as the present value of the lease payments not yet received plus the present value of the unguaranteed residual value, using the interest rate implicit in the lease. The difference between the undiscounted lease payments received over the lease term and the related net investment in the lease is reported as unearned finance charges. Unearned finance charges are amortized to income over the life of the contract. The default covenants included in the lease arrangements are usual and customary, consistent with industry practice, and do not impact the lease classification. Except in circumstances where the company has concluded that a lessee’s financial condition has deteriorated, the other default covenants under Snap-on’s lease arrangements are objectively determinable. See Notes 4 and 17 for further information on finance and contract receivables and lessor accounting.
Research and engineering: Snap-on incurred research and engineering costs of $57.4 million, $59.1 million and $61.2 million in 2020, 2019 and 2018, respectively. Research and engineering costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.
Internally developed software: Costs incurred in the development of software that will ultimately be sold are capitalized from the time technological feasibility has been attained and capitalization ceases when the related product is ready for general release. During 2020, 2019 and 2018, Snap-on capitalized $12.0 million, $12.6 million and $9.7 million, respectively, of such costs. Amortization of capitalized software development costs, which is included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings, was $10.5 million in 2020, $10.1 million in 2019 and $13.4 million in 2018. Unamortized capitalized software development costs of $44.2 million as of 2020 year end and $42.6 million as of 2019 year end are included in “Other intangibles – net” on the accompanying Consolidated Balance Sheets.
Internal-use software: Costs that are incurred in creating software solutions and enhancements to those solutions are capitalized only for the application development stage of the project.
Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales. Costs incurred by Snap-on for shipping and handling are included as a component of cost of goods sold when the costs relate to manufacturing activities. In 2020, 2019 and 2018, Snap-on incurred shipping and handling charges of $53.7 million, $56.5 million and $53.7 million, respectively, that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings. Shipping and handling costs incurred in conjunction with selling or distribution activities are included as a component of operating expenses. Shipping and handling charges were $94.2 million in 2020, $88.7 million in 2019 and $84.3 million in 2018; these charges were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.
Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. For 2020, 2019 and 2018, advertising and promotion expenses totaled $38.0 million, $47.7 million and $55.6 million, respectively. Advertising and promotion costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.
Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. See Notes 2 and 16 for information on warranties.
Foreign currency: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rates for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets. Foreign exchange transactions, net of foreign currency hedges, resulted in pretax losses of $3.9 million, $3.6 million and $3.9 million in 2020, 2019 and 2018, respectively. Foreign exchange transaction gains and losses are reported in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

68	SNAP-ON INCORPORATED

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
Per share data: Basic earnings per share calculations were computed by dividing net earnings attributable to Snap-on Incorporated by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options and stock-settled stock appreciation rights (“SARs”) to purchase common shares is calculated using the treasury stock method. As of January 2, 2021, there were 2,207,411 awards outstanding that were anti-dilutive; as of December 28, 2019, there were 1,215,695 awards outstanding that were anti-dilutive; and as of December 29, 2018 there were 685,533 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date. Snap-on had dilutive securities totaling 473,196 shares, 748,395 shares and 986,984 shares, as of the end of 2020, 2019 and 2018, respectively. See Note 14 for further information on equity awards.
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
Cash equivalents: Snap-on considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of investments in money market funds and bank deposits at January 2, 2021. There were no cash equivalents as of December 28, 2019.

2020 ANNUAL REPORT	69

Notes to Consolidated Financial Statements (continued)
Receivables and allowances for credit losses: All trade, finance and contract receivables are reported on the Consolidated Balance Sheets at their amortized cost adjusted for any write-offs and net of allowances for credit losses. The amortized costs for finance and contract receivables is the amount originated adjusted for applicable accrued interest and net of deferred fees or costs, net of collections and write-offs.
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

70	SNAP-ON INCORPORATED

Other accrued liabilities: Supplemental balance sheet information for “Other accrued liabilities” as of 2020 and 2019 year end is as follows:

(Amounts in millions)	2020	2019
Income taxes	$32.8	$23.9
Accrued warranty	17.6	17.3
Operating lease liability	19.3	19.5
Deferred subscription revenue	53.6	55.1
Accrued new tool return	56.3	50.9
Accrued property, payroll and other taxes	62.8	38.6
Accrued selling and promotion expense	33.2	28.3
Accrued restructuring expense	10.0	—
Other	159.9	137.2
Total other accrued liabilities	$445.5	$370.8
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
Goodwill and other intangible assets: Goodwill and other indefinite-lived assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Annual impairment tests are performed by the company in the second quarter of each year using information available as of April month end. Snap-on evaluates the existence of goodwill and indefinite-lived intangible asset impairment on the basis of whether the assets are fully recoverable from projected, discounted cash flows of the related reportable unit or asset. Intangible assets with finite lives are amortized over their estimated useful lives using straight-line and accelerated methods depending on the nature of the particular asset. Intangible assets with finite lives are evaluated for impairment when events or circumstances indicate that the carrying amount of the intangible asset may not be recoverable. See Note 7 for further information on goodwill and other intangible assets.

2020 ANNUAL REPORT	71

Notes to Consolidated Financial Statements (continued)
New accounting standards

The following new accounting pronouncements were adopted in fiscal year 2020:
On December 29, 2019, the beginning of Snap-on’s 2020 fiscal year, the company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. The adoption of this ASU did not have an impact on the company’s Consolidated Financial Statements or disclosures.
On December 29, 2019, the beginning of Snap-on’s 2020 fiscal year, the company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The main objective of this ASU is to provide financial statement users with more information about the expected credit losses over the contractual life of financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.
Snap-on adopted ASU No. 2016-13 under the modified retrospective approach for receivables measured at amortized costs with prior periods reported in accordance with previously applicable guidance. See Note 4 for a discussion about the impact the adoption of this ASU had on the company and further information on credit losses.

The following new accounting pronouncement will be adopted in fiscal year 2021:

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a significant impact on the company’s consolidated financial statements.

Note 2: Revenue Recognition

Snap-on recognizes revenue from the sale of tools, diagnostic and equipment products and related services based on when control of the product passes to the customer or the service is provided and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

Revenue disaggregation

The following table shows the consolidated revenues by revenue source:

(Amounts in millions)	2020	2019
Revenue from contracts with customers	$3,569.3	$3,708.3
Other revenues	23.2	21.7
Total net sales	3,592.5	3,730.0
Financial services revenue	349.7	337.7
Total revenues	$3,942.2	$4,067.7

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

72	SNAP-ON INCORPORATED

The following table represents external net sales disaggregated by geography, based on the customers’ billing addresses:

	2020
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$432.3	$1,442.8	$720.7	$—	$—	$2,595.8
Europe	276.2	125.7	214.9	—	—	616.8
All other	242.9	75.4	61.6	—	—	379.9
External net sales	951.4	1,643.9	997.2	—	—	3,592.5
Intersegment net sales	283.2	—	241.0	—	(524.2)	—
Total net sales	1,234.6	1,643.9	1,238.2	—	(524.2)	3,592.5
Financial services revenue	—	—	—	349.7	—	349.7
Total revenue	$1,234.6	$1,643.9	$1,238.2	$349.7	$(524.2)	$3,942.2

	2019
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$482.1	$1,406.1	$766.4	$—	$—	$2,654.6
Europe	291.7	131.9	241.3	—	—	664.9
All other	264.4	74.9	71.2	—	—	410.5
External net sales	1,038.2	1,612.9	1,078.9	—	—	3,730.0
Intersegment net sales	307.5	—	255.6	—	(563.1)	—
Total net sales	1,345.7	1,612.9	1,334.5	—	(563.1)	3,730.0
Financial services revenue	—	—	—	337.7	—	337.7
Total revenue	$1,345.7	$1,612.9	$1,334.5	$337.7	$(563.1)	$4,067.7

* North America is comprised of the United States, Canada and Mexico.

2020 ANNUAL REPORT	73

Notes to Consolidated Financial Statements (continued)
The following table represents external net sales disaggregated by customer type:

	2020
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$87.2	$1,643.9	$997.2	$—	$—	$2,728.3
All other professionals	864.2	—	—	—	—	864.2
External net sales	951.4	1,643.9	997.2	—	—	3,592.5
Intersegment net sales	283.2	—	241.0	—	(524.2)	—
Total net sales	1,234.6	1,643.9	1,238.2	—	(524.2)	3,592.5
Financial services revenue	—	—	—	349.7	—	349.7
Total revenue	$1,234.6	$1,643.9	$1,238.2	$349.7	$(524.2)	$3,942.2

	2019
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$85.5	$1,612.9	$1,078.9	$—	$—	$2,777.3
All other professionals	952.7	—	—	—	—	952.7
External net sales	1,038.2	1,612.9	1,078.9	—	—	3,730.0
Intersegment net sales	307.5	—	255.6	—	(563.1)	—
Total net sales	1,345.7	1,612.9	1,334.5	—	(563.1)	3,730.0
Financial services revenue	—	—	—	337.7	—	337.7
Total revenue	$1,345.7	$1,612.9	$1,334.5	$337.7	$(563.1)	$4,067.7

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

74	SNAP-ON INCORPORATED

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
In the normal course of business, Snap-on allows franchisees to return product per the provisions in the franchise agreement that allow for the return of product in a saleable condition. For other customers, product returns are generally not accepted unless the item is defective as manufactured. Where applicable, Snap-on establishes provisions for estimated sales returns. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and is adjusted for known trends to arrive at the amount of consideration that Snap-on expects to receive.
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

2020 ANNUAL REPORT	75

Notes to Consolidated Financial Statements (continued)
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
For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations.  The remaining duration of these unsatisfied performance obligations generally range from one month up to 60 months.  Snap-on had approximately $217.0 million of long-term contracts that have fixed consideration that extends beyond one year as of January 2, 2021.  Snap-on expects to recognize approximately 70% of these contracts as revenue by the end of fiscal 2022, an additional 25% by the end of fiscal 2024 and the balance thereafter.
Contract liabilities (Deferred revenues): Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance.  The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities was $61.0 million and $65.1 million at January 2, 2021 and December 28, 2019, respectively.  The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.  In 2020, Snap-on recognized revenue of $53.5 million that was included in the contract liability balance as of December 28, 2019, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.  The decrease in the total contract liabilities balance is primarily driven by the timing of cash payments received or due in advance of satisfying Snap-on’s performance obligations and growth in certain software subscriptions, partially offset by revenues recognized that were included in the contract liability balance at the beginning of the year.
Franchise fee revenue, including nominal, non-refundable initial fees, is recognized upon the granting of a franchise, which is when the company has performed substantially all initial services required by the franchise agreement. Franchise fee revenue also includes ongoing monthly fees (primarily for sales and business training as well as marketing and product promotion programs) that are recognized as the fees are earned. Franchise fee revenue in 2020, 2019 and 2018 totaled $16.2 million, $15.4 million and $16.2 million, respectively.

Note 3: Acquisitions
On September 28, 2020, Snap-on acquired substantially all of the assets of AutoCrib, Inc. (“AutoCrib”) for a cash purchase price of $35.4 million. AutoCrib, based in Tustin, California, designs, manufactures and markets asset and tool control solutions for a variety of aerospace, automotive, military, natural resources and general industry operations. In fiscal 2020, the company substantially completed the purchase accounting valuations for the acquired net assets of AutoCrib, including intangible assets. Final purchase accounting valuations are expected to be completed in the first quarter of 2021. The preliminary $18.3 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Consolidated Balance Sheets.

76	SNAP-ON INCORPORATED

On January 31, 2020, Snap-on acquired substantially all of the assets related to the TreadReader product line from Sigmavision Limited (“Sigmavision”) for a cash purchase price of $5.9 million. Sigmavision designs and manufactures handheld devices and drive-over ramps that provide tire information for use in the automotive industry. In fiscal 2020, the company completed the purchase accounting valuations for the acquired net assets of Sigmavision, including intangible assets. The $5.6 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Consolidated Balance Sheets.
On August 7, 2019, Snap-on acquired Cognitran Limited (“Cognitran”) for a cash purchase price of $30.6 million (or $29.6 million, net of cash acquired), which reflects a $0.2 million working capital adjustment finalized in fiscal 2020. Cognitran, based in Chelmsford, U.K., specializes in flexible, modular and highly scalable “Software as a Service” (SaaS) products for OEM customers and their dealers, focused on the creation and delivery of service, diagnostics, parts and repair information to the OEM dealers and connected vehicle platforms. In fiscal 2020, the company completed the purchase accounting valuations for the acquired net assets of Cognitran, including intangible assets. The $14.5 million excess of the purchase price over the fair value of the net assets acquired in “Goodwill” on the accompanying Consolidated Balance Sheets.
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
For segment reporting purposes, the results of operations and assets of Sigmavision, Cognitran and TMB have been included in the Repair Systems & Information Group since the respective acquisition dates, and the results of operations and assets of AutoCrib, Power Hawk and Fastorq have been included in the Commercial & Industrial Group since the respective acquisition dates.
Pro forma financial information has not been presented for any of these acquisitions as the net effects, individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position. See Note 7 for further information on goodwill and other intangible assets.

Note 4: Receivables
At the beginning of fiscal 2020, Snap-on adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The adoption did not have a significant impact on the company’s consolidated financial statements. Under ASU No. 2016-13, Snap-on is required to determine expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts.

2020 ANNUAL REPORT	77

Notes to Consolidated Financial Statements (continued)
The effects of adjustments to the December 28, 2019 Consolidated Balance Sheet as a result of the adoption of ASU No. 2016-13, including an increase in the allowance for credit losses of $8.1 million, were as follows:

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
The components of Snap-on’s trade and other accounts receivable as of 2020 and 2019 year end are as follows:

(Amounts in millions)	2020	2019
Trade and other accounts receivable	$667.0	$715.5
Allowances for credit losses	(26.3)	(20.9)
Total trade and other accounts receivable – net	$640.7	$694.6

The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for 2020:

(Amounts in millions)	2020
Allowances for credit losses:
Beginning of period	$20.9
Provision for credit losses	18.9
Charge-offs	(13.6)
Recoveries	0.2
Currency translation	(0.1)
End of period	$26.3

Finance and Contract Receivables: Snap-on Credit LLC (“SOC”), the company’s financial services operation in the United States, originates extended-term finance and contract receivables on sales of Snap-on’s products sold through the U.S. franchisee network and to certain other customers of Snap-on; Snap-on’s foreign finance subsidiaries provide similar financing internationally. Interest income on finance and contract receivables is included in “Financial services revenue” on the accompanying Consolidated Statements of Earnings.

78	SNAP-ON INCORPORATED

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

The components of Snap-on’s current finance and contract receivables as of 2020 and 2019 year end are as follows:

(Amounts in millions)	2020	2019
Finance installment receivables	$533.9	$511.9
Finance lease receivables, net of unearned finance charges of $4.4 million and $11.7 million, respectively	20.2	37.9
Total finance receivables	554.1	549.8

Contract installment receivables	59.1	50.8
Contract lease receivables, net of unearned finance charges of $18.2 million and $18.2 million, respectively	55.7	51.4
Total contract receivables	114.8	102.2
Total	668.9	652.0

Allowances for credit losses:
Finance installment receivables	(23.6)	(19.2)
Finance lease receivables	(0.3)	(0.5)
Total finance allowance for credit losses	(23.9)	(19.7)

Contract installment receivables	(1.4)	(0.5)
Contract lease receivables	(0.9)	(1.0)
Total contract allowance for credit losses	(2.3)	(1.5)
Total allowance for credit losses	(26.2)	(21.2)
Total current finance and contract receivables – net	$642.7	$630.8

Finance receivables – net	$530.2	$530.1
Contract receivables – net	112.5	100.7
Total current finance and contract receivables – net	$642.7	$630.8

2020 ANNUAL REPORT	79

Notes to Consolidated Financial Statements (continued)
The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of 2020 and 2019 year end are as follows:

(Amounts in millions)	2020	2019
Finance installment receivables	$1,173.1	$1,106.0
Finance lease receivables, net of unearned finance charges of $2.5 million and $8.2 million, respectively	15.6	39.7
Total finance receivables	1,188.7	1,145.7

Contract installment receivables	199.7	195.5
Contract lease receivables, net of unearned finance charges of $30.2 million and $29.4 million, respectively	181.7	168.7
Total contract receivables	381.4	364.2
Total	1,570.1	1,509.9

Allowances for credit losses:
Finance installment receivables	(52.1)	(41.6)
Finance lease receivables	(0.3)	(0.6)
Total finance allowance for credit losses	(52.4)	(42.2)

Contract installment receivables	(3.1)	(1.8)
Contract lease receivables	(3.6)	(2.3)
Total contract allowance for credit losses	(6.7)	(4.1)
Total allowance for credit losses	(59.1)	(46.3)
Total long-term finance and contract receivables – net	$1,511.0	$1,463.6

Finance receivables – net	$1,136.3	$1,103.5
Contract receivables – net	374.7	360.1
Total long-term finance and contract receivables – net	$1,511.0	$1,463.6
Long-term finance and contract receivables installments, net of unearned finance charges, as of 2020 and 2019 year end are scheduled as follows:

	2020		2019
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Due in Months:
13 – 24	$444.6	$92.0	$439.1	$86.4
25 – 36	360.3	78.9	352.4	76.9
37 – 48	250.9	67.1	238.0	65.6
49 – 60	132.9	51.3	116.2	51.3
Thereafter	—	92.1	—	84.0
Total	$1,188.7	$381.4	$1,145.7	$364.2

80	SNAP-ON INCORPORATED

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

The amortized cost basis of finance and contract receivables by origination year as of 2020 year end is as follows:

(Amounts in millions)	2020	2019	2018	2017	2016	Prior	Total
Finance Receivables:
Delinquent	$15.9	$18.2	$10.0	$5.2	$2.2	$0.2	$51.7
Non-delinquent	1,129.5	349.4	143.9	53.3	14.0	1.0	1,691.1
Total Finance receivables	$1,145.4	$367.6	$153.9	$58.5	$16.2	$1.2	$1,742.8

Contract receivables:
Delinquent	$0.6	$0.6	$0.8	$0.5	$0.6	$0.3	$3.4
Non-delinquent	180.5	124.8	84.7	52.5	24.6	25.7	492.8
Total Contract receivables	$181.1	$125.4	$85.5	$53.0	$25.2	$26.0	$496.2

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

2020 ANNUAL REPORT	81

Notes to Consolidated Financial Statements (continued)
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
The company performed a correlation analysis to compare historical losses to many economic factors. The primary economic factors considered were real gross domestic product, civilian unemployment, industrial production index, and repair and maintenance employment rate; the company determined that there is limited correlation between the historical losses and economic factors. As a result, consideration was given to qualitative factors to adjust the reserve balance for asset specific risk characteristics, current conditions and future expectations. Similar qualitative factors are considered for both finance and contract receivables. The qualitative factors used in determining the estimate of expected credit losses are influenced by the changes in the composition of the portfolio, underwriting practices, and other relevant conditions that were different from the historical periods, which included considering the impact of the coronavirus (“COVID-19”) pandemic.
The allowance for credit losses is adjusted each period for changes in the credit risk and expected lifetime credit losses.
The following is a rollforward of the allowances for credit losses for finance and contract receivables for 2020 and 2019:

	2020		2019
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of year	$61.9	$5.6	$61.4	$4.3
Impact of adopting ASU No. 2016-13	5.2	2.9	—	—
Provision for credit losses	54.6	3.8	49.9	4.7
Charge-offs	(53.8)	(3.8)	(57.1)	(3.9)
Recoveries	8.2	0.4	7.7	0.5
Currency translation	0.2	0.1	—	—
End of year	$76.3	$9.0	$61.9	$5.6
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
It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of 2020 and 2019 year end were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

82	SNAP-ON INCORPORATED

The aging of finance and contract receivables as of 2020 and 2019 year end is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
2020 year end:
Finance receivables	$18.4	$12.2	$21.1	$51.7	$1,691.1	$1,742.8	$18.2
Contract receivables	1.3	0.6	1.5	3.4	492.8	496.2	0.2

2019 year end:
Finance receivables	$19.7	$12.0	$21.4	$53.1	$1,642.4	$1,695.5	$17.2
Contract receivables	1.5	0.9	1.5	3.9	462.5	466.4	0.5

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
The amount of finance and contract receivables on nonaccrual status as of 2020 and 2019 year end is as follows:

(Amounts in millions)	2020	2019
Finance receivables	$9.6	$12.2
Contract receivables	2.4	2.2

Note 5: Inventories
Inventories by major classification as of 2020 and 2019 year end are as follows:

(Amounts in millions)	2020	2019
Finished goods	$643.4	$661.0
Work in progress	61.6	57.1
Raw materials	125.5	126.8
Total FIFO value	830.5	844.9
Excess of current cost over LIFO cost	(84.0)	(84.5)
Total inventories – net	$746.5	$760.4

2020 ANNUAL REPORT	83

Notes to Consolidated Financial Statements (continued)
Inventories accounted for using the FIFO method approximated 57% and 58% of total inventories as of 2020 and 2019 year end, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of 2020 year end, approximately 30% of the company’s U.S. inventory was accounted for using the FIFO method and 70% was accounted for using the LIFO method. There were no LIFO inventory liquidations in 2020, 2019 or 2018.

Note 6: Property and Equipment
Property and equipment (which are carried at cost) as of 2020 and 2019 year end are as follows:

(Amounts in millions)	2020	2019
Land	$34.0	$31.9
Buildings and improvements	432.0	405.1
Machinery, equipment and computer software	1,033.4	988.0
Property and equipment – gross	1,499.4	1,425.0
Accumulated depreciation and amortization	(973.2)	(903.5)
Property and equipment – net	$526.2	$521.5
The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery, equipment and computer software	2 to 15 years
Depreciation expense was $73.3 million, $70.1 million and $68.8 million in 2020, 2019 and 2018, respectively.
Note 7: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for 2020 and 2019 are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of 2018 year end	$286.2	$12.5	$603.5	$902.2
Currency translation	(6.4)	—	(1.1)	(7.5)
Acquisitions	6.4	—	12.7	19.1
Balance as of 2019 year end	$286.2	$12.5	$615.1	$913.8
Currency translation	26.7	(0.1)	15.0	41.6
Acquisitions	18.3	—	8.7	27.0
Balance as of 2020 year end	$331.2	$12.4	$638.8	$982.4
Goodwill of $982.4 million as of 2020 year end includes: (i) $5.6 million from the acquisition of certain assets of Sigmavision, (ii) $14.5 million from the acquisition of Cognitran; and (iii) $18.3 million, on a preliminary basis, from the acquisition of AutoCrib. During 2020, the purchase accounting valuations for the acquired net assets, including intangible assets, of Sigmavision and Cognitran were completed, resulting in an increase in goodwill of $3.1 million for Cognitran. The remaining purchase accounting valuations for the acquired net assets, including intangible assets, of AutoCrib are expected to be completed in the first quarter of 2021. The goodwill from the Sigmavision and Cognitran acquisitions is included in the Repair Systems & Information Group. The goodwill from the AutoCrib acquisition is included in the Commercial & Industrial Group.
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

84	SNAP-ON INCORPORATED

See Note 3 for additional information on acquisitions.
Additional disclosures related to other intangible assets as of 2020 and 2019 year end are as follows:

	2020		2019
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$191.5	$(130.1)	$182.9	$(117.9)
Developed technology	21.8	(19.9)	19.8	(18.9)
Internally developed software	172.2	(128.0)	168.0	(125.4)
Patents	43.2	(25.3)	38.5	(23.7)
Trademarks	3.9	(2.4)	3.5	(2.1)
Other	8.2	(3.9)	7.3	(3.1)
Total	440.8	(309.6)	420.0	(291.1)
Non-amortized trademarks	129.6	—	115.0	—
Total other intangible assets	$570.4	$(309.6)	$535.0	$(291.1)
As of year-end 2020, the gross carrying value of intangible assets includes $4.6 million of customer relationships, $1.7 million of developed technology and $7.4 million of non-amortized trademarks as a result of the AutoCrib acquisition, as well as $0.3 million of patents from the Sigmavision acquisition. As of year-end 2019, the gross carrying value of customer relationships includes $10.2 million related to the Cognitran acquisition and $0.9 million related to the Power Hawk acquisition. Additionally, the gross carrying value of intangible assets in 2019 includes $6.5 million of non-amortized trademarks and $1.1 million of developed technology as a result of the Cognitran acquisition.
Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of 2020 year end, the company had no accumulated impairment losses.
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
The aggregate amortization expense was $23.4 million in 2020, $22.3 million in 2019 and $25.3 million in 2018. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $23.3 million in 2021, $20.2 million in 2022, $17.2 million in 2023, $12.5 million in 2024, and $8.2 million in 2025.

2020 ANNUAL REPORT	85

Notes to Consolidated Financial Statements (continued)
Note 8: Exit and Disposal Activities
Snap-on recorded costs associated with exit and disposal activities of $12.5 million during 2020. Snap-on did not record any costs for exit and disposal activities in 2019. The 2020 costs associated with disposal activities by operating segment are as follows:

(Amounts in millions)	2020
Exit and disposal costs
Cost of goods sold:
Commercial & Industrial Group	$6.4
Repair System & Information Group	0.7
Total cost of goods sold	$7.1

Operating Expenses:
Snap-on Tools Group	$0.6
Repair System & Information Group	4.8
Total operating expenses	$5.4

Total exit and disposal costs:
Commercial & Industrial Group	$6.4
Snap-on Tools Group	0.6
Repair System & Information Group	5.5
Total exit and disposal costs	$12.5

Of the $12.5 million of costs incurred in 2020, $12.2 million qualified for accrual treatment. Costs associated with exit and disposal activities in 2020 primarily related to headcount reductions from the ongoing optimization of the company’s cost structure in Europe and various other management and realignment actions.
Snap-on’s exit and disposal accrual activity for 2020 is as follows:

	Balance at			Balance at
(Amounts in millions)	2019 Year End	Provision in 2020	Usage in 2020	2020 Year End
Severance costs:
Commercial & Industrial Group	$—	$6.4	$(0.6)	$5.8
Snap-on Tools Group	—	0.6	(0.2)	0.4
Repair System & Information Group	—	5.2	(1.4)	3.8
Total	$—	$12.2	$(2.2)	$10.0

As of January 2, 2021, the company expects that approximately $8.1 million of the $10.0 million exit and disposal accrual will be utilized in 2021, and the remainder thereafter, primarily for longer-term severance payments.
Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operating activities and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgement under prevailing circumstances.

86	SNAP-ON INCORPORATED

Note 9: Income Taxes
The source of earnings before income taxes and equity earnings consisted of the following:

(Amounts in millions)	2020	2019	2018
United States	$715.9	$765.3	$735.4
Foreign	119.3	156.8	174.5
Total	$835.2	$922.1	$909.9
The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2020	2019	2018
Current:
Federal	$136.8	$110.0	$117.9
Foreign	29.9	38.1	52.4
State	30.6	29.5	30.4
Total current	197.3	177.6	200.7
Deferred:
Federal	(10.0)	26.6	18.7
Foreign	3.0	1.5	(8.4)
State	(1.2)	6.1	3.4
Total deferred	(8.2)	34.2	13.7
Total income tax provision	$189.1	$211.8	$214.4

The following is a reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate:

	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	2.9	2.9	2.9
Noncontrolling interests	(0.5)	(0.4)	(0.4)
Repatriation of foreign earnings	(0.7)	(0.1)	(0.1)
Change in valuation allowance for deferred tax assets	0.5	0.4	0.3
Adjustments to tax accruals and reserves	(0.5)	(0.4)	(0.2)
Foreign rate differences	0.5	0.4	0.4
Excess tax benefits related to equity compensation	(0.5)	(0.5)	(0.8)
U.S. tax reform, net impact	—	—	0.4
Other	(0.1)	(0.3)	0.1
Effective tax rate	22.6%	23.0%	23.6%
Snap-on’s effective income tax rate on earnings attributable to Snap-on Incorporated was 23.2% in 2020, 23.4% in 2019, and 24.0% in 2018. The effective tax rate for 2018 included an additional non-recurring net tax charge attributable to the prior year’s U.S. tax reform changes.
On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries; and (iii) bonus depreciation that allows for full expensing of qualified property.

2020 ANNUAL REPORT	87

Notes to Consolidated Financial Statements (continued)
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
During 2018, the company recorded additional net tax benefits of $4.4 million attributable to pension contributions made in 2018 that were deductible for 2017 at the higher 35% federal tax rate and other changes to the 2017 tax provision related to the Tax Act and subsequently-issued tax guidance. Due to the complexity of the new GILTI tax rules, the company continued to evaluate this provision of the Tax Act and the application of Accounting Standards Codification (“ASC”) 740 throughout 2018. Under GAAP, the company is allowed to make an accounting policy choice to either: (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or (ii) factor in such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The company selected to apply the “period cost method” to account for the new GILTI tax, and treated it as a current-period expense for 2020, 2019 and 2018.
Temporary differences that give rise to the net deferred income tax asset (liability) as of 2020, 2019 and 2018 year end are as follows:

(Amounts in millions)	2020	2019	2018
Deferred income tax assets (liabilities):
Inventories	$41.4	$34.7	$33.6
Accruals not currently deductible	75.1	62.4	72.9
Tax credit carryforward	2.4	2.0	1.8
Employee benefits	32.4	41.3	56.5
Net operating losses	37.1	40.4	40.9
Depreciation and amortization	(192.0)	(178.9)	(167.5)
Valuation allowance	(26.7)	(27.8)	(25.1)
Equity-based compensation	14.3	16.2	16.6
Undistributed non-U.S. earnings	(5.4)	(6.6)	(6.0)
Other	1.3	(0.7)	(0.4)
Net deferred income tax asset (liability)	$(20.1)	$(17.0)	$23.3

As of 2020 year end, Snap-on had tax net operating loss carryforwards totaling $184.1 million as follows:

(Amounts in millions)	State	Federal	Foreign	Total
Year of expiration:
2021-2025	$0.3	$—	$58.5	$58.8
2026-2030	—	—	10.4	10.4
2031-2035	56.7	—	—	56.7
2036-2040	—	—	—	—
2041-2045	—	—	31.9	31.9
Indefinite	—	—	26.3	26.3
Total net operating loss carryforwards	$57.0	$—	$127.1	$184.1

88	SNAP-ON INCORPORATED

A valuation allowance totaling $26.7 million, $27.8 million and $25.1 million as of 2020, 2019 and 2018 year end, respectively, has been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period fluctuate.
The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2020, 2019 and 2018:

(Amounts in millions)	2020	2019	2018
Unrecognized tax benefits at beginning of year	$10.3	$11.1	$7.7
Gross increases – tax positions in prior periods	0.4	—	1.3
Gross decreases – tax positions in prior periods	—	(0.6)	(0.1)
Gross increases – tax positions in the current period	0.4	0.5	2.8
Settlements with taxing authorities	(1.4)	—	—
Lapsing of statutes of limitations	(0.6)	(0.7)	(0.6)
Unrecognized tax benefits at end of year	$9.1	$10.3	$11.1
The unrecognized tax benefits of $9.1 million, $10.3 million and $11.1 million as of 2020, 2019 and 2018 year end, respectively, would impact the effective income tax rate if recognized. As of January 2, 2021, unrecognized tax benefits of $1.4 million and $7.7 million were included in “Deferred income tax assets” and “Other long-term liabilities,” respectively, on the accompanying Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of 2020, 2019 and 2018 year end, the company had provided for $1.1 million, $1.1 million and $0.8 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. As of January 2, 2021, $1.1 million of accrued interest and penalties were included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.
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
With few exceptions, Snap-on is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2017, and Snap-on is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2012.
In general, it is Snap-on’s practice and intention to reinvest certain earnings of its non-U.S. subsidiaries in those operations. As of 2020 year end, the company has not made a provision for incremental U.S. income taxes or additional foreign withholding taxes on approximately $319.1 million of such undistributed earnings that is deemed indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. As a result of the Tax Act, which subjected the majority of the company’s undistributed foreign earnings to taxation for the 2017 tax year, the company can now repatriate non-U.S. cash in a tax efficient manner. Accordingly, the company has reversed its prior assertion concerning the indefinite reinvestment of the majority of its undistributed foreign earnings and has recorded a deferred tax liability of $5.4 million for the incremental tax costs associated with the future potential repatriation of such earnings.

2020 ANNUAL REPORT	89

Notes to Consolidated Financial Statements (continued)
Note 10: Short-term and Long-term Debt
Short-term and long-term debt as of 2020 and 2019 year end consisted of the following:

(Amounts in millions)	2020	2019
6.125% unsecured notes due 2021	$250.0	$250.0
3.25% unsecured notes due 2027	300.0	300.0
4.10% unsecured notes due 2048	400.0	400.0
3.10% unsecured notes due 2050	500.0	—
Other debt*	0.6	199.8
	1,450.6	1,149.8
Less: notes payable and current maturities of long-term debt:
Current maturities of long-term debt	$(250.0)	$—
Commercial paper borrowings	—	(193.6)
Other notes*	(18.5)	(9.3)
	(268.5)	(202.9)
Total long-term debt	$1,182.1	$946.9

* Includes the net effects of debt amortization costs and fair value adjustments related to interest rate swaps.
The annual maturities of Snap-on’s long-term debt and notes payable over the next five years are $268.5 million in 2021, with no maturities in 2022, 2023, 2024 and 2025.
Average notes payable outstanding, including commercial paper and short-term credit facility borrowings, were $68.4 million and $175.0 million in 2020 and 2019, respectively. The 2020 weighted-average interest rate on such borrowings of 2.98% compared with 2.87% in 2019. Average commercial paper borrowings were $41.0 million and $162.2 million in 2020 and 2019, respectively, and the weighted-average interest rate of 1.53% on such borrowings in 2020 decreased from 2.27% last year. No commercial paper was outstanding as of year-end 2020. Average short-term credit facility borrowings were $13.9 million in 2020 with a weighted-average interest rate of 1.70%. No amounts were outstanding under the short-term credit facility as of year-end 2020 and no amounts were borrowed under the short-term credit facility in 2019. At 2020 year end, the weighted-average interest rate on outstanding notes payable of 8.87% compared with 2.23% in 2019. The 2020 year-end rate increased primarily due to higher local borrowings in emerging markets.
On April 27, 2020, Snap-on sold, at a discount, $500 million of unsecured 3.10% notes that mature on May 1, 2050 (the “2050 Notes”). Interest on the 2050 Notes accrues at a rate of 3.10% and is paid semi-annually. Snap-on used the $489.9 million net proceeds from the sale of the 2050 Notes, reflecting $4.4 million of transaction costs, for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions.

Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of January 2, 2021. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of January 2, 2021, the company’s actual ratios of 0.12 and 0.57 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

90	SNAP-ON INCORPORATED

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
Foreign currency risk management: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations. Foreign currency exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency, including intercompany loans denominated in foreign currencies. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net exposures. Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets. Foreign currency forward contracts (“foreign currency forwards”) are used to hedge the net exposures. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. Snap-on’s foreign currency forwards are typically not designated as hedges. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) - net” on the accompanying Consolidated Statements of Earnings. See Note 18 for additional information on Other income (expense) - net.
As of 2020 year end, Snap-on had $46.7 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $58.9 million in Swedish kronor, $43.5 million in British pounds, $26.1 million in Chinese renminbi, $22.5 million in Hong Kong dollars, $14.6 million in Singapore dollars, $6.2 million in Australian dollars, $5.8 million in Norwegian kroner, $5.1 million in Danish kroner, and $3.7 million in other currencies, and sell contracts comprised of $120.4 million in Canadian dollars, $7.9 million in Indian rupees, $3.5 million in Hungarian forints, and $7.9 million in other currencies. As of 2019 year end, Snap-on had $33.2 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $41.4 million in euros, $34.5 million in Swedish kronor, $17.4 million in Hong Kong dollars, $13.1 million in Chinese renminbi, $13.0 million in Singapore dollars, $6.0 million in Norwegian kroner, and $7.0 million in other currencies, and sell contracts comprised of $52.9 million in British pounds, $17.5 million in Canadian dollars, $10.0 million in Indian rupees, $9.6 million in Japanese yen, and $9.2 million in other currencies.
Interest rate risk management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements (“interest rate swaps”) and treasury lock agreements (“treasury locks”).
Interest rate swaps: Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. The change in fair value of the designated and qualifying derivative is recorded in “Notes payable and current maturities of long-term debt” in 2020 and “Long-term debt” in 2019 on the accompanying Consolidated Balance Sheets. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100 million as of both 2020 and 2019 year end.

2020 ANNUAL REPORT	91

Notes to Consolidated Financial Statements (continued)

Consolidated Balance Sheets Line Item Where Hedge Item is Recorded	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	(in millions)		(in millions)
	2020	2019	2020	2019
Notes payable and current maturities of long-term debt*	$(255.1)	$—	$(5.1)	$—
Long-term debt*	—	(255.0)	—	(5.0)

*	The interest rate swap transacted in March 2010 was designated as a hedge of the first $100 million issuance of the $250 million, 6.125% unsecured notes due September 1, 2021.
Treasury locks: Snap-on uses treasury locks to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI for derivative instruments that are designated and qualify as cash flow hedges. Upon the issuance of debt, the related amount in Accumulated OCI is released over the hedging instrument’s designated term and recognized as an adjustment to interest expense on the Consolidated Statements of Earnings.
In the second quarter of 2020, Snap-on entered into a $300.0 million treasury lock to manage changes in interest rates in anticipation of the issuance of fixed rate debt. Snap-on settled the $300.0 million treasury lock in conjunction with the April 2020 issuance of the 2050 Notes. The $1.4 million gain on the settlement of the treasury lock was recorded in Accumulated OCI and is being amortized over the initial 10-year term of the 2050 Notes and recognized as an adjustment to interest expense on the Consolidated Statements of Earnings.
There were no treasury locks outstanding as of both January 2, 2021 and December 28, 2019. See Note 18 for additional information on Other income (expense) - net.
Stock-based deferred compensation risk management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of 2020 and 2019 year end, Snap-on had equity forwards in place intended to manage market risk with respect to 78,800 shares and 89,600 shares, respectively, of Snap-on common stock associated with its deferred compensation plans.
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

92	SNAP-ON INCORPORATED

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
Snap-on has derivative assets and liabilities related to interest rate swaps, treasury locks, foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair values of derivative instruments included within the accompanying Consolidated Balance Sheets as of 2020 and 2019 year end are as follows:

		2020		2019
(Amounts in millions)	Balance Sheet Presentation	Derivative Assets Fair Value	Derivative Liability Fair Value	Derivative Assets Fair Value	Derivative Liability Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$5.1	$—	$5.0	$—
Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other assets	$12.2	$—	$3.5	$—
Foreign currency forwards	Other accrued liabilities	—	7.0	—	4.6
Equity forwards	Prepaid expenses and other assets	13.5	—	15.2	—
		25.7	7.0	18.7	4.6
Total derivative instruments		$30.8	$7.0	$23.7	$4.6
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Equity forwards are valued using a market approach based primarily on the company’s stock price at the reporting date. The company did not have any derivative assets or liabilities measured at Level 1 or Level 3, nor did it implement any changes in its valuation techniques in 2020 and 2019, respectively.
The effect of derivative instruments designated as cash flow hedges as included in the Accumulated OCI on the Consolidated Balance Sheets is as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative
(Amounts in millions)	2020	2019	2018
Derivatives in Hedging Relationships:
Treasury locks	$1.4	$—	$(0.8)

2020 ANNUAL REPORT	93

Notes to Consolidated Financial Statements (continued)
The effect of derivative instruments designated as fair value and cash flow hedges as included in the Consolidated Statements of Earnings is as follows:

	Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2020		2019		2018
(Amounts in millions)	Interest expense	Other income (expense) - net	Interest expense	Other income (expense) - net	Interest expense	Other income (expense) - net

Total amounts of income and expense presented in the Consolidated Statements of Earnings:	$(54.0)	$8.7	$(49.0)	$8.8	$(50.4)	$4.2

Gain (loss) on fair value hedging relationships:
Interest rate swaps
Long-term debt	$(15.7)	$—	$(15.4)	$—	$(15.4)	$—
Derivatives designated as hedging instruments	3.9	—	2.0	—	1.5	—

Gain on cash flow hedging relationships:
Treasury locks
Gain reclassified from accumulated OCI into income	$1.6	$—	$1.5	$—	$1.5	$—
Gain on settlement	—	—	—	—	—	13.3

As of 2020 year end, the maximum maturity date of any fair value hedge was one year. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $1.2 million after tax at the time the underlying hedge transactions are realized.

The effects of derivative instruments not designated as hedging instruments as included in the Consolidated Statements of Earnings are as follows:

	Statement of Earnings Presentation	Gain (Loss) Recognized in Income on Derivatives

(Amounts in millions)		2020	2019	2018
Gain (loss) on derivative relationships:
Foreign currency forwards	Other income (expense) – net	$(6.6)	$(20.0)	$(40.4)
Net exposures	Other income (expense) – net	2.7	16.4	36.5

Equity forwards	Operating expenses	$1.0	$3.0	$(2.1)
Stock-based deferred compensation liabilities	Operating expenses	(1.2)	(3.0)	2.0

94	SNAP-ON INCORPORATED

Snap-on’s foreign currency forwards are typically not designated as hedges for financial reporting purposes. The fair value changes of foreign currency forwards not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. See Note 18 for additional information on “Other income (expense) – net.”
Snap-on’s equity forwards are not designated as hedges for financial reporting purposes. Fair value changes of both the equity forwards and related stock-based (mark-to-market) deferred compensation liabilities are reported in “Operating expenses” on the accompanying Consolidated Statements of Earnings.
Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements as of 2020 and 2019 year end are as follows:

	2020		2019
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,666.5	$2,024.4	$1,633.6	$1,920.6
Contract receivables – net	487.2	545.4	460.8	505.5
Long-term debt, notes payable and current maturities of long-term debt	1,450.6	1,678.2	1,149.8	1,238.8
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

•Fair value of long-term debt and current maturities of long-term debt were estimated, using Level 2 fair value measurements, based on quoted market values of Snap-on’s publicly traded senior debt. The carrying value of long-term debt and the current maturities of long-term debt includes adjustments related to fair value hedges. The fair value of notes payable approximates such instruments’ carrying value due to their short-term nature.

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

2020 ANNUAL REPORT	95

Notes to Consolidated Financial Statements (continued)
The status of Snap-on’s pension plans as of 2020 and 2019 year end is as follows:

(Amounts in millions)	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,565.6	$1,386.9
Service cost	27.0	23.5
Interest cost	48.7	56.4
Plan participant contributions	0.4	0.5
Plan amendments	0.1	—
Benefits paid	(72.1)	(73.0)
Actuarial loss	122.8	169.5
Foreign currency impact	17.5	1.8
Benefit obligation at end of year	$1,710.0	$1,565.6

Change in plan assets:
Fair value of plan assets at beginning of year	$1,455.5	$1,215.6
Actual gain on plan assets	227.9	258.7
Employer contributions	10.4	50.8
Plan participant contributions	0.4	0.4
Benefits paid	(72.1)	(73.0)
Foreign currency impact	10.3	3.0
Fair value of plan assets at end of year	$1,632.4	$1,455.5
Unfunded status at end of year	$(77.6)	$(110.1)

The increase in the defined benefit pension plans benefit obligations in 2020 was primarily due to a decrease in the discount rate in 2020 as compared to 2019.
Amounts recognized in the Consolidated Balance Sheets as of 2020 and 2019 year end are as follows:

(Amounts in millions)	2020	2019
Other assets	$54.2	$17.3
Accrued benefits	(4.7)	(5.3)
Pension liabilities	(127.1)	(122.1)
Net liability	$(77.6)	$(110.1)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2020 and 2019 year end are as follows:

(Amounts in millions)	2020	2019
Net loss, net of tax of $95.4 million and $104.8 million, respectively	$(302.2)	$(333.8)
Prior service cost, net of tax of ($0.2) million and ($0.1) million, respectively	(0.7)	(0.6)
Total amount included in Accumulated OCI	$(302.9)	$(334.4)

The accumulated benefit obligation for Snap-on’s pension plans as of 2020 and 2019 year end was $1,621.5 million and $1,478.0 million, respectively.

96	SNAP-ON INCORPORATED

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Snap-on’s pension plans as of 2020 and 2019 year end are as follows:

(Amounts in millions)	2020	2019
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$266.3	$231.0
Fair value of plan assets	152.6	126.5
Pension plans with projected benefit obligations in excess of plans assets:
Projected benefit obligation	$284.4	$1,336.9
Fair value of plan assets	152.6	1,209.5

The components of net periodic benefit cost and changes recognized in “Other comprehensive income (loss)” (“OCI”) are as follows:

(Amounts in millions)	2020	2019	2018
Net periodic benefit cost:
Service cost	$27.0	$23.5	$25.1
Interest cost	48.7	56.4	52.8
Expected return on plan assets	(94.7)	(91.5)	(88.6)
Amortization of unrecognized loss	34.5	25.2	32.7
Amortization of prior service credit	—	(0.9)	(1.2)
Net periodic benefit cost	$15.5	$12.7	$20.8

Changes in benefit obligations recognized in OCI, net of tax:
Net (gain) loss	$(31.6)	$31.9	$35.2
Prior service cost	0.1	0.4	1.7
Total recognized in OCI	$(31.5)	$32.3	$36.9
The components of net periodic pension cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Consolidated Statements of Earnings. See Note 18 for additional information on Other income (expense) - net.
The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2020	2019	2018
Discount rate	3.2%	4.2%	3.7%
Expected return on plan assets	7.0%	7.1%	7.1%
Rate of compensation increase	3.4%	3.4%	3.4%
The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of 2020 and 2019 year end are as follows:

	2020	2019
Discount rate	2.5%	3.2%
Rate of compensation increase	3.4%	3.4%
Interest crediting rate - U.S. cash balance plan	3.8%	3.8%

2020 ANNUAL REPORT	97

Notes to Consolidated Financial Statements (continued)
The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The domestic discount rate as of 2020 and 2019 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries and which incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.
The weighted-average discount rate for Snap-on’s domestic pension plans of 2.7% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points (100 basis points (“bps”) equals 1.0 percent) would have increased Snap-on’s 2020 domestic pension expense and projected benefit obligation by approximately $4.5 million and $82.4 million, respectively. As of 2020 year end, Snap-on’s domestic projected benefit obligation comprised approximately 82% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 1.7% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 bps would have increased Snap-on’s 2020 foreign pension expense and projected benefit obligation by approximately $1.9 million and $32.3 million, respectively.
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
As a practical expedient, Snap-on uses the calendar year end as the measurement date for its plans. Snap-on funds its pension plans as required by governmental regulation and may consider discretionary contributions as conditions warrant. Snap-on intends to make contributions of $9.2 million to its foreign pension plans and $2.2 million to its domestic pension plans in 2021, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2021.
The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2021	$81.6
2022	93.3
2023	88.9
2024	91.9
2025	93.9
2025-2029	493.8

98	SNAP-ON INCORPORATED

Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. The long-term investment performance objective for Snap-on’s domestic plans’ assets is to achieve net of expense returns that meet or exceed the 6.75% domestic long-term return on plan assets assumption used for reporting purposes. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets. As of 2020 year end, Snap-on’s domestic pension plans’ assets comprised approximately 86% of the company’s worldwide pension plan assets.
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
Snap-on’s domestic pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2020 and 2019 year end are as follows:

	Target	2020	2019
Asset category:
Equity securities	54%	54%	51%
Debt securities and cash and cash equivalents	41%	41%	40%
Real estate and other real assets	—	—	1%
Hedge funds	5%	5%	8%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$1,401.0	$1,260.5
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

2020 ANNUAL REPORT	99

Notes to Consolidated Financial Statements (continued)
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

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s domestic pension plans’ assets as of 2020 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$30.3	$—	$—	$30.3
Equity securities:
Domestic	111.8	—	—	111.8
Foreign	62.4	—	—	62.4
Commingled funds – domestic	—	—	312.9	312.9
Commingled funds – foreign	—	—	248.5	248.5
Private equity partnerships	—	—	14.7	14.7
Debt securities:
Government	161.7	2.9	—	164.6
Corporate bonds	—	377.9	—	377.9
Real estate and other real assets	—	—	4.3	4.3
Hedge funds	—	—	73.6	73.6
Total	$366.2	$380.8	$654.0	$1,401.0

100	SNAP-ON INCORPORATED

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
The expected long-term rates of return on foreign plans’ assets, which range from 1.0% to 5.4% as of 2020 year end, reflect management’s expectations of long-term average rates of return on funds invested to provide benefits included in the plans’ projected benefit obligation. The expected returns are based on outlooks for inflation, fixed income returns and equity returns, asset allocations and investment strategies. Differences between actual and expected returns on foreign pension plans’ assets are recorded as an actuarial gain or loss and amortized accordingly.
Snap-on’s foreign pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2020 and 2019 year end are as follows:

	Target	2020	2019
Asset category:
Equity securities*	46%	46%	46%
Debt securities* and cash and cash equivalents	40%	40%	40%
Insurance contracts and hedge funds	14%	14%	14%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$231.4	$195.0

* Includes commingled funds - multi-strategy

2020 ANNUAL REPORT	101

Notes to Consolidated Financial Statements (continued)
The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2020 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$1.0	$—	$—	$1.0
Commingled funds – multi-strategy	—	—	162.4	162.4
Debt securities:
Government	12.0	—	—	12.0
Corporate bonds	—	23.8	—	23.8
Insurance contracts	—	32.2	—	32.2
Total	$13.0	$56.0	$162.4	$231.4
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

Snap-on has several 401(k) plans covering certain U.S. employees. Snap-on’s employer match to the 401(k) plans is made with cash contributions. For 2020, 2019 and 2018, Snap-on recognized $10.3 million, $9.8 million and $9.4 million, respectively, of expense related to its 401(k) plans.
Note 13: Postretirement Plans
Snap-on provides health care benefits for certain retired U.S. employees. For comprehensive major medical plans since 1989, benefits are paid based on deductibles and percentages of covered expenses. Plan provisions allow for benefit and coverage changes. Most retirees are required to pay the entire cost of the coverage, but Snap-on may elect to subsidize the cost of coverage under certain circumstances. Additionally, certain eligible retirees have been provided with an account for the reimbursement of qualifying medical expenses during retirement. Upon achieving specific age and service requirements, certain active associates are eligible for this account upon retirement from the company.
Employees retiring prior to 1989 were eligible for retiree medical coverage upon reaching early retirement age, with no retiree contributions required. Benefits are paid based on deductibles and percentages of covered expenses and take into consideration payments made by Medicare and other insurance coverage.

102	SNAP-ON INCORPORATED

Snap-on has a Voluntary Employees Beneficiary Association (“VEBA”) trust for the funding of existing postretirement health care benefits for certain union retirees in the United States; all other retiree health care plans are unfunded.
The status of Snap-on’s U.S. postretirement health care plans as of 2020 and 2019 year end is as follows:

(Amounts in millions)	2020	2019
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$49.2	$46.8
Interest cost	1.5	1.9
Plan participant contributions	0.2	0.3
Benefits paid	(3.6)	(4.2)
Actuarial loss	3.3	4.4
Benefit obligation at end of year	$50.6	$49.2

Change in plan assets:
Fair value of plan assets at beginning of year	$12.8	$12.1
Actual return on plan assets	1.4	1.5
Employer contributions	2.5	3.1
Plan participant contributions	0.2	0.3
Benefits paid	(3.6)	(4.2)
Fair value of plan assets at end of year	$13.3	$12.8
Unfunded status at end of year	$(37.3)	$(36.4)
Amounts recognized in the Consolidated Balance Sheets as of 2020 and 2019 year end are as follows:

(Amounts in millions)	2020	2019
Accrued benefits	$(2.8)	$(2.8)
Retiree health care benefits	(34.5)	(33.6)
Net liability	$(37.3)	$(36.4)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2020 and 2019 year end are as follows:

(Amounts in millions)	2020	2019
Net gain, net of tax of $0.5 million and $1.1 million, respectively	$1.3	$3.2

2020 ANNUAL REPORT	103

Notes to Consolidated Financial Statements (continued)
The components of net periodic benefit cost and changes recognized in OCI are as follows:

(Amounts in millions)	2020	2019	2018
Net periodic benefit cost:
Interest cost	$1.5	$1.9	$1.8
Expected return on plan assets	(0.6)	(0.7)	(0.8)
Amortization of unrecognized gain	—	(0.8)	(0.4)
Net periodic benefit cost	$0.9	$0.4	$0.6

Changes in benefit obligations recognized in OCI, net of tax:
Net (gain) loss	$1.9	$2.4	$(1.4)
The components of net periodic postretirement health care cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Consolidated Statements of Earnings. See Note 18 for additional information on Other income (expense) - net.
The weighted-average discount rate used to determine Snap-on’s postretirement health care expense is as follows:

	2020	2019	2018
Discount rate	3.1%	4.2%	3.6%
The weighted-average discount rate used to determine Snap-on’s accumulated benefit obligation is as follows:

	2020	2019
Discount rate	2.3%	3.1%

The methodology for selecting the year-end 2020 and 2019 weighted-average discount rate for the company’s domestic postretirement plans was to match the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. As a practical expedient, Snap-on uses the calendar year end as the measurement date for its plans.

For 2021, the actuarial calculations assume a pre-65 health care cost trend rate of 5.5% and a post-65 health care cost trend rate of 6.0%, both decreasing gradually to 4.5% in 2038 and thereafter.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2021	$3.6
2022	3.7
2023	3.7
2024	3.8
2025	3.8
2025-2029	19.0

The objective of the VEBA trust is to achieve net of expense returns that meet or exceed the 4.8% long-term return on plan assets assumption used for reporting purposes. Investments are diversified to attempt to minimize the risk of large losses. Since asset allocation is a key determinant of expected investment returns, assets are periodically rebalanced to the targeted allocation to correct significant deviations from the asset allocation policy that are caused by market fluctuations and cash flow.

104	SNAP-ON INCORPORATED

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

Snap-on’s VEBA plan target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2020 and 2019 year end are as follows:

	Target	2020	2019
Asset category:
Debt securities and cash and cash equivalents	46%	46%	51%
Equity securities	29%	35%	31%
Hedge funds	25%	19%	18%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$13.3	$12.8

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

2020 ANNUAL REPORT	105

Notes to Consolidated Financial Statements (continued)
The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of the VEBA plan assets as of 2020 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$0.3	$—	$0.3
Debt securities	5.9	—	5.9
Equity securities	—	4.6	4.6
Hedge fund	—	2.5	2.5
Total	$6.2	$7.1	$13.3

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

Note 14: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, SARs and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan continue in accordance with their terms. As of 2020 year end, the 2011 Plan had 1,457,415 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.

Net stock-based compensation expense was $19.5 million in 2020, $23.8 million in 2019 and $27.2 million in 2018. Cash received from stock purchase and option plan exercises was $55.8 million in 2020, $51.4 million in 2019 and $55.5 million in 2018. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $8.2 million in 2020, $9.6 million in 2019 and $14.8 million in 2018.

Stock options: Stock options are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant and have a contractual term of ten years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

106	SNAP-ON INCORPORATED

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

The following weighted-average assumptions were used in calculating the fair value of stock options granted during 2020, 2019 and 2018, using the Black-Scholes valuation model:

	2020	2019	2018
Expected term of option (in years)	5.53	5.53	5.35
Expected volatility factor	21.67%	21.30%	20.08%
Expected dividend yield	2.78%	1.79%	1.68%
Risk-free interest rate	1.50%	2.54%	2.71%

A summary of stock option activity during 2020 is presented below:

	Shares (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	3,114	$135.60
Granted	459	155.34
Exercised	(434)	106.04
Forfeited or expired	(19)	159.78
Outstanding at end of year	3,120	142.47	5.9	$89.5
Exercisable at end of year	2,217	136.76	4.9	76.2

* Weighted-average

The weighted-average grant date fair value of options granted was $22.95 in 2020, $29.98 in 2019 and $30.21 in 2018. The intrinsic value of options exercised was $26.0 million in 2020, $29.9 million in 2019 and $43.8 million in 2018. The fair value of stock options vested was $14.6 million in 2020, $15.7 million in 2019 and $16.0 million in 2018.

As of 2020 year end, there was $13.0 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

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

2020 ANNUAL REPORT	107

Notes to Consolidated Financial Statements (continued)
The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of performance awards granted during 2020, 2019 and 2018 was $155.34, $155.92 and $161.18, respectively. There were no earned PSUs as of the 2020 year end. Earned PSUs totaled 21,183 shares as of 2019 year end and 32,154 shares as of 2018 year end. Any earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”). PSUs related to 21,183 shares, 32,114 shares and 50,182 shares were paid out in 2020, 2019 and 2018, respectively.
Based on the company’s 2020 performance, none of the RSUs granted in 2020 were earned. Based on the company’s 2019 performance, none of the RSUs granted in 2019 were earned. Based on the company’s 2018 performance, 33,170 RSUs granted in 2018 were earned; these RSUs vested as of fiscal 2020 year end and were paid out shortly thereafter.

Changes to the company’s non-vested performance awards in 2020 are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at beginning of year	98	$158.94
Granted	82	155.34
Vested	(30)	161.18
Cancellations and other	(74)	157.49
Non-vested performance awards at end of year	76	155.61

* Weighted-average

As of 2020 year end, there was $6.1 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

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

108	SNAP-ON INCORPORATED

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during 2020, 2019 and 2018, using the Black-Scholes valuation model:

	2020	2019	2018
Expected term of stock-settled SARs (in years)	3.75	3.65	3.58
Expected volatility factor	22.50%	22.60%	20.08%
Expected dividend yield	2.78%	1.81%	1.63%
Risk-free interest rate	1.42%	2.48%	2.40%

Changes to the company’s stock-settled SARs in 2020 are as follows:

	Stock-settled SARs (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	450	$149.18
Granted	92	155.34
Exercised	(7)	112.50
Forfeited or expired	(33)	138.12
Outstanding at end of year	502	151.59	6.6	$9.8
Exercisable at end of year	325	148.93	5.6	7.2

* Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted was $21.31 in 2020, $26.45 in 2019 and $24.71 in 2018. The intrinsic value of stock-settled SARs exercised was $0.4 million in 2020, $0.1 million in 2019 and $1.8 million in 2018. The fair value of stock-settled SARs vested was $2.3 million in 2020, $2.1 million in 2019 and $2.2 million in 2018.

As of 2020 year end there was $2.3 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during 2020, 2019 and 2018, using the Black-Scholes valuation model:

	2020	2019	2018
Expected term of cash-settled SARs (in years)	3.00	2.87	2.76
Expected volatility factor	34.58%	23.33%	21.96%
Expected dividend yield	2.87%	2.02%	1.75%
Risk-free interest rate	0.17%	1.60%	2.50%

The intrinsic value of cash-settled SARs exercised was $1.0 million in 2020, $1.2 million in 2019 and $3.4 million in 2018. The fair value of cash-settled SARs vested during 2020 was zero and $0.1 million in both 2019 and 2018.

2020 ANNUAL REPORT	109

Notes to Consolidated Financial Statements (continued)
Changes to the company’s non-vested cash-settled SARs in 2020 are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at beginning of year	2	$25.96
Granted	1	37.99
Vested	(1)	34.02
Non-vested cash-settled SARs at end of year	2	36.99

* Weighted-average

As of 2020 year end there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.
Restricted stock awards – non-employee directors: The company awarded 7,380 shares, 7,605 shares and 6,975 shares of restricted stock to non-employee directors in 2020, 2019 and 2018, respectively. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.
Directors’ fee plan: Under the Directors’ 1993 Fee Plan, as amended, non-employee directors may elect to receive up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. For 2020, 2019 and 2018, issuances under the Directors’ Fee Plan totaled 1,836 shares, 1,784 shares and 1,727 shares, respectively, of which 1,364 shares, 1,374 shares and 1,315 shares, respectively, were deferred. As of 2020 year end, shares reserved for issuance to directors under this plan totaled 186,641 shares.
Employee stock purchase plan: Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2020, 2019 and 2018, issuances under this plan totaled 25,425 shares, 25,820 shares and 22,794 shares, respectively. As of 2020 year end, shares reserved for issuance under this plan totaled 679,561 shares and Snap-on held participant contributions of approximately $3.3 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was $1.1 million in 2020, $0.1 million in 2019 and $0.3 million in 2018.

Franchisee stock purchase plan: All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2020, 2019 and 2018, issuances under this plan totaled 55,980 shares, 49,921 shares and 46,704 shares, respectively. As of 2020 year end, shares reserved for issuance under this plan totaled 413,550 shares and Snap-on held participant contributions of approximately $5.5 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. The company recognized mark-to-market expense of $1.9 million in 2020, $0.8 million in 2019, and $0.6 million in 2018.

110	SNAP-ON INCORPORATED

Note 15: Capital Stock
Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock awards and other corporate purposes. Snap-on repurchased 1,109,000 shares, 1,495,000 shares and 1,769,000 shares in 2020, 2019 and 2018, respectively. As of 2020 year end, Snap-on has remaining availability to repurchase up to an additional $275.7 million in common stock pursuant to Board authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.
Cash dividends paid in 2020, 2019 and 2018 totaled $243.3 million, $216.6 million and $192.0 million, respectively. Cash dividends per share in 2020, 2019 and 2018 were $4.47, $3.93 and $3.41, respectively. On February 11, 2021, the company’s Board declared a quarterly dividend of $1.23 per share, payable on March 10, 2021, to shareholders of record on February 23, 2021.

Note 16: Commitments and Contingencies
Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for 2020, 2019 and 2018 is as follows:

(Amounts in millions)	2020	2019	2018
Warranty accrual:
Beginning of year	$17.3	$17.1	$17.2
Additions	13.9	16.0	14.9
Usage	(13.6)	(15.8)	(15.0)
End of year	$17.6	$17.3	$17.1
Approximately 2,600 employees, or 21% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. The number of covered union employees whose contracts expire over the next five years approximates 1,325 employees in 2021, 475 employees in 2022, and 800 employees in 2023; there are no contracts currently scheduled to expire in 2024 or 2025. In recent years, Snap-on has not experienced any significant work slowdowns, stoppages or other labor disruptions.
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

2020 ANNUAL REPORT	111

Notes to Consolidated Financial Statements (continued)
Note 17: Leases
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
Right-of-use (“ROU”) assets represent Snap-on’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, Snap-on uses the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, Snap-on uses its country specific incremental borrowing rate based on the information available at the lease commencement date, including the lease term. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Snap-on has lease agreements with lease and non-lease components, which are generally accounted for separately. For all equipment leases, including vehicles, Snap-on accounts for the lease and non-lease components as a single lease component.
Total lease costs for 2020 and 2019 consist of the following:

(Amounts in millions)	2020	2019
Finance lease costs:
Amortization of ROU assets	$1.7	$1.5
Interest on lease liabilities	0.4	0.5
Operating lease costs*	24.6	25.1
Total lease costs	$26.7	$27.1

*	Includes short-term leases, variable lease costs and sublease income, which are immaterial.

Supplemental cash flow information related to leases in 2020 and 2019 is as follows:

(Amounts in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$3.4	$2.8
Operating cash flows from finance leases	0.4	0.5
Operating cash flows from operating leases	23.1	23.5

ROU assets obtained in exchange for new lease obligations:
Finance lease liabilities	$0.4	$1.4
Operating lease liabilities	15.2	12.5

112	SNAP-ON INCORPORATED

Supplemental balance sheet information related to leases in 2020 and 2019 is as follows:

(Amounts in millions)	2020	2019
Finance leases:
Property and equipment - gross	$24.3	$9.2
Accumulated depreciation and amortization	(17.5)	(1.5)
Property and equipment - net	$6.8	$7.7

Other accrued liabilities	$2.7	$2.8
Other long-term liabilities	7.4	10.0
Total finance lease liabilities	$10.1	$12.8

Operating leases:
Operating lease right-of-use assets	$51.9	$55.6

Other accrued liabilities	$19.3	$19.5
Operating lease liabilities	34.0	37.5
Total operating lease liabilities	$53.3	$57.0

Weighted-average lease terms and discount rates in 2020 and 2019 are as follows:

	2020	2019
Weighted-average remaining lease terms:
Finance leases	3.7 years	4.5 years
Operating leases	3.3 years	3.7 years

Weighted-average discount rates:
Finance leases	3.4%	3.4%
Operating leases	2.6%	2.8%
Maturities of lease liabilities as of January 2, 2021 are as follows:

(Amounts in millions)	Operating Leases	Finance Leases
Year:
2021	$20.3	$3.0
2022	15.6	2.8
2023	9.7	2.6
2024	5.8	2.1
2025	3.1	0.3
2026 and thereafter	1.2	—
Total lease payments	55.7	10.8
Less: amount representing interest	(2.4)	(0.7)
Total lease liabilities	$53.3	$10.1

In 2020, Snap-on did not have any significant additional operating or finance leases that have not yet commenced. Rent expense for worldwide facilities, office equipment and vehicles, net of sub-lease rental income, was $33.0 million in 2018.

2020 ANNUAL REPORT	113

Notes to Consolidated Financial Statements (continued)
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

Sales-type leases are included in both “Finance receivables - net” and “Long-term finance receivables - net” on the accompanying Consolidated Balance Sheets, with lease terms of up to five years. In 2020 and 2019, finance receivables have future minimum lease payments, including unguaranteed residual value, of $42.7 million and $97.5 million, respectively, and unearned finance charges of $6.9 million and $19.9 million, respectively.

Sales-type leases are included in both “Contract receivables - net” and “Long-term contract receivables - net” on the accompanying Consolidated Balance Sheets, with lease terms of up to seven years. In 2020 and 2019, contract receivables have future minimum lease payments, including unguaranteed residual value, of $285.8 million and $267.7 million, respectively, and unearned finance charges of $48.4 million and $47.6 million, respectively.

Future minimum lease payments as of January 2, 2021 are as follows:

(Amounts in millions)	Lease Receivables
Year:
2021	$98.5
2022	77.3
2023	59.5
2024	44.2
2025	28.4
2026 and thereafter	20.6
Total lease payments	328.5
Less: unearned finance charges	(55.3)
Net investment in leases	$273.2

See Note 4 for further information on finance and contract receivables.
Note 18: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Consolidated Statements of Earnings consists of the following:

(Amounts in millions)	2020	2019	2018
Interest income	$1.7	$1.5	$0.6
Net foreign exchange loss	(3.9)	(3.6)	(3.9)
Net periodic pension and postretirement benefits - non-service	10.6	10.4	3.7
Settlement of treasury lock	—	—	13.3
Loss on early extinguishment of debt	—	—	(7.8)
Other	0.3	0.5	(1.7)
Total other income (expense) – net	$8.7	$8.8	$4.2

114	SNAP-ON INCORPORATED

Note 19: Accumulated Other Comprehensive Income (Loss)

The following is a summary of net changes in Accumulated OCI by component and net of tax for 2020 and 2019:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of 2018 year end	$(177.9)	$12.2	$(296.5)	$(462.2)
Impact of the Tax Act on Accumulated Other Comprehensive Income (ASU No. 2018-02)	—	—	(45.9)	(45.9)
Balance at beginning of 2019	(177.9)	12.2	(342.4)	(508.1)
Other comprehensive loss before reclassifications	(9.5)	—	(6.5)	(16.0)
Amounts reclassified from Accumulated OCI	—	(1.5)	17.7	16.2
Net other comprehensive income (loss)	(9.5)	(1.5)	11.2	0.2
Balance as of 2019 year end	$(187.4)	$10.7	$(331.2)	$(507.9)
Other comprehensive income before reclassifications	112.7	1.4	3.5	117.6
Amounts reclassified from Accumulated OCI	—	(1.6)	26.1	24.5
Net other comprehensive income (loss)	112.7	(0.2)	29.6	142.1
Balance as of 2020 year end	$(74.7)	$10.5	$(301.6)	$(365.8)

The reclassifications out of Accumulated OCI in 2020 and 2019 are as follows:

	Amounts Reclassified from Accumulated OCI		Statement of Earnings Presentation
(Amounts in millions)	2020	2019
Gains on cash flow hedges:
Treasury locks	$1.6	$1.5	Interest expense
Income tax expense	—	—	Income tax expense
Net of tax	1.6	1.5
Amortization of net unrecognized losses and prior service credits	(34.5)	(23.5)	See footnote below*
Income tax benefit	8.4	5.8	Income tax expense
Net of tax	(26.1)	(17.7)
Total reclassifications for the period, net of tax	$(24.5)	$(16.2)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 12 and Note 13 for further information.

2020 ANNUAL REPORT	115

Notes to Consolidated Financial Statements (continued)
Note 20: Segments
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

Snap-on does not have any single customer or government that represents 10% or more of its revenues in any of the indicated periods.

Financial Data by Segment:

(Amounts in millions)	2020	2019	2018
Net sales:
Commercial & Industrial Group	$1,234.6	$1,345.7	$1,343.3
Snap-on Tools Group	1,643.9	1,612.9	1,613.8
Repair Systems & Information Group	1,238.2	1,334.5	1,334.4
Segment net sales	4,116.7	4,293.1	4,291.5
Intersegment eliminations	(524.2)	(563.1)	(550.8)
Total net sales	3,592.5	3,730.0	3,740.7
Financial Services revenue	349.7	337.7	329.7
Total revenues	$3,942.2	$4,067.7	$4,070.4

Operating earnings:
Commercial & Industrial Group	$153.7	$188.7	$199.3
Snap-on Tools Group	267.7	245.8	264.2
Repair Systems & Information Group	298.0	342.7	342.6
Financial Services	248.6	245.9	230.1
Segment operating earnings	968.0	1,023.1	1,036.2
Corporate	(87.5)	(60.8)	(80.1)
Operating earnings	880.5	962.3	956.1
Interest expense	(54.0)	(49.0)	(50.4)
Other income (expense) – net	8.7	8.8	4.2
Earnings before income taxes and equity earnings	$835.2	$922.1	$909.9

116	SNAP-ON INCORPORATED

Financial Data by Segment (continued):

(Amounts in millions)	2020	2019
Assets:
Commercial & Industrial Group	$1,210.4	$1,138.8
Snap-on Tools Group	775.3	827.4
Repair Systems & Information Group	1,399.7	1,381.9
Financial Services	2,170.3	2,104.0
Total assets from reportable segments	5,555.7	5,452.1
Corporate	1,063.2	303.1
Elimination of intersegment receivables	(61.6)	(61.7)
Total assets	$6,557.3	$5,693.5

(Amounts in millions)	2020	2019	2018
Capital expenditures:
Commercial & Industrial Group	$20.3	$30.1	$21.5
Snap-on Tools Group	24.2	42.7	46.0
Repair Systems & Information Group	14.7	22.7	19.7
Financial Services	0.8	0.8	0.5
Total from reportable segments	60.0	96.3	87.7
Corporate	5.6	3.1	3.2
Total capital expenditures	$65.6	$99.4	$90.9

Depreciation and amortization:
Commercial & Industrial Group	$25.1	$23.5	$23.6
Snap-on Tools Group	32.7	31.7	29.9
Repair Systems & Information Group	34.6	33.0	36.7
Financial Services	0.7	0.7	0.8
Total from reportable segments	93.1	88.9	91.0
Corporate	3.6	3.5	3.1
Total depreciation and amortization	$96.7	$92.4	$94.1

2020 ANNUAL REPORT	117

Notes to Consolidated Financial Statements (continued)
Financial Data by Segment (continued):

(Amounts in millions)	2020	2019	2018
Revenues by geographic region:*
United States	$2,772.3	$2,794.0	$2,727.9
Europe	677.5	730.3	784.7
All other	492.4	543.4	557.8
Total revenues	$3,942.2	$4,067.7	$4,070.4

(Amounts in millions)		2020	2019
Long-lived assets:**
United States		$1,150.2	$1,112.3
Sweden		248.4	218.7
All other		370.8	348.2
Total long-lived assets		$1,769.4	$1,679.2

*	Revenues are attributed to countries based on origin of the sale.
**	Long-lived assets consist of Property and equipment - net, Goodwill, and Other intangibles - net.

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

The following table shows the consolidated net sales and revenues of these product groups in the last three years:

(Amounts in millions)	2020	2019	2018
Net sales:
Tools	$1,984.7	$2,017.5	$2,021.2
Diagnostics, information and management systems	783.8	827.5	797.9
Equipment	824.0	885.0	921.6
Total net sales	3,592.5	3,730.0	3,740.7
Financial services revenue	349.7	337.7	329.7
Total revenues	$3,942.2	$4,067.7	$4,070.4

118	SNAP-ON INCORPORATED

Note 21: Quarterly Data (unaudited)

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020
Net sales	$852.2	$724.3	$941.6	$1,074.4	$3,592.5
Gross profit	421.6	341.2	469.5	516.2	1,748.5
Financial services revenue	85.9	84.6	85.8	93.4	349.7
Financial services expenses	(29.0)	(27.0)	(20.2)	(24.9)	(101.1)
Net earnings	142.0	105.9	184.7	213.8	646.4
Net earnings attributable to Snap-on Incorporated	137.2	101.2	179.7	208.9	627.0
Earnings per share – basic	2.52	1.86	3.31	3.85	11.55
Earnings per share – diluted	2.49	1.85	3.28	3.82	11.44
Cash dividends paid per share	1.08	1.08	1.08	1.23	4.47

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019
Net sales	$921.7	$951.3	$901.8	$955.2	$3,730.0
Gross profit	471.6	473.8	448.1	450.5	1,844.0
Financial services revenue	85.6	84.1	84.1	83.9	337.7
Financial services expenses	(23.5)	(23.5)	(23.1)	(21.7)	(91.8)
Net earnings	182.1	184.9	169.2	175.0	711.2
Net earnings attributable to Snap-on Incorporated	177.9	180.4	164.6	170.6	693.5
Earnings per share – basic	3.21	3.27	2.99	3.12	12.59
Earnings per share – diluted	3.16	3.22	2.96	3.08	12.41
Cash dividends paid per share	0.95	0.95	0.95	1.08	3.93

2020 ANNUAL REPORT	119

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED

By:	/s/ Nicholas T. Pinchuk	Date:	February 11, 2021
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Nicholas T. Pinchuk	Date:	February 11, 2021
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

/s/ Aldo J. Pagliari	Date:	February 11, 2021
Aldo J. Pagliari, Principal Financial Officer, Senior Vice President – Finance and Chief Financial Officer

/s/ Richard K. Strege	Date:	February 11, 2021
Richard K. Strege, Principal Accounting Officer, Vice President and Controller

120	SNAP-ON INCORPORATED

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ David C. Adams	Date:	February 11, 2021
David C. Adams, Director

By:	/s/ Karen L. Daniel	Date:	February 11, 2021
Karen L. Daniel, Director

By:	/s/ Ruth Ann M. Gillis	Date:	February 11, 2021
Ruth Ann M. Gillis, Director

By:	/s/ James P. Holden	Date:	February 11, 2021
James P. Holden, Director

By:	/s/ Nathan J. Jones	Date:	February 11, 2021
Nathan J. Jones, Director

By:	/s/ Henry W. Knueppel	Date:	February 11, 2021
Henry W. Knueppel, Director

By:	/s/ W. Dudley Lehman	Date:	February 11, 2021
W. Dudley Lehman, Director

By:	/s/ Nicholas T. Pinchuk	Date:	February 11, 2021
Nicholas T. Pinchuk, Director

By:	/s/ Gregg M. Sherrill	Date:	February 11, 2021
Gregg M. Sherrill, Director

By:	/s/ Donald J. Stebbins	Date:	February 11, 2021
Donald J. Stebbins, Director

2020 ANNUAL REPORT	121