Form 10-Q
period 2021-04-03
Snap-on Inc
filed 2021-04-22
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 16, 2021
Common Stock, $1.00 par value	54,079,984 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales	$1,024.6	$852.2
Cost of goods sold	(511.0)	(430.6)
Gross profit	513.6	421.6
Operating expenses	(312.7)	(282.7)
Operating earnings before financial services	200.9	138.9

Financial services revenue	88.6	85.9
Financial services expenses	(23.3)	(29.0)
Operating earnings from financial services	65.3	56.9

Operating earnings	266.2	195.8
Interest expense	(14.3)	(11.4)
Other income (expense) – net	4.3	1.5
Earnings before income taxes and equity earnings	256.2	185.9
Income tax expense	(59.1)	(43.9)
Earnings before equity earnings	197.1	142.0
Equity earnings, net of tax	0.5	—
Net earnings	197.6	142.0
Net earnings attributable to noncontrolling interests	(5.0)	(4.8)
Net earnings attributable to Snap-on Incorporated	$192.6	$137.2

Net earnings per share attributable to Snap-on Incorporated:
Basic	$3.55	$2.52
Diluted	3.50	2.49

Weighted-average shares outstanding:
Basic	54.2	54.5
Effect of dilutive securities	0.9	0.5
Diluted	55.1	55.0

Dividends declared per common share	$1.23	$1.08

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Comprehensive income (loss):
Net earnings	$197.6	$142.0
Other comprehensive income (loss):
Foreign currency translation*	(29.0)	(108.0)
Unrealized cash flow hedges, net of tax:
Reclassification of cash flow hedges to net earnings	(0.4)	(0.4)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses included in net periodic benefit cost	9.1	8.4
Income tax benefit	(2.2)	(2.0)
Net of tax	6.9	6.4
Total comprehensive income	175.1	40.0

Comprehensive income attributable to noncontrolling interests	(5.0)	(4.8)
Comprehensive income attributable to Snap-on Incorporated	$170.1	$35.2

* There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	April 3, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$904.6	$923.4
Trade and other accounts receivable – net	650.8	640.7
Finance receivables – net	527.4	530.2
Contract receivables – net	108.0	112.5
Inventories – net	730.1	746.5
Prepaid expenses and other assets	131.6	129.7
Total current assets	3,052.5	3,083.0

Property and equipment:
Land	33.6	34.0
Buildings and improvements	427.8	432.0
Machinery, equipment and computer software	1,035.6	1,033.4
Property and equipment – gross	1,497.0	1,499.4
Accumulated depreciation and amortization	(977.9)	(973.2)
Property and equipment – net	519.1	526.2

Operating lease right-of-use assets	49.9	51.9
Deferred income tax assets	49.8	50.3
Long-term finance receivables – net	1,118.3	1,136.3
Long-term contract receivables – net	374.0	374.7
Goodwill	1,161.8	982.4
Other intangibles – net	254.6	260.8
Other assets	93.5	91.7
Total assets	$6,673.5	$6,557.3
See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	April 3, 2021	January 2, 2021
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$268.5	$268.5
Accounts payable	235.9	222.9
Accrued benefits	74.5	59.7
Accrued compensation	73.3	89.9
Franchisee deposits	76.3	78.4
Other accrued liabilities	505.6	445.5
Total current liabilities	1,234.1	1,164.9

Long-term debt	1,182.3	1,182.1
Deferred income tax liabilities	74.9	70.4
Retiree health care benefits	33.8	34.5
Pension liabilities	117.6	127.1
Operating lease liabilities	32.0	34.0
Other long-term liabilities	100.9	97.7
Total liabilities	2,775.6	2,710.7

Commitments and contingencies (Note 15)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,437,885 and 67,430,958 shares, respectively)	67.4	67.4
Additional paid-in capital	419.7	391.7
Retained earnings	5,282.5	5,156.9
Accumulated other comprehensive loss	(388.3)	(365.8)
Treasury stock at cost (13,392,053 and 13,328,859 shares, respectively)	(1,505.3)	(1,425.3)
Total shareholders’ equity attributable to Snap-on Incorporated	3,876.0	3,824.9
Noncontrolling interests	21.9	21.7
Total equity	3,897.9	3,846.6
Total liabilities and equity	$6,673.5	$6,557.3

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)

The following summarizes the changes in total equity for the three month period ended April 3, 2021:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at January 2, 2021	$67.4	$391.7	$5,156.9	$(365.8)	$(1,425.3)	$21.7	$3,846.6
Net Earnings for the three months ended April 3, 2021	—	—	192.6	—	—	5.0	197.6
Other comprehensive loss	—	—	—	(22.5)	—	—	(22.5)
Cash dividends – $1.23 per share	—	—	(66.7)	—	—	—	(66.7)
Stock compensation plans	—	28.0	—	—	71.9	—	99.9
Share repurchases – 722,000 shares	—	—	—	—	(151.9)	—	(151.9)
Other	—	—	(0.3)	—	—	(4.8)	(5.1)
Balance at April 3, 2021	$67.4	$419.7	$5,282.5	$(388.3)	$(1,505.3)	$21.9	$3,897.9

The following summarizes the changes in total equity for the three month period ended March 28, 2020:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 28, 2019	$67.4	$379.1	$4,779.7	$(507.9)	$(1,309.2)	$21.7	$3,430.8
Impact of adopting the Credit Loss Standard (ASU No. 2016-13)	—	—	(6.1)	—	—	—	(6.1)
Balance at December 29, 2019	67.4	379.1	4,773.6	(507.9)	(1,309.2)	21.7	3,424.7
Net Earnings for the three months ended March 28, 2020	—	—	137.2	—	—	4.8	142.0
Other comprehensive loss	—	—	—	(102.0)	—	—	(102.0)
Cash dividends – $1.08 per share	—	—	(59.0)	—	—	—	(59.0)
Stock compensation plans	—	(0.7)	—	—	3.1	—	2.4
Share repurchases – 349,000 shares	—	—	—	—	(50.5)	—	(50.5)
Other	—	—	0.2	—	—	(4.4)	(4.2)
Balance at Balance at March 28, 2020	$67.4	$378.4	$4,852.0	$(609.9)	$(1,356.6)	$22.1	$3,353.4

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Operating activities:
Net earnings	$197.6	$142.0
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	18.7	18.1
Amortization of other intangibles	6.0	5.7
Provision for losses on finance receivables	11.3	16.3
Provision for losses on non-finance receivables	2.6	5.0
Stock-based compensation expense	12.3	1.1
Deferred income tax provision (benefit)	2.3	(3.6)
Loss on sales of assets	—	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	(9.8)	34.3
Contract receivables	5.6	1.2
Inventories	8.3	(23.8)
Prepaid and other assets	(1.8)	3.2
Accounts payable	17.5	1.9
Accruals and other liabilities	48.7	11.9
Net cash provided by operating activities	319.3	213.4
Investing activities:
Additions to finance receivables	(216.5)	(212.8)
Collections of finance receivables	228.6	190.7
Capital expenditures	(19.3)	(17.2)
Acquisitions of businesses, net of cash acquired	(200.0)	(6.1)
Other	—	(4.4)
Net cash used by investing activities	(207.2)	(49.8)
Financing activities:
Net increase (decrease) in other short-term borrowings	2.4	(41.9)
Cash dividends paid	(66.7)	(59.0)
Purchases of treasury stock	(151.9)	(50.5)
Proceeds from stock purchase and option plans	93.0	1.5
Other	(7.8)	(7.2)
Net cash used by financing activities	(131.0)	(157.1)

Effect of exchange rate changes on cash and cash equivalents	0.1	(5.2)
Increase (decrease) in cash and cash equivalents	(18.8)	1.3
Cash and cash equivalents at beginning of year	923.4	184.5
Cash and cash equivalents at end of period	$904.6	$185.8
Supplemental cash flow disclosures:
Cash paid for interest	$(19.4)	$(20.7)
Net cash paid for income taxes	(15.9)	(15.1)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Accounting Policies
Principles of consolidation and presentation
The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly owned and majority-owned subsidiaries (collectively, “Snap-on” or the “company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2020 Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (“2020 year end”).
The company’s 2021 fiscal year, which ends on January 1, 2022, will contain 52 weeks of operating results. The company’s 2020 fiscal year contained 53 weeks of operating results, with the additional week occurring in the fourth quarter. Snap-on’s 2021 fiscal first quarter ended on April 3, 2021; the 2020 fiscal first quarter ended on March 28, 2020. The company’s 2021 and 2020 fiscal first quarters each contained 13 weeks of operating results. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three month periods ended April 3, 2021, and March 28, 2020, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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
New Accounting Standards
The following new accounting pronouncement was adopted by Snap-on in fiscal year 2021:
On January 3, 2021, the beginning of Snap-on’s 2021 fiscal year, the company adopted ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The adoption of this ASU did not have a significant impact on the company’s Condensed Consolidated Financial Statements.

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

Revenue Disaggregation: The following table shows the consolidated revenues by revenue source:

	Three Months Ended
(Amounts in millions)	April 3, 2021	March 28, 2020

Revenue from contracts with customers	$1,018.8	$846.6
Other revenues	5.8	5.6
Total net sales	1,024.6	852.2
Financial services revenue	88.6	85.9
Total revenues	$1,113.2	$938.1

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables represent external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the Three Months Ended April 3, 2021
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$118.0	$408.1	$200.9	$—	$—	$727.0
Europe	84.3	44.2	60.6	—	—	189.1
All other	68.8	26.0	13.7	—	—	108.5
External net sales	271.1	478.3	275.2	—	—	1,024.6
Intersegment net sales	74.6	—	72.4	—	(147.0)	—
Total net sales	345.7	478.3	347.6	—	(147.0)	1,024.6
Financial services revenue	—	—	—	88.6	—	88.6
Total revenue	$345.7	$478.3	$347.6	$88.6	$(147.0)	$1,113.2

	For the Three Months Ended March 28, 2020
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$108.9	$326.9	$177.3	$—	$—	$613.1
Europe	67.1	31.1	56.6	—	—	154.8
All other	51.0	17.9	15.4	—	—	84.3
External net sales	227.0	375.9	249.3	—	—	852.2
Intersegment net sales	72.9	—	65.3	—	(138.2)	—
Total net sales	299.9	375.9	314.6	—	(138.2)	852.2
Financial services revenue	—	—	—	85.9	—	85.9
Total revenue	$299.9	$375.9	$314.6	$85.9	$(138.2)	$938.1

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables represent external net sales disaggregated by customer type:

	For the Three Months Ended April 3, 2021
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$24.1	$478.3	$275.2	$—	$—	$777.6
All other professionals	247.0	—	—	—	—	247.0
External net sales	271.1	478.3	275.2	—	—	1,024.6
Intersegment net sales	74.6	—	72.4	—	(147.0)	—
Total net sales	345.7	478.3	347.6	—	(147.0)	1,024.6
Financial services revenue	—	—	—	88.6	—	88.6
Total revenue	$345.7	$478.3	$347.6	$88.6	$(147.0)	$1,113.2

	For the Three Months Ended March 28, 2020
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$19.4	$375.9	$249.3	$—	$—	$644.6
All other professionals	207.6	—	—	—	—	207.6
External net sales	227.0	375.9	249.3	—	—	852.2
Intersegment net sales	72.9	—	65.3	—	(138.2)	—
Total net sales	299.9	375.9	314.6	—	(138.2)	852.2
Financial services revenue	—	—	—	85.9	—	85.9
Total revenue	$299.9	$375.9	$314.6	$85.9	$(138.2)	$938.1

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

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations.  The remaining duration of these unsatisfied performance obligations range from one month up to 60 months.  Snap-on had approximately $218.0 million of long-term contracts that have fixed consideration that extends beyond one year as of April 3, 2021. Snap-on expects to recognize approximately 65% of these contracts as revenue by the end of fiscal 2022, an additional 30% by the end of fiscal 2024 and the balance thereafter.

Contract Liabilities (Deferred Revenues): Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance.  The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities was $70.6 million and $61.0 million at April 3, 2021, and January 2, 2021, respectively.  The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion of such liabilities is included in “Other long-term liabilities” on the accompanying Condensed Consolidated Balance Sheets.  During the three months ended April 3, 2021, Snap-on recognized revenue of $31.0 million that was included in the $61.0 million contract liability balance at January 2, 2021, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.

Note 3: Acquisitions
On February 26, 2021, Snap-on acquired Dealer-FX Group, Inc. (“Dealer-FX”) for a cash purchase price of $200.1 million (or $200.0 million, net of cash acquired). Dealer-FX, based in Markham, Ontario, is a leading developer, marketer and provider of service operations software solutions for automotive OEM customers and their dealers. Dealer-FX specializes in software as a service (SaaS) management systems, communications platforms, extensive data integrations, and offers a digitalized solution that increases productivity and enhances the vehicle owners experience. In the first quarter of 2021, the company recorded, on a preliminary basis, the $195.2 million excess of the purchase price over the fair value of the net assets acquired in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. The company anticipates completing the purchase accounting for the acquired net assets of Dealer-FX in 2021.
On September 28, 2020, Snap-on acquired substantially all of the assets of AutoCrib, Inc. (“AutoCrib”) for a cash purchase price of $35.4 million. AutoCrib, based in Tustin, California, designs, manufactures and markets asset and tool control solutions for a variety of aerospace, automotive, military, natural resources and general industry operations. In the first quarter of 2021, the company completed the purchase accounting valuations for the acquired net assets of AutoCrib, including intangible assets. The $18.3 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.
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
For segment reporting purposes, the results of operations and assets of Dealer-FX and Sigmavision have been included in the Repair Systems & Information Group since the respective acquisition dates, and the results of operations and assets of AutoCrib have been included in the Commercial & Industrial Group since the acquisition date.
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
The components of Snap-on’s trade and other accounts receivable as of April 3, 2021, and January 2, 2021, are as follows:

(Amounts in millions)	April 3, 2021	January 2, 2021
Trade and other accounts receivable	$676.6	$667.0
Allowances for credit losses	(25.8)	(26.3)
Total trade and other accounts receivable – net	$650.8	$640.7

The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for the three months ended April 3, 2021, and March 28, 2020:

	Three Months Ended
(Amounts in millions)	April 3, 2021	March 28, 2020
Allowances for credit losses:
Beginning of period	$26.3	$20.9
Provision for credit losses	1.9	3.6
Charge-offs	(2.1)	(3.1)
Recoveries	—	—
Currency translation	(0.3)	(1.0)
End of period	$25.8	$20.4

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s current finance and contract receivables as of April 3, 2021, and January 2, 2021, are as follows:

(Amounts in millions)	April 3, 2021	January 2, 2021
Finance installment receivables	$537.3	$533.9
Finance lease receivables, net of unearned finance charges of $3.2 million and $4.4 million, respectively	13.8	20.2
Total finance receivables	551.1	554.1

Contract installment receivables	55.2	59.1
Contract lease receivables, net of unearned finance charges of $18.2 million in both periods	55.1	55.7
Total contract receivables	110.3	114.8
Total	661.4	668.9

Allowances for credit losses:
Finance installment receivables	(23.6)	(23.6)
Finance lease receivables	(0.1)	(0.3)
Total finance allowance for credit losses	(23.7)	(23.9)

Contract installment receivables	(1.4)	(1.4)
Contract lease receivables	(0.9)	(0.9)
Total contract allowance for credit losses	(2.3)	(2.3)
Total allowance for credit losses	(26.0)	(26.2)
Total current finance and contract receivables – net	$635.4	$642.7

Finance receivables – net	$527.4	$530.2
Contract receivables – net	108.0	112.5
Total current finance and contract receivables – net	$635.4	$642.7

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of April 3, 2021, and January 2, 2021, are as follows:

(Amounts in millions)	April 3, 2021	January 2, 2021
Finance installment receivables	$1,158.8	$1,173.1
Finance lease receivables, net of unearned finance charges of $1.7 million and $2.5 million, respectively	11.1	15.6
Total finance receivables	1,169.9	1,188.7

Contract installment receivables	198.4	199.7
Contract lease receivables, net of unearned finance charges of $30.1 million and $30.2 million, respectively	182.5	181.7
Total contract receivables	380.9	381.4
Total	1,550.8	1,570.1

Allowances for credit losses:
Finance installment receivables	(51.5)	(52.1)
Finance lease receivables	(0.1)	(0.3)
Total finance allowance for credit losses	(51.6)	(52.4)

Contract installment receivables	(3.2)	(3.1)
Contract lease receivables	(3.7)	(3.6)
Total contract allowance for credit losses	(6.9)	(6.7)
Total allowance for credit losses	(58.5)	(59.1)
Total long-term finance and contract receivables – net	$1,492.3	$1,511.0

Finance receivables – net	$1,118.3	$1,136.3
Contract receivables – net	374.0	374.7
Total long-term finance and contract receivables – net	$1,492.3	$1,511.0
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

The amortized cost basis of finance and contract receivables by origination year as of April 3, 2021, are as follows:

(Amounts in millions)	2021	2020	2019	2018	2017	Prior	Total
Finance Receivables:
Delinquent	$0.1	$15.9	$11.5	$6.6	$3.4	$1.5	$39.0
Non-delinquent	388.1	845.2	283.1	115.1	40.5	10.0	1,682.0
Total Finance receivables	$388.2	$861.1	$294.6	$121.7	$43.9	$11.5	$1,721.0

Contract receivables:
Delinquent	$—	$0.5	$0.4	$0.5	$0.2	$0.2	$1.8
Non-delinquent	45.4	161.7	115.7	78.2	47.0	41.4	489.4
Total Contract receivables	$45.4	$162.2	$116.1	$78.7	$47.2	$41.6	$491.2

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

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three months ended April 3, 2021, and March 28, 2020:

	Three Months Ended April 3, 2021		Three Months Ended March 28, 2020
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$76.3	$9.0	$61.9	$5.6
Impact of adopting ASU No. 2016-13	—	—	5.2	2.9
Provision for credit losses	11.3	0.7	16.3	1.4
Charge-offs	(14.9)	(0.6)	(15.9)	(1.3)
Recoveries	2.6	0.1	2.0	—
Currency translation	—	—	(0.3)	—
End of period	$75.3	$9.2	$69.2	$8.6
The provision for credit losses for Finance and Contract Receivables for the three months ended March 28, 2020, included $2.1 million and $0.5 million, respectively, as a result of the economic uncertainty associated with the COVID-19 pandemic.

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

It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of April 3, 2021, and January 2, 2021, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aging of finance and contract receivables as of April 3, 2021, and January 2, 2021, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
April 3, 2021:
Finance receivables	$10.5	$9.7	$18.8	$39.0	$1,682.0	$1,721.0	$15.9
Contract receivables	0.5	0.4	0.9	1.8	489.4	491.2	0.1

January 2, 2021:
Finance receivables	$18.4	$12.2	$21.1	$51.7	$1,691.1	$1,742.8	$18.2
Contract receivables	1.3	0.6	1.5	3.4	492.8	496.2	0.2

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
The amount of finance and contract receivables on nonaccrual status as of April 3, 2021, and January 2, 2021, is as follows:

(Amounts in millions)	April 3, 2021	January 2, 2021
Finance receivables	$9.0	$9.6
Contract receivables	1.8	2.4

Note 5: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	April 3, 2021	January 2, 2021
Finished goods	$625.8	$643.4
Work in progress	63.7	61.6
Raw materials	124.9	125.5
Total FIFO value	814.4	830.5
Excess of current cost over LIFO cost	(84.3)	(84.0)
Total inventories – net	$730.1	$746.5

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 55% and 57% of total inventories as of April 3, 2021 and January 2, 2021, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of April 3, 2021, approximately 27% of the company’s U.S. inventory was accounted for using the FIFO method and 73% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three months ended April 3, 2021, or March 28, 2020.
Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the three months ended April 3, 2021, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of January 2, 2021	$331.2	$12.4	$638.8	$982.4
Currency translation	(10.8)	—	(5.0)	(15.8)
Acquisitions and related adjustments	—	—	195.2	195.2
Balance as of April 3, 2021	$320.4	$12.4	$829.0	$1,161.8

Goodwill of $1,161.8 million as of April 3, 2021, included $195.2 million, on a preliminary basis, from the acquisition of Dealer-FX. During the first three months ended April 3, 2021, the purchase accounting valuations for the acquired net assets, including intangible assets, of AutoCrib were completed, resulting in no change to goodwill. The goodwill from Dealer-FX is included in the Repair Systems & Information Group and $18.3 million of goodwill from the 2020 AutoCrib acquisition is included in the Commercial & Industrial Group. See Note 3 for additional information on acquisitions.
Additional disclosures related to other intangible assets are as follows:

	April 3, 2021		January 2, 2021
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$190.8	$(132.8)	$191.5	$(130.1)
Developed technology	21.9	(20.3)	21.8	(19.9)
Internally developed software	174.3	(130.5)	172.2	(128.0)
Patents	43.4	(25.1)	43.2	(25.3)
Trademarks	3.8	(2.3)	3.9	(2.4)
Other	8.1	(3.9)	8.2	(3.9)
Total	442.3	(314.9)	440.8	(309.6)
Non-amortized trademarks	127.2	—	129.6	—
Total other intangible assets	$569.5	$(314.9)	$570.4	$(309.6)

Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of April 3, 2021, the company had no accumulated impairment losses.

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
The aggregate amortization expense was $6.0 million and $5.7 million for the respective three months ended April 3, 2021, and March 28, 2020. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $20.4 million in 2021, $20.7 million in 2022, $17.6 million in 2023, $12.6 million in 2024, $8.3 million in 2025, and $7.7 million in 2026.

Note 7: Exit and Disposal Activities
Snap-on did not record any costs for exit and disposal activities in the first three months ended April 3, 2021. For the three months ended March 28, 2020, Snap-on recorded costs of $7.5 million for exit and disposal activities. The costs associated with exit and disposal activities by operating segment are as follows:

	Three Months Ended
(Amounts in millions)	April 3, 2021	March 28, 2020
Exit and disposal costs
Cost of goods sold:
Commercial & Industrial Group	$—	$4.4
Repair System & Information Group	—	0.7
Total cost of goods sold	$—	$5.1

Operating Expenses:
Repair System & Information Group	$—	$2.4

Total exit and disposal costs:
Commercial & Industrial Group	$—	$4.4
Repair System & Information Group	—	$3.1
Total exit and disposal costs	$—	$7.5

Costs associated with exit and disposal activities in the first three months of 2020 primarily related to headcount reductions from the ongoing optimization of the company’s cost structure in Europe and various other management and realignment actions.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on’s exit and disposal accrual activity for the first quarter of 2021 is as follows:

	Balance at	First Three Months		Balance at
(Amounts in millions)	January 2, 2021	Provision	Usage	April 3, 2021
Severance costs:
Commercial & Industrial Group	$5.8	$—	$(0.3)	$5.5
Snap-on Tools Group	0.4	—	—	0.4
Repair System & Information Group	3.8	—	(0.2)	3.6
Total	$10.0	$—	$(0.5)	$9.5

As of April 3, 2021, the company expects that of the $9.5 million exit and disposal accrual, approximately $7.0 million will be utilized in the balance of 2021, and the remainder thereafter, primarily for longer-term severance payments.
Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operating activities and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgement under prevailing circumstances.
Note 8: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 23.5% and 24.2% in the respective first three months of 2021 and 2020.
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

Note 9: Short-term and Long-term Debt
Short-term and long-term debt as of April 3, 2021, and January 2, 2021, consisted of the following:

(Amounts in millions)	April 3, 2021	January 2, 2021
6.125% unsecured notes due 2021	$250.0	$250.0
3.25% unsecured notes due 2027	300.0	300.0
4.10% unsecured notes due 2048	400.0	400.0
3.10% unsecured notes due 2050	500.0	500.0
Other*	0.8	0.6
	1,450.8	1,450.6
Less: notes payable and current maturities of long-term debt
Current maturities of long-term debt	(250.0)	(250.0)
Other notes*	(18.5)	(18.5)
	(268.5)	(268.5)
Total long-term debt	$1,182.3	$1,182.1

*	Includes the net effects of debt amortization costs and fair value adjustments of interest rate swaps.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Notes payable and current maturities of long-term debt of $268.5 million as of April 3, 2021, consisted of $250.0 million of 6.125% unsecured notes that mature on September 1, 2021 (the “2021 Notes”), $16.9 million of other notes and $1.6 million from the net effects of debt amortization costs and fair value adjustments of interest rate swaps. As of 2020 year end, notes payable of $268.5 million included $250.0 million of the 2021 Notes, $14.9 million of other notes and $3.6 million from the net effects of debt amortization costs and fair value adjustments of interest rate swaps.
Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of April 3, 2021. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of April 3, 2021, the company’s actual ratios of 0.12 and 0.54 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.
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
Interest Rate Swaps: Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The change in the fair value of the derivative is recorded in “Notes payable and current maturities of long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of both April 3, 2021, and January 2, 2021. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of both April 3, 2021, and January 2, 2021.
Treasury locks: Snap-on uses treasury locks to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI for derivative instruments that are designated and qualify as cash flow hedges. Upon the issuance of debt, the related amount in Accumulated OCI is released over the term of the debt and recognized as an adjustment to interest expense on the Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of both April 3, 2021, and January 2, 2021.
Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of April 3, 2021, Snap-on had equity forwards in place intended to manage market risk with respect to 79,100 shares of Snap-on common stock associated with its deferred compensation plans.
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
Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	April 3, 2021		January 2, 2021
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,645.7	$1,988.8	$1,666.5	$2,024.4
Contract receivables – net	482.0	538.5	487.2	545.4
Long-term debt and notes payable and current maturities of long-term debt	1,450.8	1,554.5	1,450.6	1,678.2

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

Note 11: Pension Plans
Snap-on’s net periodic pension cost included the following components:

	Three Months Ended
(Amounts in millions)	April 3, 2021	March 28, 2020
Service cost	$7.5	$6.9
Interest cost	10.6	12.1
Expected return on plan assets	(23.6)	(23.7)
Amortization of unrecognized loss	9.1	8.4
Net periodic pension cost	$3.6	$3.7
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
Note 12: Postretirement Health Care Plans
Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended
(Amounts in millions)	April 3, 2021	March 28, 2020
Interest cost	$0.3	$0.4
Expected return on plan assets	(0.2)	(0.2)
Net periodic postretirement health care cost	$0.1	$0.2

The components of net periodic postretirement health care cost are included in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 17 for additional information on other income (expense) - net.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan continue in accordance with their terms. As of April 3, 2021, the 2011 Plan had 1,099,455 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.
Net stock-based compensation expense was $12.3 million and $1.1 million for the respective three months ended April 3, 2021, and March 28, 2020. Cash received from stock purchase and option plan exercises during the respective three months ended April 3, 2021, and March 28, 2020 totaled $93.0 million and $1.5 million. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $7.7 million and $1.5 million for the respective three months ended April 3, 2021, and March 28, 2020.

Stock Options: Stock options are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant and have a contractual term of 10 years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.
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
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three months ended April 3, 2021, and March 28, 2020, using the Black-Scholes valuation model:

	Three Months Ended
	April 3, 2021	March 28, 2020
Expected term of option (in years)	5.33	5.53
Expected volatility factor	21.80%	21.67%
Expected dividend yield	2.59%	2.78%
Risk-free interest rate	0.67%	1.50%

A summary of stock option activity as of and for the three months ended April 3, 2021, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 2, 2021	3,120	$142.47
Granted	333	189.91
Exercised	(621)	149.90
Forfeited or expired	(1)	155.53
Outstanding at April 3, 2021	2,831	146.41	6.1	$241.6
Exercisable at April 3, 2021	2,047	137.33	5.0	193.2

*	Weighted-average

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted-average grant date fair value of options granted during the three months ended April 3, 2021, and March 28, 2020, was $26.19 and $22.95, respectively. The intrinsic value of options exercised was $30.8 million and $1.4 million during the respective three months ended April 3, 2021, and March 28, 2020. The fair value of stock options vested was $12.5 million and $14.6 million during the respective three months ended April 3, 2021, and March 28, 2020.

As of April 3, 2021, there was $18.7 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 2.1 years.
Performance Share Unit and Restricted Stock Unit Awards: Performance share units (“PSUs”) are earned and expensed using the fair value of the award over a contractual term of three years based on the company’s performance. Vesting of the PSUs is dependent upon performance relative to pre-defined goals for revenue growth and return on net assets for the applicable performance period. For performance achieved above specified levels, the recipient may earn additional shares of stock, not to exceed 100% of the number of performance awards initially granted. The PSUs have a three-year performance period based on the results of the consolidated financial metrics of the company.
Time-based RSUs are earned and expensed using the fair value of the award over the contractual term of three years. Vesting of the time-based RSUs is dependent upon continued employment over the 3-year cliff vesting period.
The fair value of PSUs and RSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of awards granted during the three months ended April 3, 2021, and March 28, 2020, was $188.72 and $155.34, respectively. There were no PSUs paid out during the three months ended April 3, 2021. PSUs related to 21,184 shares were paid out during the three months ended March 28, 2020. Earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
Changes to the company’s non-vested PSUs and RSUs during the three months ended April 3, 2021, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at January 2, 2021	76	$155.61
Granted	121	188.72
Vested	—	—
Cancellations and other	—	—
Non-vested performance awards at April 3, 2021	197	175.90

*	Weighted-average
As of April 3, 2021, there was $25.8 million of unrecognized compensation cost related to non-vested PSUs and RSUs that are expected to be recognized as a charge to earnings over a weighted-average period of 2.5 years.

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
The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the three months ended April 3, 2021, and March 28, 2020, using the Black-Scholes valuation model:

	Three Months Ended
	April 3, 2021	March 28, 2020
Expected term of stock-settled SARs (in years)	3.94	3.75
Expected volatility factor	22.50%	22.50%
Expected dividend yield	2.59%	2.78%
Risk-free interest rate	0.19%	1.42%
Changes to the company’s stock-settled SARs during the three months ended April 3, 2021, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 2, 2021	502	$151.59
Granted	83	189.89
Exercised	(38)	143.06
Forfeited or expired	(121)	152.09
Outstanding at April 3, 2021	426	159.64	7.3	$30.7
Exercisable at April 3, 2021	255	151.29	6.0	20.5

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the three months ended April 3, 2021, and March 28, 2020, was $24.05 and $21.31, respectively. The intrinsic value of stock-settled SARs exercised was $2.2 million and zero during the respective three months ended April 3, 2021, and March 28, 2020. The fair value of stock-settled SARs vested was $2.1 million and $2.3 million during the respective three months ended April 3, 2021, and March 28, 2020.
As of April 3, 2021, there was $4.3 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the three months ended April 3, 2021, and March 28, 2020, using the Black-Scholes valuation model:

	Three Months Ended
	April 3, 2021	March 28, 2020
Expected term of cash-settled SARs (in years)	3.83	3.66
Expected volatility factor	22.49%	27.06%
Expected dividend yield	2.12%	4.01%
Risk-free interest rate	0.39%	0.30%
The intrinsic value of cash-settled SARs exercised was $0.5 million and $0.1 million during the respective three months ended April 3, 2021, and March 28, 2020. The fair value of cash-settled SARs vested was $0.1 million and zero during the respective three months ended April 3, 2021, and March 28, 2020.
Changes to the company’s non-vested cash-settled SARs during the three months ended April 3, 2021, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at January 2, 2021	2	$36.99
Granted	1	24.05
Vested	(1)	69.68
Non-vested cash-settled SARs at April 3, 2021	2	47.56

*	Weighted-average

As of April 3, 2021, there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.
Restricted Stock Awards – Non-employee Directors: The company awarded 6,858 shares and 7,380 shares of restricted stock to non-employee directors for the respective three months ended April 3, 2021, and March 28, 2020. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.
Note 14: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Weighted-average common shares outstanding	54,184,438	54,523,857
Effect of dilutive securities	933,451	524,511
Weighted-average common shares outstanding, assuming dilution	55,117,889	55,048,368

The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of April 3, 2021, there were 400 awards outstanding that were anti-dilutive; as of March 28, 2020, there were 2,304,236 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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
Snap-on’s product warranty accrual activity for the three months ended April 3, 2021, and March 28, 2020, is as follows:

	Three Months Ended
(Amounts in millions)	April 3, 2021	March 28, 2020
Warranty reserve:
Beginning of period	$17.6	$17.3
Additions	4.1	3.7
Usage	(3.4)	(3.8)
End of period	$18.3	$17.2

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of all legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 16: Leases

Lessee Accounting: Supplemental balance sheet information related to leases as of April 3, 2021, and January 2, 2021 is as follows:

(Amounts in millions)	April 3, 2021	January 2, 2021
Finance leases:
Property and equipment - gross	$22.9	$24.3
Accumulated depreciation and amortization	(16.9)	(17.5)
Property and equipment - net	$6.0	$6.8

Other accrued liabilities	$2.6	$2.7
Other long-term liabilities	6.5	7.4
Total finance lease liabilities	$9.1	$10.1

Operating leases:
Operating lease right-of-use assets	$49.9	$51.9

Other accrued liabilities	$19.3	$19.3
Operating lease liabilities	32.0	34.0
Total operating lease liabilities	$51.3	$53.3

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 17: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended
(Amounts in millions)	April 3, 2021	March 28, 2020
Interest income	$0.4	$0.4
Net foreign exchange loss	(0.2)	(1.9)
Net periodic pension and postretirement benefits – non-service	3.8	3.0
Other	0.3	—
Total other income (expense) – net	$4.3	$1.5

Note 18: Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended April 3, 2021:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of January 2, 2021	$(74.7)	$10.5	$(301.6)	$(365.8)
Other comprehensive loss before reclassifications	(29.0)	—	—	(29.0)
Amounts reclassified from Accumulated OCI	—	(0.4)	6.9	6.5
Net other comprehensive income (loss)	(29.0)	(0.4)	6.9	(22.5)
Balance as of April 3, 2021	$(103.7)	$10.1	$(294.7)	$(388.3)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended March 28, 2020:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 28, 2019	$(187.4)	$10.7	$(331.2)	$(507.9)
Other comprehensive loss before reclassifications	(108.0)	—	—	(108.0)
Amounts reclassified from Accumulated OCI	—	(0.4)	6.4	6.0
Net other comprehensive income (loss)	(108.0)	(0.4)	6.4	(102.0)
Balance as of March 28, 2020	$(295.4)	$10.3	$(324.8)	$(609.9)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The reclassifications out of Accumulated OCI for the three month periods ended April 3, 2021, and March 28, 2020, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended
	April 3, 2021	March 28, 2020	Statement of Earnings Presentation
(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.4	$0.4	Interest expense
Income tax expense	—	—	Income tax expense
Net of tax	0.4	0.4

Amortization of net unrecognized losses	(9.1)	(8.4)	See footnote below*
Income tax benefit	2.2	2.0	Income tax expense
Net of tax	(6.9)	(6.4)
Total reclassifications for the period, net of tax	$(6.5)	$(6.0)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 11 and Note 12 for further information.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment:

	Three Months Ended
(Amounts in millions)	April 3, 2021	March 28, 2020
Net sales:
Commercial & Industrial Group	$345.7	$299.9
Snap-on Tools Group	478.3	375.9
Repair Systems & Information Group	347.6	314.6
Segment net sales	1,171.6	990.4
Intersegment eliminations	(147.0)	(138.2)
Total net sales	1,024.6	852.2
Financial Services revenue	88.6	85.9
Total revenues	$1,113.2	$938.1
Operating earnings:
Commercial & Industrial Group	$50.7	$31.5
Snap-on Tools Group	98.9	48.6
Repair Systems & Information Group	81.4	77.3
Financial Services	65.3	56.9
Segment operating earnings	296.3	214.3
Corporate	(30.1)	(18.5)
Operating earnings	266.2	195.8
Interest expense	(14.3)	(11.4)
Other income (expense) – net	4.3	1.5
Earnings before income taxes and equity earnings	$256.2	$185.9

(Amounts in millions)	April 3, 2021	January 2, 2021
Assets:
Commercial & Industrial Group	$1,174.0	$1,210.4
Snap-on Tools Group	771.1	775.3
Repair Systems & Information Group	1,590.6	1,399.7
Financial Services	2,149.0	2,170.3
Total assets from reportable segments	5,684.7	5,555.7
Corporate	1,054.2	1,063.2
Elimination of intersegment receivables	(65.4)	(61.6)
Total assets	$6,673.5	$6,557.3

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward-Looking Statements:
Statements in this document that are not historical facts, including statements that: (i) are in the future tense; (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (iii) are specifically identified as forward-looking; or (iv) describe Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, the factors discussed in its Annual Report on Form 10-K for the fiscal year ended January 2, 2021, and those discussed in this document, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.
These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks include the evolving impact and unknown duration of the coronavirus (“COVID-19”) pandemic, which has the potential to amplify the impact of the other risks facing the company. These risks also include the impact of governmental actions related thereto on Snap-on’s business, as well as uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the effects of external negative factors, including adverse developments in world financial markets, developments related to tariffs and other trade issues or disputes, weakness in certain areas of the global economy (including as a result of the impact of matters related to the United Kingdom’s exit from the European Union and the COVID-19 pandemic), and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates, laws and regulations as well as uncertainty surrounding potential changes, and the impact of energy and raw material supply and pricing, including steel (as a result of U.S. tariffs imposed on certain steel imports or otherwise) and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs, continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation, regulations or government-related developments or issues, risks associated with data security and technological systems and protections, potential reputational damages and costs related to litigation as well as an inability to assure that costs will be reduced or eliminated on appeal, the impact of changes in financial accounting standards, the ability to effectively manage human capital resources, and other world or local events outside Snap-on’s control, including terrorist disruptions and other outbreaks of infectious diseases and civil unrest. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.
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

Recent Acquisitions
On February 26, 2021, Snap-on acquired Dealer-FX Group, Inc. (“Dealer-FX”) for a cash purchase price of $200.1 million (or $200.0 million, net of cash acquired). Dealer-FX, based in Markham, Ontario, is a leading developer, marketer and provider of service operations software solutions for automotive original equipment manufacturer (“OEM”) customers and their dealers. Dealer-FX specializes in software as a service (SaaS) management systems, communications platforms, extensive data integrations, and offers a digitalized solution that increases productivity and enhances the vehicle owners experience. The acquisition of Dealer-FX complemented and expanded Snap-on’s existing OEM and dealership business that provides electronic parts catalogs, essential tool and diagnostics programs, and custom analytics to OEMs and dealerships.
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
For segment reporting purposes, the results of operations and assets of Dealer-FX and Sigmavision have been included in the Repair Systems & Information Group since the respective acquisition dates, and the results of operations and assets of AutoCrib have been included in the Commercial & Industrial Group since the acquisition date.
Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to Snap-on’s results of operations or financial position.
Effect of COVID-19

During the first quarter of 2021, the COVID-19 pandemic continued to affect the company, although to a lesser extent than in previous periods. The company sustained the accommodation of its operations to the virus environment, continuing without significant disruption to serve its franchisees and other professional customers as they performed essential work, while taking what it believes to be appropriate measures to ensure the health and safety of its personnel. Snap-on also provided direct assistance to its franchisees as they accommodated the turbulence caused by the virus and continued to service their essential technician customers. The company maintained its investment in offsetting the virus impact, including absorbing wages for quarantined associates, event cancellation fees and other related costs. The amounts of these costs are similar to the expenses incurred in the first quarter of 2020. Throughout the pandemic, Snap-on has generally maintained its headcount, manufacturing capacity, brand position and product development. The company’s supply chain and distribution channels have not been materially impacted by the pandemic, and the company has taken steps to ensure access to raw materials and components, but it cannot provide assurances with respect to the future due to the evolving nature of the pandemic environment.
The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. See also Part I, Item 1A, Risk Factors in Snap-on’s 2020 Form 10-K for an additional discussion of risks related to COVID-19.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

RESULTS OF OPERATIONS
Results of operations for the three months ended April 3, 2021, and March 28, 2020, are as follows:

	Three Months Ended
(Amounts in millions)	April 3, 2021		March 28, 2020		Change
Net sales	$1,024.6	100.0%	$852.2	100.0%	$172.4	20.2%
Cost of goods sold	(511.0)	(49.9)%	(430.6)	(50.5)%	(80.4)	(18.7)%
Gross profit	513.6	50.1%	421.6	49.5%	92.0	21.8%
Operating expenses	(312.7)	(30.5)%	(282.7)	(33.2)%	(30.0)	(10.6)%
Operating earnings before financial services	200.9	19.6%	138.9	16.3%	62.0	44.6%

Financial services revenue	88.6	100.0%	85.9	100.0%	2.7	3.1%
Financial services expenses	(23.3)	(26.3)%	(29.0)	(33.8)%	5.7	19.7%
Operating earnings from financial services	65.3	73.7%	56.9	66.2%	8.4	14.8%

Operating earnings	266.2	23.9%	195.8	20.9%	70.4	36.0%
Interest expense	(14.3)	(1.3)%	(11.4)	(1.2)%	(2.9)	(25.4)%
Other income (expense) – net	4.3	0.4%	1.5	0.1%	2.8	NM
Earnings before income taxes and equity earnings	256.2	23.0%	185.9	19.8%	70.3	37.8%
Income tax expense	(59.1)	(5.3)%	(43.9)	(4.7)%	(15.2)	(34.6)%
Earnings before equity earnings	197.1	17.7%	142.0	15.1%	55.1	38.8%
Equity earnings, net of tax	0.5	0.1%	—	—	0.5	NM
Net earnings	197.6	17.8%	142.0	15.1%	55.6	39.2%
Net earnings attributable to noncontrolling interests	(5.0)	(0.5)%	(4.8)	(0.5)%	(0.2)	(4.2)%
Net earnings attributable to Snap-on Inc.	$192.6	17.3%	$137.2	14.6%	$55.4	40.4%

NM: Not meaningful
Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $1,024.6 million in the first quarter of 2021 increased $172.4 million, or 20.2% from 2020 levels, reflecting a $141.9 million, or 16.3%, organic gain, $11.3 million of acquisition-related sales and $19.2 million of favorable foreign currency translation.

Gross profit of $513.6 million in the first quarter of 2021 increased $92.0 million, or 21.8%, compared to $421.6 million last year. Gross margin (gross profit as a percentage of net sales) of 50.1% in the quarter improved 60 basis points (100 basis points (“bps”) equals 1.0 percent) from the first quarter of 2020 primarily due to the impact of higher sales volumes, 60 bps from lower costs related to $5.1 million of exit and disposal activities (“restructuring actions”) recorded in the first quarter of 2020 and benefits from the company’s “Rapid Continuous Improvement” or “RCI” initiatives, partially offset by 40 bps of unfavorable foreign currency effects.
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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating expenses of $312.7 million in the first quarter of 2021 compared to $282.7 million in the first quarter of last year. Operating expenses as a percentage of net sales of 30.5% improved 270 bps from last year primarily due to the impact of higher sales volumes and savings from cost containment actions in response to the COVID-19 pandemic and 30 bps from lower costs related to $2.4 million of restructuring actions recorded in the first quarter of 2020. These items were partially offset by 30 bps of operating expenses for acquisitions and by costs associated with higher stock-based expenses.
Operating earnings before financial services of $200.9 million in the first quarter of 2021 increased $62.0 million, or 44.6%, compared to $138.9 million in the first quarter of 2020, which included $7.5 million of charges for restructuring actions. As a percentage of net sales, operating earnings before financial services of 19.6% improved 330 bps from 16.3% last year, which included 90 bps of costs from restructuring actions.
Financial services revenue of $88.6 million in the first quarter of 2021 compared to $85.9 million last year. Financial services operating earnings of $65.3 million in the period compared to $56.9 million in 2020, which included a $2.6 million charge related to higher credit reserves resulting from the economic uncertainty associated with the COVID-19 pandemic.
Operating earnings of $266.2 million in the first quarter of 2021 increased $70.4 million, or 36.0%, compared to $195.8 million last year, which included $7.5 million of charges for restructuring actions. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 23.9% in the quarter compared to 20.9% last year, which included 80 bps of costs from restructuring actions.
Interest expense in the first quarter of 2021 increased $2.9 million compared to last year. See Note 9 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 17 to the Condensed Consolidated Financial Statements for information on Other income (expense) – net.
The 2021 first quarter effective income tax rate on earnings attributable to Snap-on was 23.5%. The 2020 effective income tax rate was 24.2%, which included a 10 bps increase related to the restructuring actions. See Note 8 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on in the first quarter of 2021 were $192.6 million, or $3.50 per diluted share. Net earnings attributable to Snap-on in the first quarter of 2020 were $137.2 million, or $2.49 per diluted share, which included a $6.0 million, or $0.11 per diluted share, after-tax charge related to the restructuring actions.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Exit and Disposal Activities
Snap-on did not record any costs for exit and disposal activities in the first three months ended April 3, 2021. For the three months ended March 28, 2020, Snap-on recorded costs of $7.5 million for exit and disposal activities. See Note 7 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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
Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	April 3, 2021		March 28, 2020		Change
External net sales	$271.1	78.4%	$227.0	75.7%	$44.1	19.4%
Intersegment net sales	74.6	21.6%	72.9	24.3%	1.7	2.3%
Segment net sales	345.7	100.0%	299.9	100.0%	45.8	15.3%
Cost of goods sold	(211.8)	(61.3)%	(189.4)	(63.2)%	(22.4)	(11.8)%
Gross profit	133.9	38.7%	110.5	36.8%	23.4	21.2%
Operating expenses	(83.2)	(24.0)%	(79.0)	(26.3)%	(4.2)	(5.3)%
Segment operating earnings	$50.7	14.7%	$31.5	10.5%	$19.2	61.0%

Segment net sales of $345.7 million in the first quarter of 2021 increased $45.8 million, or 15.3% from 2020 levels, reflecting a $29.3 million, or 9.5%, organic sales increase, $7.3 million of acquisition-related sales and $9.2 million of favorable foreign currency translation. The organic gain primarily includes double-digit increases in sales in the segment’s European-based hand tools business and Asia Pacific operations, as well as a mid single-digit increase to customers in critical industries.
Segment gross margin in the first quarter of 38.7% improved 190 bps from last year, primarily due to 150 bps from lower costs related to $4.4 million of restructuring actions recorded in the first quarter of 2020 and benefits from higher sales volumes, partially offset by 70 bps of unfavorable foreign currency effects.

Segment operating expense as a percentage of sales in the first quarter of 24.0% improved 230 bps as compared to 2020 primarily as a result of the higher sales volumes and savings from cost containment actions.

As a result of these factors, segment operating earnings of $50.7 million in the first quarter of 2021, including $1.4 million of unfavorable foreign currency effects, increased $19.2 million, or 61.0%, compared to $31.5 million in 2020, which included $4.4 million of restructuring charges. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 14.7% in the first quarter of 2021 compared to 10.5% in 2020.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	April 3, 2021		March 28, 2020		Change
Segment net sales	$478.3	100.0%	$375.9	100.0%	$102.4	27.2%
Cost of goods sold	(258.6)	(54.1)%	(215.5)	(57.3)%	(43.1)	(20.0)%
Gross profit	219.7	45.9%	160.4	42.7%	59.3	37.0%
Operating expenses	(120.8)	(25.2)%	(111.8)	(29.8)%	(9.0)	(8.1)%
Segment operating earnings	$98.9	20.7%	$48.6	12.9%	$50.3	103.5%

Segment net sales of $478.3 million in the first quarter of 2021 increased $102.4 million, or 27.2% from 2020 levels, reflecting a $95.7 million, or 25.0%, organic sales gain and $6.7 million of favorable foreign currency translation. The organic sales increase reflects a double-digit gain in both the segment’s U.S. and international operations.
Segment gross margin in the first quarter of 45.9% improved 320 bps from last year primarily due to the impact of higher sales volumes and benefits from RCI initiatives.
Segment operating expenses as a percentage of net sales in the first quarter of 25.2% improved 460 bps from last year primarily due to the impact of higher sales volumes and savings from cost containment actions, partially offset by higher stock-based expenses related to the company’s franchisee stock purchase plan.
As a result of these factors, segment operating earnings of $98.9 million in the first quarter of 2021, including $2.3 million of favorable foreign currency effects, increased $50.3 million, or 103.5%, compared to $48.6 million in 2020. Operating margin for the Snap-on Tools Group of 20.7% in the first quarter of 2021 compared to 12.9% last year.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	April 3, 2021		March 28, 2020		Change
External net sales	$275.2	79.2%	$249.3	79.2%	$25.9	10.4%
Intersegment net sales	72.4	20.8%	65.3	20.8%	7.1	10.9%
Segment net sales	347.6	100.0%	314.6	100.0%	33.0	10.5%
Cost of goods sold	(187.6)	(54.0)%	(163.9)	(52.1)%	(23.7)	(14.5)%
Gross profit	160.0	46.0%	150.7	47.9%	9.3	6.2%
Operating expenses	(78.6)	(22.6)%	(73.4)	(23.3)%	(5.2)	(7.1)%
Segment operating earnings	$81.4	23.4%	$77.3	24.6%	$4.1	5.3%

Segment net sales of $347.6 million in the first quarter of 2021 increased $33.0 million, or 10.5% from 2020 levels, reflecting a $24.2 million, or 7.6%, organic sales increase, $4.0 million of acquisition-related sales and $4.8 million of favorable foreign currency translation. The higher sales volume reflects a double-digit gain in sales of undercar equipment, a mid single-digit increase in sales of diagnostic and repair information products to independent repair shop owners and managers, and a low single-digit gain in sales to OEM dealerships.
Segment gross margin in the first quarter of 46.0% declined 190 bps from last year primarily due to the impact of higher sales in lower gross margin businesses and 70 bps of unfavorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the first quarter of 22.6%, improved 70 bps from 2020 primarily due to the impact of higher sales volumes, 80 bps from lower costs related to $2.4 million of restructuring actions recorded in the first quarter of 2020, partially offset by 80 bps of operating expenses from acquisitions.
As a result of these factors, segment operating earnings of $81.4 million in the first quarter of 2021, including $1.5 million of unfavorable foreign currency effects, increased $4.1 million, or 5.3%, from $77.3 million in 2020, which included $3.1 million of restructuring charges. Operating margin for the Repair Systems & Information Group of 23.4% in the first quarter of 2021 compared to 24.6% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Financial Services

	Three Months Ended
(Amounts in millions)	April 3, 2021		March 28, 2020		Change
Financial services revenue	$88.6	100.0%	$85.9	100.0%	$2.7	3.1%
Financial services expenses	(23.3)	(26.3)%	(29.0)	(33.8)%	5.7	19.7%
Segment operating earnings	$65.3	73.7%	$56.9	66.2%	$8.4	14.8%

Financial services revenue in the first quarter of 2021 increased $2.7 million, or 3.1%, from 2020, primarily due to $3.6 million of growth in the company’s financial services portfolio, partially offset by a $0.9 million decrease from lower average portfolio yields. In the first quarters of 2021 and 2020, the respective average yields on finance receivables were 17.6% and 17.7%. In the first quarter of 2021 and 2020, the respective average yields on contract receivables were 8.4% and 9.0%. The lower yield on contract receivables in the first quarter of 2021 includes the impact of business operation support loans provided to franchisees in the second quarter of 2020 in response to the COVID-19 environment. Originations of $261.8 million in the first quarter of 2021 increased $6.2 million, or 2.4%, from 2020 levels.
Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses in the first quarter of 2021 decreased primarily due to lower provisions for credit losses compared to the first quarter of 2020, which included a $2.6 million charge related to higher credit reserves resulting from the economic uncertainty associated with the COVID-19 pandemic. As a percentage of the average financial services portfolio, financial services expenses were 1.1% in the first quarter of 2021 and 1.4% in 2020.
Financial services operating earnings in the first quarter of 2021, including $0.7 million of favorable foreign currency effects, increased $8.4 million, or 14.8%, from 2020 levels.

Corporate
Snap-on’s first quarter 2021 general corporate expenses of $30.1 million compared to $18.5 million last year. The increased year-over-year general corporate expenses primarily reflect higher stock-based compensation, including costs associated with the company’s employee stock purchase plan.

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
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended April 3, 2021, and March 28, 2020, is as follows:

	Operations*		Financial Services
(Amounts in millions)	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net sales	$1,024.6	$852.2	$—	$—
Cost of goods sold	(511.0)	(430.6)	—	—
Gross profit	513.6	421.6	—	—
Operating expenses	(312.7)	(282.7)	—	—
Operating earnings before financial services	200.9	138.9	—	—

Financial services revenue	—	—	88.6	85.9
Financial services expenses	—	—	(23.3)	(29.0)
Operating earnings from financial services	—	—	65.3	56.9

Operating earnings	200.9	138.9	65.3	56.9
Interest expense	(14.3)	(11.3)	—	(0.1)
Intersegment interest income (expense) – net	14.4	18.1	(14.4)	(18.1)
Other income (expense) – net	4.3	1.5	—	—
Earnings before income taxes and equity earnings	205.3	147.2	50.9	38.7
Income tax expense	(46.5)	(33.8)	(12.6)	(10.1)
Earnings before equity earnings	158.8	113.4	38.3	28.6
Financial services – net earnings attributable to Snap-on	38.3	28.6	—	—
Equity earnings, net of tax	0.5	—	—	—
Net earnings	197.6	142.0	38.3	28.6
Net earnings attributable to noncontrolling interests	(5.0)	(4.8)	—	—
Net earnings attributable to Snap-on	$192.6	$137.2	$38.3	$28.6
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of April 3, 2021, and January 2, 2021, is as follows:

	Operations*		Financial Services
(Amounts in millions)	April 3, 2021	January 2, 2021	April 3, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$904.2	$923.2	$0.4	$0.2
Intersegment receivables	15.5	14.6	—	0.2
Trade and other accounts receivable – net	649.8	639.7	1.0	1.0
Finance receivables – net	—	—	527.4	530.2
Contract receivables – net	7.0	7.0	101.0	105.5
Inventories – net	730.1	746.5	—	—
Prepaid expenses and other assets	131.3	131.1	9.6	7.8
Total current assets	2,437.9	2,462.1	639.4	644.9

Property and equipment – net	517.1	524.4	2.0	1.8
Operating lease right-of-use assets	47.8	49.7	2.1	2.2
Investment in Financial Services	345.2	349.8	—	—
Deferred income tax assets	25.4	27.6	24.4	22.7
Intersegment long-term notes receivable	293.9	316.9	—	—
Long-term finance receivables – net	—	—	1,118.3	1,136.3
Long-term contract receivables – net	11.4	12.4	362.6	362.3
Goodwill	1,161.8	982.4	—	—
Other intangibles – net	254.6	260.8	—	—
Other assets	105.6	103.9	0.2	0.1
Total assets	$5,200.7	$5,090.0	$2,149.0	$2,170.3
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	April 3, 2021	January 2, 2021	April 3, 2021	January 2, 2021
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$18.5	$18.5	$250.0	$250.0
Accounts payable	235.0	222.3	0.9	0.6
Intersegment payables	—	—	15.5	14.8
Accrued benefits	74.4	59.7	0.1	—
Accrued compensation	71.1	87.2	2.2	2.7
Franchisee deposits	76.3	78.4	—	—
Other accrued liabilities	472.8	418.8	42.1	35.9
Total current liabilities	948.1	884.9	310.8	304.0

Long-term debt and intersegment long-term debt	—	—	1,476.2	1,499.0
Deferred income tax liabilities	74.9	70.4	—	—
Retiree health care benefits	33.8	34.5	—	—
Pension liabilities	117.6	127.1	—	—
Operating lease liabilities	30.0	31.6	2.0	2.4
Other long-term liabilities	98.4	94.9	14.8	15.1
Total liabilities	1,302.8	1,243.4	1,803.8	1,820.5
Total shareholders’ equity attributable to Snap-on	3,876.0	3,824.9	345.2	349.8
Noncontrolling interests	21.9	21.7	—	—
Total equity	3,897.9	3,846.6	345.2	349.8
Total liabilities and equity	$5,200.7	$5,090.0	$2,149.0	$2,170.3
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Liquidity and Capital Resources
Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for scheduled debt repayments (including the maturity of the 2021 Notes as defined below), payments of interest and dividends, new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise.
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on April 16, 2021, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, based on current macroeconomic conditions resulting from the on-going uncertainty caused by the COVID-19 pandemic, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
As of April 3, 2021, working capital (current assets less current liabilities) of $1,818.4 million decreased $99.7 million from $1,918.1 million as of January 2, 2021 (fiscal 2020 year-end) primarily as a result of the net changes discussed below.
The following represents the company’s working capital position as of April 3, 2021, and January 2, 2021:

(Amounts in millions)	April 3, 2021	January 2, 2021
Cash and cash equivalents	$904.6	$923.4
Trade and other accounts receivable – net	650.8	640.7
Finance receivables – net	527.4	530.2
Contract receivables – net	108.0	112.5
Inventories – net	730.1	746.5
Prepaid expenses and other assets	131.6	129.7
Total current assets	3,052.5	3,083.0

Notes payable and current maturities of long-term debt	(268.5)	(268.5)
Accounts payable	(235.9)	(222.9)
Other current liabilities	(729.7)	(673.5)
Total current liabilities	(1,234.1)	(1,164.9)
Working capital	$1,818.4	$1,918.1

Cash and cash equivalents of $904.6 million as of April 3, 2021, decreased $18.8 million from 2020 year-end levels primarily due to: (i) the funding of $216.5 million of new finance receivables; (ii) the funding of $200.0 million for acquisitions; (iii) the repurchase of 722,000 shares of the company’s common stock for $151.9 million; (iv) dividend payments to shareholders of $66.7 million; and (v) the funding of $19.3 million of capital expenditures. These decreases in cash and cash equivalents were partially offset by: (i) $319.3 million of cash generated from operations; (ii) $228.6 million of cash from collections of finance receivables; (iii) $93.0 million of cash proceeds from stock purchase and option plan exercises and (iv) $2.4 million of net proceeds from other short-term borrowings.

Of the $904.6 million of cash and cash equivalents as of April 3, 2021, $251.9 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act (“Tax Act”) generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it can be accomplished in a tax efficient manner.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Trade and other accounts receivable – net of $650.8 million as of April 3, 2021, increased $10.1 million from 2020 year-end levels, primarily due to $10.7 million from the acquisition, partially offset by $5.5 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 62 days at April 3, 2021, and 64 days at January 2, 2021.
The current portions of net finance and contract receivables of $635.4 million as of April 3, 2021, compared to $642.7 million at 2020 year end. The long-term portions of net finance and contract receivables of $1,492.3 million as of April 3, 2021, compared to $1,511.0 million at 2020 year end. The combined $26.0 million decrease in net current and long-term finance and contract receivables over 2020 year-end levels is primarily due to an increase in net collections, partially offset by $3.6 million of foreign currency translation.
Inventories – net of $730.1 million as of April 3, 2021, decreased $16.4 million from 2020 year-end levels primarily due to $9.6 million of inventory reductions and $6.8 million of foreign currency translation. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 2.6 turns and 2.4 turns as of April 3, 2021, and January 2, 2021, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 55% and 57% of total inventories as of April 3, 2021 and January 2, 2021, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $84.3 million and $84.0 million as of April 3, 2021, and January 2, 2021, respectively.
Notes payable and current maturities of long-term debt of $268.5 million as of both April 3, 2021, and 2020 year end, consisted of $250.0 million of unsecured 6.125% notes that mature on September 1, 2021 (the “2021 Notes”) and $18.5 million of other notes.
Accounts payable of $235.9 million as of April 3, 2021, increased $13.0 million from 2020 year-end levels primarily due to the timing of payments and $2.5 million from the acquisition, partially offset by $2.0 million of foreign currency translation.
Other accrued liabilities of $505.6 million as of April 3, 2021, increased $60.1 million from 2020 year-end levels primarily due to higher tax accruals and $1.8 million from the acquisition, partially offset by $3.3 million of foreign currency translation.
Long-term debt of $1,182.3 million as of April 3, 2021, consisted of: (i) $300 million of unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”); (ii) $400 million of unsecured 4.10% notes that mature on March 1, 2048 (the “2048 Notes”); and (iii) $500 million of 3.1% notes that mature on May 1, 2050 (“the 2050 Notes”), partially offset by $17.7 million from the net effects of debt amortization costs.

Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of April 3, 2021. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of April 3, 2021, the company’s actual ratios of 0.12 and 0.54 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

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
Operating Activities
Net cash provided by operating activities was $319.3 million and $213.4 million in the first three months of 2021 and 2020, respectively. The $105.9 million year-over-year increase in net cash provided by operating activities primarily reflects a $55.6 million increase in net earnings and a $39.8 million increase from net changes in operating assets and liabilities.

Investing Activities
Net cash used by investing activities of $207.2 million in the first three months of 2021 included additions to finance receivables of $216.5 million, offset by collections of $228.6 million. Net cash used by investing activities of $49.8 million in the first three months of 2020 included additions to finance receivables of $212.8 million, partially offset by collections of $190.7 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with payment terms of approximately four years.
Net cash used by investing activities in the respective first three months of 2021 and 2020 also included a net $200.0 million and $6.1 million for acquisitions. See Note 3 to the Consolidated Financial Statements for information about acquisitions.
Capital expenditures were $19.3 million and $17.2 million in the first three months of 2021 and 2020, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and RCI.
Financing Activities
Net cash used by financing activities of $131.0 million in the first three months of 2021 included net proceeds from notes payable and other short-term borrowings of $2.4 million. Net cash used by financing activities of $157.1 million in the first three months of 2020 included net repayments of notes payable and other short-term borrowings of $41.9 million.
Proceeds from stock purchase and option plan exercises totaled $93.0 million and $1.5 million in the first three months of 2021 and 2020, respectively. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, as well as stock options, and for other corporate purposes. In the first three months of 2021, Snap-on repurchased 722,000 shares of its common stock for $151.9 million under its previously announced share repurchase programs. In the first three months of 2020, Snap-on repurchased 349,000 shares of its common stock for $50.5 million under its previously announced share repurchase programs. As of April 3, 2021, Snap-on had remaining availability to repurchase up to an additional $268.7 million in common stock pursuant to its Board’s authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $66.7 million and $59.0 million in the first three months of 2021 and 2020, respectively. On November 6, 2020, the Board increased the quarterly cash dividend by 13.9% to $1.23 per share ($4.92 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends.

Off-Balance Sheet Arrangements
The company had no off-balance sheet arrangements as of April 3, 2021.
Critical Accounting Policies and Estimates
Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the fiscal year ended January 2, 2021, have not materially changed since the report was filed.
Outlook
COVID-19 continues to impact economic activity worldwide in 2021. Snap-on is accommodating to the related risks while safely pursuing opportunities in the COVID-19 environment. During 2021, the company believes there will be ongoing advancement against the virus-related turbulence, however, the trajectory of progress may be uncertain due to the evolving nature and duration of the pandemic and quarterly year-over-year comparisons to 2020 performance may be less meaningful than comparisons to pre-pandemic periods.
Snap-on expects to make continued progress along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, the company expects that capital expenditures in 2021 will be in a range of $90 million to $100 million, of which $19.3 million was incurred in the first three months of the year. Snap-on continues to respond to the global macroeconomic challenges through its RCI, sourcing and other cost reduction initiatives.
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
The estimated maximum potential net one-day loss in fair value, calculated using the VAR model, as of April 3, 2021, was $20.6 million, consisting of a $20.8 million loss on interest rate-sensitive financial instruments and a $0.2 million gain on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.
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
Economic Risk
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets. For example, the company is monitoring the impact of and developments related to COVID-19, which has created global economic uncertainty. In addition, the company is monitoring developments related to and the potential effects of the United Kingdom’s exit from the European Union, although it is too soon to know what effects this might have on the world economy or the company. Inflation has not had a significant impact on the company.
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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 3, 2021. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of April 3, 2021, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
There has not been any change in the company’s internal control over financial reporting during the quarter ended April 3, 2021, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the first quarter of fiscal 2021, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans and equity plans, and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions, and pursuant to the Board’s authorizations that the company has publicly announced.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
01/3/2021 to 01/30/2021	—	—	—	$291.4 million
01/31/2021 to 02/27/2021	280,000	$193.37	280,000	$330.8 million
02/28/2021 to 04/03/2021	442,000	$221.28	442,000	$268.7 million
Total/Average	722,000	$210.45	722,000	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of April 3, 2021, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $268.7 million.

•In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $179.99, $203.11 and $231.74 per share of common stock as of the end of the respective fiscal 2021 months ended January 30, 2021, February 27, 2021, and April 3, 2021.

•On February 14, 2019, the Board authorized the repurchase of an aggregate of up to $500 million of the company’s common stock (the “2019 Authorization”). The 2019 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the first quarter of 2021 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Purchases of Snap-on Stock
Period	Shares purchased	Average price per share
01/3/2021 to 01/30/2021	—	—
01/31/2021 to 02/27/2021	—	—
02/28/2021 to 04/03/2021	300	$216.82
Total/Average	300	$216.82

Item 6: Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page Inline XBRL data (contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED
Date: April 22, 2021	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer