Form 10-Q
period 2021-07-03
Snap-on Inc
filed 2021-07-22
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 16, 2021
Common Stock, $1.00 par value	53,970,510 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$1,081.4	$724.3	$2,106.0	$1,576.5
Cost of goods sold	(538.3)	(383.1)	(1,049.3)	(813.7)
Gross profit	543.1	341.2	1,056.7	762.8
Operating expenses	(326.0)	(250.1)	(638.7)	(532.8)
Operating earnings before financial services	217.1	91.1	418.0	230.0

Financial services revenue	86.9	84.6	175.5	170.5
Financial services expenses	(18.0)	(27.0)	(41.3)	(56.0)
Operating earnings from financial services	68.9	57.6	134.2	114.5

Operating earnings	286.0	148.7	552.2	344.5
Interest expense	(14.3)	(13.4)	(28.6)	(24.8)
Other income (expense) – net	3.4	2.0	7.7	3.5
Earnings before income taxes and equity earnings	275.1	137.3	531.3	323.2
Income tax expense	(62.9)	(31.9)	(122.0)	(75.8)
Earnings before equity earnings	212.2	105.4	409.3	247.4
Equity earnings, net of tax	1.0	0.5	1.5	0.5
Net earnings	213.2	105.9	410.8	247.9
Net earnings attributable to noncontrolling interests	(5.2)	(4.7)	(10.2)	(9.5)
Net earnings attributable to Snap-on Incorporated	$208.0	$101.2	$400.6	$238.4

Net earnings per share attributable to Snap-on Incorporated:
Basic	$3.85	$1.86	$7.40	$4.37
Diluted	3.76	1.85	7.26	4.34

Weighted-average shares outstanding:
Basic	54.0	54.4	54.1	54.5
Effect of dilutive securities	1.3	0.4	1.1	0.4
Diluted	55.3	54.8	55.2	54.9

Dividends declared per common share	$1.23	$1.08	$2.46	$2.16

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Comprehensive income (loss):
Net earnings	$213.2	$105.9	$410.8	$247.9
Other comprehensive income (loss):
Foreign currency translation	20.2	87.8	(8.8)	(20.2)
Reclassification of foreign currency translation loss from sale of equity interest to net earnings	(1.0)	—	(1.0)	—
Unrealized cash flow hedges, net of tax:
Other comprehensive income before reclassifications	—	1.4	—	1.4
Reclassification of cash flow hedges to net earnings	(0.4)	(0.4)	(0.8)	(0.8)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses included in net periodic benefit cost	9.1	8.8	18.2	17.2
Income tax benefit	(2.3)	(2.1)	(4.5)	(4.1)
Net of tax	6.8	6.7	13.7	13.1
Total comprehensive income	$238.8	$201.4	$413.9	$241.4

Comprehensive income attributable to noncontrolling interests	(5.2)	(4.7)	(10.2)	(9.5)
Comprehensive income attributable to Snap-on Incorporated	$233.6	$196.7	$403.7	$231.9

.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	July 3, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$965.9	$923.4
Trade and other accounts receivable – net	645.4	640.7
Finance receivables – net	535.3	530.2
Contract receivables – net	103.9	112.5
Inventories – net	760.9	746.5
Prepaid expenses and other assets	138.3	129.7
Total current assets	3,149.7	3,083.0

Property and equipment:
Land	34.6	34.0
Buildings and improvements	432.8	432.0
Machinery, equipment and computer software	1,055.0	1,033.4
Property and equipment – gross	1,522.4	1,499.4
Accumulated depreciation and amortization	(996.3)	(973.2)
Property and equipment – net	526.1	526.2

Operating lease right-of-use assets	52.4	51.9
Deferred income tax assets	52.1	50.3
Long-term finance receivables – net	1,124.4	1,136.3
Long-term contract receivables – net	379.9	374.7
Goodwill	1,177.6	982.4
Other intangibles – net	255.2	260.8
Other assets	74.2	91.7
Total assets	$6,791.6	$6,557.3
See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	July 3, 2021	January 2, 2021
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$268.1	$268.5
Accounts payable	280.2	222.9
Accrued benefits	54.2	59.7
Accrued compensation	91.7	89.9
Franchisee deposits	78.3	78.4
Other accrued liabilities	449.6	445.5
Total current liabilities	1,222.1	1,164.9

Long-term debt	1,182.5	1,182.1
Deferred income tax liabilities	81.8	70.4
Retiree health care benefits	33.0	34.5
Pension liabilities	111.6	127.1
Operating lease liabilities	34.2	34.0
Other long-term liabilities	100.9	97.7
Total liabilities	2,766.1	2,710.7

Commitments and contingencies (Note 15)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,438,011 and 67,430,958 shares, respectively)	67.4	67.4
Additional paid-in capital	461.1	391.7
Retained earnings	5,423.5	5,156.9
Accumulated other comprehensive loss	(362.7)	(365.8)
Treasury stock at cost (13,467,498 and 13,328,859 shares, respectively)	(1,585.9)	(1,425.3)
Total shareholders’ equity attributable to Snap-on Incorporated	4,003.4	3,824.9
Noncontrolling interests	22.1	21.7
Total equity	4,025.5	3,846.6
Total liabilities and equity	$6,791.6	$6,557.3

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)

The following summarizes the changes in total equity for the three month period ended July 3, 2021:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at April 3, 2021	$67.4	$419.7	$5,282.5	$(388.3)	$(1,505.3)	$21.9	$3,897.9
Net Earnings for the three months ended July 3, 2021	—	—	208.0	—	—	5.2	213.2
Other comprehensive income	—	—	—	25.6	—	—	25.6
Cash dividends – $1.23 per share	—	—	(66.7)	—	—	—	(66.7)
Stock compensation plans	—	41.4	—	—	56.8	—	98.2
Share repurchases – 566,900 shares	—	—	—	—	(137.4)	—	(137.4)
Other	—	—	(0.3)	—	—	(5.0)	(5.3)
Balance at July 3, 2021	$67.4	$461.1	$5,423.5	$(362.7)	$(1,585.9)	$22.1	$4,025.5

The following summarizes the changes in total equity for the six month period ended July 3, 2021:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at January 2, 2021	$67.4	$391.7	$5,156.9	$(365.8)	$(1,425.3)	$21.7	$3,846.6
Net Earnings for the six months ended July 3, 2021	—	—	400.6	—	—	10.2	410.8
Other comprehensive income	—	—	—	3.1	—	—	3.1
Cash dividends – $2.46 per share	—	—	(133.4)	—	—	—	(133.4)
Stock compensation plans	—	69.4	—	—	128.7	—	198.1
Share repurchases – 1,288,900 shares	—	—	—	—	(289.3)	—	(289.3)
Other	—	—	(0.6)	—	—	(9.8)	(10.4)
Balance at July 3, 2021	$67.4	$461.1	$5,423.5	$(362.7)	$(1,585.9)	$22.1	$4,025.5

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)

The following summarizes the changes in total equity for the three month period ended June 27, 2020:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 28, 2020	$67.4	$378.4	$4,852.0	$(609.9)	$(1,356.6)	$22.1	$3,353.4
Net Earnings for the three months ended June 27, 2020	—	—	101.2	—	—	4.7	105.9
Other comprehensive income	—	—	—	95.5	—	—	95.5
Cash dividends – $1.08 per share	—	—	(58.7)	—	—	—	(58.7)
Stock compensation plans	—	4.7	—	—	13.0	—	17.7
Other	—	—	(0.3)	—	—	(4.9)	(5.2)
Balance at Balance at June 27, 2020	$67.4	$383.1	$4,894.2	$(514.4)	$(1,343.6)	$21.9	$3,508.6

The following summarizes the changes in total equity for the six month period ended June 27, 2020:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 28, 2019	$67.4	$379.1	$4,779.7	$(507.9)	$(1,309.2)	$21.7	$3,430.8
Impact of adopting the Credit Loss Standard (ASU No. 2016-13)	—	—	(6.1)	—	—	—	(6.1)
Balance at December 29, 2019	67.4	379.1	4,773.6	(507.9)	(1,309.2)	21.7	3,424.7
Net Earnings for the six months ended June 27, 2020	—	—	238.4	—	—	9.5	247.9
Other comprehensive loss	—	—	—	(6.5)	—	—	(6.5)
Cash dividends – $2.16 per share	—	—	(117.7)	—	—	—	(117.7)
Stock compensation plans	—	4.0	—	—	16.1	—	20.1
Share repurchases – 349,000 shares	—	—	—	—	(50.5)	—	(50.5)
Other	—	—	(0.1)	—	—	(9.3)	(9.4)
Balance at Balance at June 27, 2020	$67.4	$383.1	$4,894.2	$(514.4)	$(1,343.6)	$21.9	$3,508.6

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020
Operating activities:
Net earnings	$410.8	$247.9
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	37.9	36.2
Amortization of other intangibles	12.3	11.4
Provision for losses on finance receivables	17.9	31.4
Provision for losses on non-finance receivables	8.1	11.7
Stock-based compensation expense	23.8	6.9
Deferred income tax provision (benefit)	4.0	(1.9)
Loss on sales of assets	1.4	0.2
Settlement of treasury lock	—	1.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	(4.0)	112.5
Contract receivables	4.5	(11.8)
Inventories	(16.1)	(32.0)
Prepaid and other assets	(14.3)	(18.1)
Accounts payable	59.5	(8.1)
Accruals and other liabilities	11.7	79.3
Net cash provided by operating activities	557.5	467.0
Investing activities:
Additions to finance receivables	(454.5)	(414.6)
Collections of finance receivables	447.9	357.5
Capital expenditures	(37.6)	(29.0)
Acquisitions of businesses, net of cash acquired	(195.8)	(6.1)
Proceeds on sale of property and equipment	1.4	0.9
Other	1.7	(4.1)
Net cash used by investing activities	(236.9)	(95.4)
Financing activities:
Proceeds from issuance of long-term debt	—	489.9
Net increase (decrease) in other short-term borrowings	2.9	(190.0)
Cash dividends paid	(133.4)	(117.7)
Purchases of treasury stock	(289.3)	(50.5)
Proceeds from stock purchase and option plans	154.8	13.8
Other	(13.9)	(13.1)
Net cash provided (used) by financing activities	(278.9)	132.4

Effect of exchange rate changes on cash and cash equivalents	0.8	(2.3)
Increase in cash and cash equivalents	42.5	501.7
Cash and cash equivalents at beginning of year	923.4	184.5
Cash and cash equivalents at end of period	$965.9	$686.2
Supplemental cash flow disclosures:
Cash paid for interest	$(27.9)	$(21.6)
Net cash paid for income taxes	(126.6)	(27.4)

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
The company’s 2021 fiscal year, which ends on January 1, 2022, will contain 52 weeks of operating results. The company’s 2020 fiscal year contained 53 weeks of operating results, with the additional week occurring in the fourth quarter. Snap-on’s 2021 fiscal second quarter ended on July 3, 2021; the 2020 fiscal second quarter ended on June 27, 2020. The company’s 2021 and 2020 fiscal second quarters each contained 13 weeks of operating results. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and six month periods ended July 3, 2021, and June 27, 2020, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Revenue Disaggregation: The following table shows the consolidated revenues by revenue source:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

Revenue from contracts with customers	$1,075.3	$718.4	$2,094.1	$1,565.0
Other revenues	6.1	5.9	11.9	11.5
Total net sales	1,081.4	724.3	2,106.0	1,576.5
Financial services revenue	86.9	84.6	175.5	170.5
Total revenues	$1,168.3	$808.9	$2,281.5	$1,747.0

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
The following tables represent external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the Three Months Ended July 3, 2021
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$126.6	$416.3	$236.8	$—	$—	$779.7
Europe	79.2	43.8	66.5	—	—	189.5
All other	68.9	24.0	19.3	—	—	112.2
External net sales	274.7	484.1	322.6	—	—	1,081.4
Intersegment net sales	75.8	—	76.0	—	(151.8)	—
Total net sales	350.5	484.1	398.6	—	(151.8)	1,081.4
Financial services revenue	—	—	—	86.9	—	86.9
Total revenue	$350.5	$484.1	$398.6	$86.9	$(151.8)	$1,168.3

	For the Six Months Ended July 3, 2021
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$244.6	$824.4	$437.7	$—	$—	$1,506.7
Europe	163.5	88.0	127.1	—	—	378.6
All other	137.7	50.0	33.0	—	—	220.7
External net sales	545.8	962.4	597.8	—	—	2,106.0
Intersegment net sales	150.4	—	148.4	—	(298.8)	—
Total net sales	696.2	962.4	746.2	—	(298.8)	2,106.0
Financial services revenue	—	—	—	175.5	—	175.5
Total revenue	$696.2	$962.4	$746.2	$175.5	$(298.8)	$2,281.5

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

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables represent external net sales disaggregated by customer type:

	For the Three Months Ended July 3, 2021
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$25.7	$484.1	$322.6	$—	$—	$832.4
All other professionals	249.0	—	—	—	—	249.0
External net sales	274.7	484.1	322.6	—	—	1,081.4
Intersegment net sales	75.8	—	76.0	—	(151.8)	—
Total net sales	350.5	484.1	398.6	—	(151.8)	1,081.4
Financial services revenue	—	—	—	86.9	—	86.9
Total revenue	$350.5	$484.1	$398.6	$86.9	$(151.8)	$1,168.3

	For the Six Months Ended July 3, 2021
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$49.8	$962.4	$597.8	$—	$—	$1,610.0
All other professionals	496.0	—	—	—	—	496.0
External net sales	545.8	962.4	597.8	—	—	2,106.0
Intersegment net sales	150.4	—	148.4	—	(298.8)	—
Total net sales	696.2	962.4	746.2	—	(298.8)	2,106.0
Financial services revenue	—	—	—	175.5	—	175.5
Total revenue	$696.2	$962.4	$746.2	$175.5	$(298.8)	$2,281.5

	For the Three Months Ended June 27, 2020
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$20.0	$323.3	$196.5	$—	$—	$539.8
All other professionals	184.5	—	—	—	—	184.5
External net sales	204.5	323.3	196.5	—	—	724.3
Intersegment net sales	57.4	—	48.5	—	(105.9)	—
Total net sales	261.9	323.3	245.0	—	(105.9)	724.3
Financial services revenue	—	—	—	84.6	—	84.6
Total revenue	$261.9	$323.3	$245.0	$84.6	$(105.9)	$808.9

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

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations.  The remaining duration of these unsatisfied performance obligations range from one month up to 60 months.  Snap-on had approximately $205.0 million of long-term contracts that have fixed consideration that extends beyond one year as of July 3, 2021. Snap-on expects to recognize approximately 60% of these contracts as revenue by the end of fiscal 2022, an additional 35% by the end of fiscal 2024 and the balance thereafter.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Contract Liabilities (Deferred Revenues): Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance.  The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities was $68.8 million and $61.0 million at July 3, 2021, and January 2, 2021, respectively.  The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion of such liabilities is included in “Other long-term liabilities” on the accompanying Condensed Consolidated Balance Sheets.  During the three and six months ended July 3, 2021, Snap-on recognized revenue of $10.6 million and $41.6 million, respectively, that was included in the $61.0 million contract liability balance at January 2, 2021, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.

Note 3: Acquisitions

On July 1, 2021, Snap-on exchanged its 35% equity interest in Deville S.A., valued at $21.8 million, for 100% ownership of Secateurs Pradines (“Pradines”), a wholly owned subsidiary of Deville S.A. with a fair value of $20.0 million (or $15.8 million, net of cash acquired), and cash of $1.8 million, receivable upon settlement of the Pradines working capital adjustment, expected in the third quarter of 2021. Pradines, located in Bauge-en-Anjou, France, designs and manufactures horticultural hand tools for professionals and individuals. In the second quarter of 2021, the company recorded, on a preliminary basis, the $9.6 million excess of the purchase price over the fair value of net assets acquired in “Goodwill” in the accompanying Condensed Consolidated Balance Sheets. The company anticipates completing the purchase accounting for the acquired net assets of Pradines in the first half of 2022.
On February 26, 2021, Snap-on acquired Dealer-FX Group, Inc. (“Dealer-FX”) for a cash purchase price of $200.1 million (or $200.0 million, net of cash acquired). Dealer-FX, based in Markham, Ontario, is a leading developer, marketer and provider of service operations software solutions for automotive OEM customers and their dealers. Dealer-FX specializes in software as a service (SaaS) management systems, communications platforms, extensive data integrations, and offers a digitalized solution that increases productivity and enhances the vehicle owners’ experience. In the first quarter of 2021, the company recorded, on a preliminary basis, the $195.2 million excess of the purchase price over the fair value of the net assets acquired in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. The company anticipates completing the purchase accounting for the acquired net assets of Dealer-FX in 2021.
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
For segment reporting purposes, the results of operations and assets of Dealer-FX and Sigmavision have been included in the Repair Systems & Information Group since the respective acquisition dates, and the results of operations and assets of Pradines and AutoCrib have been included in the Commercial & Industrial Group since the acquisition date.
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

The components of Snap-on’s trade and other accounts receivable as of July 3, 2021, and January 2, 2021, are as follows:

(Amounts in millions)	July 3, 2021	January 2, 2021
Trade and other accounts receivable	$674.9	$667.0
Allowances for credit losses	(29.5)	(26.3)
Total trade and other accounts receivable – net	$645.4	$640.7

The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for the three and six months ended July 3, 2021, and June 27, 2020:

	Three months ended		Six Months Ended
(Amounts in millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Allowances for credit losses:
Beginning of period	$25.8	$20.4	$26.3	$20.9
Provision for credit losses	5.4	5.5	7.3	9.1
Charge-offs	(2.1)	(2.4)	(4.2)	(5.5)
Recoveries	—	—	—	—
Currency translation	0.4	0.1	0.1	(0.9)
End of period	$29.5	$23.6	$29.5	$23.6

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s current finance and contract receivables as of July 3, 2021, and January 2, 2021, are as follows:

(Amounts in millions)	July 3, 2021	January 2, 2021
Finance installment receivables	$547.2	$533.9
Finance lease receivables, net of unearned finance charges of $2.4 million and $4.4 million, respectively	11.2	20.2
Total finance receivables	558.4	554.1

Contract installment receivables	49.8	59.1
Contract lease receivables, net of unearned finance charges of $18.4 million and $18.2 million, respectively	56.3	55.7
Total contract receivables	106.1	114.8
Total	664.5	668.9

Allowances for credit losses:
Finance installment receivables	(22.9)	(23.6)
Finance lease receivables	(0.2)	(0.3)
Total finance allowance for credit losses	(23.1)	(23.9)

Contract installment receivables	(0.8)	(1.4)
Contract lease receivables	(1.4)	(0.9)
Total contract allowance for credit losses	(2.2)	(2.3)
Total allowance for credit losses	(25.3)	(26.2)
Total current finance and contract receivables – net	$639.2	$642.7

Finance receivables – net	$535.3	$530.2
Contract receivables – net	103.9	112.5
Total current finance and contract receivables – net	$639.2	$642.7

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of July 3, 2021, and January 2, 2021, are as follows:

(Amounts in millions)	July 3, 2021	January 2, 2021
Finance installment receivables	$1,165.5	$1,173.1
Finance lease receivables, net of unearned finance charges of $1.1 million and $2.5 million, respectively	8.1	15.6
Total finance receivables	1,173.6	1,188.7

Contract installment receivables	201.0	199.7
Contract lease receivables, net of unearned finance charges of $30.3 million and $30.2 million, respectively	185.7	181.7
Total contract receivables	386.7	381.4
Total	1,560.3	1,570.1

Allowances for credit losses:
Finance installment receivables	(49.1)	(52.1)
Finance lease receivables	(0.1)	(0.3)
Total finance allowance for credit losses	(49.2)	(52.4)

Contract installment receivables	(3.1)	(3.1)
Contract lease receivables	(3.7)	(3.6)
Total contract allowance for credit losses	(6.8)	(6.7)
Total allowance for credit losses	(56.0)	(59.1)
Total long-term finance and contract receivables – net	$1,504.3	$1,511.0

Finance receivables – net	$1,124.4	$1,136.3
Contract receivables – net	379.9	374.7
Total long-term finance and contract receivables – net	$1,504.3	$1,511.0
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

The amortized cost basis of finance and contract receivables by origination year as of July 3, 2021, are as follows:

(Amounts in millions)	2021	2020	2019	2018	2017	Prior	Total
Finance Receivables:
Delinquent	$2.3	$15.5	$9.2	$5.1	$2.7	$1.1	$35.9
Non-delinquent	695.0	645.8	227.8	90.8	30.2	6.5	1,696.1
Total Finance receivables	$697.3	$661.3	$237.0	$95.9	$32.9	$7.6	$1,732.0

Contract receivables:
Delinquent	$—	$0.4	$0.6	$0.4	$0.1	$0.1	$1.6
Non-delinquent	91.0	146.2	106.5	71.1	41.2	35.2	491.2
Total Contract receivables	$91.0	$146.6	$107.1	$71.5	$41.3	$35.3	$492.8

Allowance for credit losses: The allowance for credit losses utilizes an expected credit loss objective for the recognition of credit losses on receivables over the contractual life using historical experience, asset specific risk characteristics, current conditions, reasonable and supportable forecasts, and the appropriate reversion period, when applicable.
The allowance for credit losses is maintained at a level that is considered adequate to cover credit-related losses on the receivables. Management performs detailed reviews of its receivables on a monthly and/or quarterly basis to assess the adequacy of the allowance and determine if any impairment has occurred. A receivable generally has credit losses when it is expected that all amounts related to the receivable will not be collected according to the contractual terms of the agreement. Amounts determined to be uncollectable are charged directly against the allowance, while amounts recovered on previously written-off accounts increase the allowance. For both finance and contract receivables, net write-offs include the principal amount of losses written off as well as written-off accrued interest and fees, and recourse from franchisees on finance receivables. Recovered interest and fees previously written off are recorded through the allowance for credit losses and increase the allowance. Finance receivables are assessed for write-off when an account becomes 120 days past due and are written off typically within 60 days of asset repossession. Contract receivables related to equipment leases are generally written off when an account becomes 150 days past due, while contract receivables related to franchise finance and van leases are generally written off up to 180 days past the asset return date. For finance and contract receivables, customer bankruptcies are generally written off upon notification that the associated debt is not being reaffirmed or, in any event, no later than 180 days past due. Changes to the allowances for credit losses are maintained through adjustments to the provision for credit losses.
For finance receivables, the company uses a vintage loss rate methodology to determine expected losses. Vintage analysis aims to calculate losses based on the timing of the losses relative to the origination of the receivables. The finance receivable portfolio contains a substantial amount of homogeneous contracts which fits well with the vintage analysis.
For contract receivables, the company primarily uses a Weighted-Average Remaining Maturity methodology (“WARM”) to determine expected losses. The WARM methodology calculates the average annual write-off rate and applies it to the remaining term of the receivables. The WARM method is used since the contract receivables have limited loss experience over generally longer terms and, therefore, the predictive loss patterns are more difficult to estimate.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The company performed a correlation analysis to compare historical losses to various economic factors. The primary economic factors considered were real gross domestic product, civilian unemployment, industrial production index, and repair and maintenance employment rate; the company determined that there is limited correlation between the historical losses and economic factors. As a result, consideration was given to qualitative factors to adjust the reserve balance for asset specific risk characteristics, current conditions and future expectations. Similar qualitative factors are considered for both finance and contract receivables. The qualitative factors used in determining the estimate of expected credit losses are influenced by the changes in the composition of the portfolio, underwriting practices, and other relevant conditions that were different from the historical periods, which included considering the impact of the ongoing coronavirus (“COVID-19”) pandemic.
The allowance for credit losses is adjusted each period for changes in the credit risk and expected lifetime credit losses.

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and six months ended July 3, 2021, and June 27, 2020:

	Three Months Ended July 3, 2021		Six Months Ended July 3, 2021
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$75.3	$9.2	$76.3	$9.0
Provision for credit losses	6.6	0.1	17.9	0.8
Charge-offs	(12.4)	(0.5)	(27.3)	(1.1)
Recoveries	2.8	0.2	5.4	0.3
Currency translation	—	—	—	—
End of period	$72.3	$9.0	$72.3	$9.0

	Three Months Ended June 27, 2020		Six Months Ended June 27, 2020
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$69.2	$8.6	$61.9	$5.6
Impact of adopting ASU No. 2016-13	—	—	5.2	2.9
Provision for credit losses	15.1	1.2	31.4	2.6
Charge-offs	(14.2)	(0.9)	(30.1)	(2.2)
Recoveries	2.2	0.2	4.2	0.2
Currency translation	0.2	—	(0.1)	—
End of period	$72.5	$9.1	$72.5	$9.1

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

It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of July 3, 2021, and January 2, 2021, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aging of finance and contract receivables as of July 3, 2021, and January 2, 2021, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
July 3, 2021:
Finance receivables	$13.4	$8.3	$14.2	$35.9	$1,696.1	$1,732.0	$11.8
Contract receivables	0.7	0.2	0.7	1.6	491.2	492.8	0.1

January 2, 2021:
Finance receivables	$18.4	$12.2	$21.1	$51.7	$1,691.1	$1,742.8	$18.2
Contract receivables	1.3	0.6	1.5	3.4	492.8	496.2	0.2

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
The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. A receivable generally has credit losses when it is expected that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Such finance and contract receivables are covered by the company’s respective allowances for credit losses and are written-off against the allowances when appropriate.
The amount of finance and contract receivables on nonaccrual status as of July 3, 2021, and January 2, 2021, is as follows:

(Amounts in millions)	July 3, 2021	January 2, 2021
Finance receivables	$8.2	$9.6
Contract receivables	1.6	2.4

Note 5: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	July 3, 2021	January 2, 2021
Finished goods	$648.1	$643.4
Work in progress	64.4	61.6
Raw materials	133.2	125.5
Total FIFO value	845.7	830.5
Excess of current cost over LIFO cost	(84.8)	(84.0)
Total inventories – net	$760.9	$746.5

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 58% and 57% of total inventories as of July 3, 2021 and January 2, 2021, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of July 3, 2021, approximately 31% of the company’s U.S. inventory was accounted for using the FIFO method and 69% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and six months ended July 3, 2021, or June 27, 2020.

Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the six months ended July 3, 2021, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of January 2, 2021	$331.2	$12.4	$638.8	$982.4
Currency translation	(6.5)	—	(3.1)	(9.6)
Acquisitions and related adjustments	9.6	—	195.2	204.8
Balance as of July 3, 2021	$334.3	$12.4	$830.9	$1,177.6

Goodwill of $1,177.6 million as of July 3, 2021, included $195.2 million, on a preliminary basis, from the acquisition of Dealer-FX and $9.6 million, on a preliminary basis, from the acquisition of Pradines. The goodwill from Dealer-FX is included in the Repair Systems & Information Group and the goodwill from Pradines is included in the Commercial & Industrial Group. See Note 3 for additional information on acquisitions.
Additional disclosures related to other intangible assets are as follows:

	July 3, 2021		January 2, 2021
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$191.6	$(135.9)	$191.5	$(130.1)
Developed technology	22.1	(20.7)	21.8	(19.9)
Internally developed software	178.6	(133.7)	172.2	(128.0)
Patents	43.8	(25.0)	43.2	(25.3)
Trademarks	4.0	(2.4)	3.9	(2.4)
Other	8.2	(4.0)	8.2	(3.9)
Total	448.3	(321.7)	440.8	(309.6)
Non-amortized trademarks	128.6	—	129.6	—
Total other intangible assets	$576.9	$(321.7)	$570.4	$(309.6)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2021, and the testing did not result in any impairment. Provision for impairment of goodwill and/or other intangible assets in a future period could arise due to significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit. As of July 3, 2021, the company had no accumulated impairment losses.

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
The aggregate amortization expense was $6.3 million and $12.3 million for the respective three and six month periods ended July 3, 2021, and $5.7 million and $11.4 million for the respective three and six month periods ended June 27, 2020. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $24.7 million in 2021, $22.2 million in 2022, $18.6 million in 2023, $13.2 million in 2024, $8.7 million in 2025, and $8.0 million in 2026.

Note 7: Exit and Disposal Activities
Snap-on did not record any costs for exit and disposal activities in the three and six month periods ended July 3, 2021. For the respective three and six month periods ended June 27, 2020, Snap-on recorded costs of $4.0 million and $11.5 million for exit and disposal activities. The costs associated with exit and disposal activities by operating segment are as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Exit and disposal costs
Cost of goods sold:
Commercial & Industrial Group	$—	$2.0	$—	$6.4
Repair System & Information Group	—	—	—	0.7
Total cost of goods sold	$—	$2.0	$—	$7.1

Operating Expenses:
Snap-on Tools Group	$—	$0.6	$—	$0.6
Repair System & Information Group	—	1.4	—	3.8
Total operating expenses	$—	$2.0	$—	$4.4

Total exit and disposal costs:
Commercial & Industrial Group	$—	$2.0	$—	$6.4
Snap-on Tools Group	—	0.6	—	0.6
Repair System & Information Group	—	1.4	—	4.5
Total exit and disposal costs	$—	$4.0	$—	$11.5

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Costs associated with exit and disposal activities in the first six months of 2020 primarily related to headcount reductions from the ongoing optimization of the company’s cost structure in Europe and various other management and realignment actions.
Snap-on’s exit and disposal accrual activity for the first six months of 2021 is as follows:

	Balance at	First Quarter		Balance at	Second Quarter		Balance at
(Amounts in millions)	January 2, 2021	Provision	Usage	April 3, 2021	Provision	Usage	July 3, 2021
Severance costs:
Commercial & Industrial Group	$5.8	$—	$(0.3)	$5.5	$—	$(0.5)	$5.0
Snap-on Tools Group	0.4	—	—	0.4	—	—	0.4
Repair System & Information Group	3.8	—	(0.2)	3.6	—	(0.5)	3.1
Total	$10.0	$—	$(0.5)	$9.5	$—	$(1.0)	$8.5

As of July 3, 2021, the company expects that of the $8.5 million exit and disposal accrual, approximately $4.1 million will be utilized in the balance of 2021, and the remainder thereafter, primarily for longer-term severance payments.
Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operating activities and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgement under prevailing circumstances.
Note 8: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 23.4% and 24.2% in the respective first six month periods of 2021 and 2020.
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

Note 9: Short-term and Long-term Debt
Short-term and long-term debt as of July 3, 2021, and January 2, 2021, consisted of the following:

(Amounts in millions)	July 3, 2021	January 2, 2021
6.125% unsecured notes due 2021	$250.0	$250.0
3.25% unsecured notes due 2027	300.0	300.0
4.10% unsecured notes due 2048	400.0	400.0
3.10% unsecured notes due 2050	500.0	500.0
Other*	0.6	0.6
	1,450.6	1,450.6
Less: notes payable and current maturities of long-term debt
Current maturities of long-term debt	(250.0)	(250.0)
Other notes*	(18.1)	(18.5)
	(268.1)	(268.5)
Total long-term debt	$1,182.5	$1,182.1

*	Includes the net effects of debt amortization costs and fair value adjustments of interest rate swaps.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Notes payable and current maturities of long-term debt of $268.1 million as of July 3, 2021, consisted of $250.0 million of 6.125% unsecured notes that mature on September 1, 2021 (the “2021 Notes”), $17.5 million of other notes and $0.6 million from the net effects of debt amortization costs and fair value adjustments of interest rate swaps. As of 2020 year end, notes payable of $268.5 million included $250.0 million of the 2021 Notes, $14.9 million of other notes and $3.6 million from the net effects of debt amortization costs and fair value adjustments of interest rate swaps.
Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of July 3, 2021. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of July 3, 2021, the company’s actual ratios of 0.11 and 0.44, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.
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
Foreign Currency Risk Management: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations. Foreign currency exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency, including intercompany loans denominated in foreign currencies. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net exposures. Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets. Foreign currency forward contracts (“foreign currency forwards”) are used to hedge the net exposures. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. Snap-on’s foreign currency forwards are typically not designated as hedges. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 17 for additional information on Other income (expense) - net.

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
Interest Rate Swaps: Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The change in the fair value of the derivative is recorded in “Notes payable and current maturities of long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of both July 3, 2021, and January 2, 2021. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of both July 3, 2021, and January 2, 2021.
Treasury locks: Snap-on uses treasury locks to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI for derivative instruments that are designated and qualify as cash flow hedges. Upon the issuance of debt, the related amount in Accumulated OCI is released over the term of the debt and recognized as an adjustment to interest expense on the Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of both July 3, 2021, and January 2, 2021.
Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of July 3, 2021, Snap-on had equity forwards in place intended to manage market risk with respect to 70,700 shares of Snap-on common stock associated with its deferred compensation plans.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	July 3, 2021		January 2, 2021
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,659.7	$2,008.5	$1,666.5	$2,024.4
Contract receivables – net	483.8	542.2	487.2	545.4
Long-term debt and notes payable and current maturities of long-term debt	1,450.6	1,605.8	1,450.6	1,678.2
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

Note 11: Pension Plans
Snap-on’s net periodic pension cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service cost	$6.9	$6.6	$14.4	$13.5
Interest cost	10.5	12.3	21.1	24.4
Expected return on plan assets	(23.5)	(23.7)	(47.1)	(47.4)
Amortization of unrecognized loss	9.1	8.8	18.2	17.2
Net periodic pension cost	$3.0	$4.0	$6.6	$7.7
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Postretirement Health Care Plans
Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Interest cost	$0.3	$0.3	$0.6	$0.7
Expected return on plan assets	(0.2)	(0.1)	(0.4)	(0.3)
Net periodic postretirement health care cost	$0.1	$0.2	$0.2	$0.4

The components of net periodic postretirement health care cost are included in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 17 for additional information on other income (expense) - net.
Note 13: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan continue in accordance with their terms. As of July 3, 2021, the 2011 Plan had 3,634,380 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.
Net stock-based compensation expense was $11.5 million and $23.8 million for the respective three and six month periods ended July 3, 2021, and $5.8 million and $6.9 million for the respective three and six month periods ended June 27, 2020. Cash received from stock purchase and option plan exercises during the respective three and six month periods ended July 3, 2021, totaled $61.8 million and $154.8 million. Cash received from stock purchase and option plan exercises during the respective three and six month periods ended June 27, 2020 totaled $12.3 million and $13.8 million. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $6.2 million and $13.9 million for the respective three and six month periods ended July 3, 2021, and $0.8 million and $2.3 million for the respective three and six month periods ended June 27, 2020.

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
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the six months ended July 3, 2021, and June 27, 2020, using the Black-Scholes valuation model:

	Six Months Ended
	July 3, 2021	June 27, 2020
Expected term of option (in years)	5.33	5.53
Expected volatility factor	21.80%	21.67%
Expected dividend yield	2.59%	2.78%
Risk-free interest rate	0.67%	1.50%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of stock option activity as of and for the six months ended July 3, 2021, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 2, 2021	3,120	$142.47
Granted	333	189.91
Exercised	(877)	144.66
Forfeited or expired	(23)	168.73
Outstanding at July 3, 2021	2,553	147.67	6.0	$194.6
Exercisable at July 3, 2021	1,790	138.09	4.8	153.6

*	Weighted-average
The weighted-average grant date fair value of options granted during the six months ended July 3, 2021, and June 27, 2020, was $26.19 and $22.95, respectively. The intrinsic value of options exercised was $28.1 million and $58.9 million during the respective three and six month periods ended July 3, 2021, and $3.3 million and $4.7 million for the respective three and six month periods ended June 27, 2020. The fair value of stock options vested was $12.5 million and $14.6 million during the respective six month periods ended July 3, 2021, and June 27, 2020.

As of July 3, 2021, there was $15.5 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.
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
The fair value of PSUs and RSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of awards granted during the six months ended July 3, 2021, and June 27, 2020, was $187.12 and $155.34, respectively. There were no PSUs paid out during the six months ended July 3, 2021. PSUs related to 21,184 shares were paid out during the six months ended June 27, 2020. Earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
Changes to the company’s non-vested PSUs and RSUs during the six months ended July 3, 2021, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at January 2, 2021	76	$155.61
Granted	127	187.12
Vested	—	—
Cancellations and other	(3)	181.51
Non-vested performance awards at July 3, 2021	200	175.18

*	Weighted-average

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of July 3, 2021, there was $22.7 million of unrecognized compensation cost related to non-vested PSUs and RSUs that are expected to be recognized as a charge to earnings over a weighted-average period of 2.3 years.

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
The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the six months ended July 3, 2021, and June 27, 2020, using the Black-Scholes valuation model:

	Six Months Ended
	July 3, 2021	June 27, 2020
Expected term of stock-settled SARs (in years)	3.94	3.75
Expected volatility factor	22.50%	22.50%
Expected dividend yield	2.59%	2.78%
Risk-free interest rate	0.19%	1.42%
Changes to the company’s stock-settled SARs during the six months ended July 3, 2021, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 2, 2021	502	$151.59
Granted	83	189.89
Exercised	(48)	144.52
Forfeited or expired	(136)	152.26
Outstanding at July 3, 2021	401	160.06	7.2	$25.6
Exercisable at July 3, 2021	230	151.12	5.8	16.7

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the six months ended July 3, 2021, and June 27, 2020, was $24.05 and $21.31, respectively. The intrinsic value of stock-settled SARs exercised was $0.8 million and $3.0 million during the respective three and six month periods ended July 3, 2021, and zero for both the three and six months ended June 27, 2020. The fair value of stock-settled SARs vested was $2.1 million and $2.3 million during the respective six month periods ended July 3, 2021, and June 27, 2020.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of July 3, 2021, there was $3.2 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.
The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the six months ended July 3, 2021, and June 27, 2020, using the Black-Scholes valuation model:

	Six Months Ended
	July 3, 2021	June 27, 2020
Expected term of cash-settled SARs (in years)	3.59	3.43
Expected volatility factor	22.49%	32.04%
Expected dividend yield	2.20%	3.23%
Risk-free interest rate	0.45%	0.19%
The intrinsic value of cash-settled SARs exercised was $0.1 million and $0.6 million during the respective three and six month periods ended July 3, 2021, and $0.1 million and $0.2 million for the respective three and six month periods ended June 27, 2020. The fair value of cash-settled SARs vested was $0.1 million and zero during the respective six month periods ended July 3, 2021, and June 27, 2020.
Changes to the company’s non-vested cash-settled SARs during the six months ended July 3, 2021, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at January 2, 2021	2	$36.99
Granted	1	44.24
Vested	(1)	62.80
Non-vested cash-settled SARs at July 3, 2021	2	54.36

*	Weighted-average

As of July 3, 2021, there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.
Restricted Stock Awards – Non-employee Directors: The company awarded 6,858 shares and 7,380 shares of restricted stock to non-employee directors for the respective six month periods ended July 3, 2021, and June 27, 2020. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

Employee stock purchase plan: Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For the six months ended July 3, 2021, and June 27, 2020, issuances under this plan totaled 82,286 shares and 25,425 shares, respectively. As of July 3, 2021, shares reserved for issuance under this plan totaled 597,275 shares and Snap-on held participant contributions of approximately $0.5 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was $4.8 million and $9.6 million for the respective three and six month periods ended July 3, 2021, and zero and $0.1 million of benefit for the respective three and six month periods ended June 27, 2020.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Franchisee stock purchase plan: All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For the six months ended July 3, 2021, and June 27, 2020, issuances under this plan totaled 143,388 shares and 55,980 shares, respectively. As of July 3, 2021, shares reserved for issuance under this plan totaled 270,162 shares and Snap-on held participant contributions of approximately $1.3 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. The company recognized mark-to-market expense of $11.3 million and $16.7 million for the respective three and six month periods ended July 3, 2021, and zero and $0.2 million of benefit for the respective three and six month periods ended June 27, 2020.

Note 14: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Weighted-average common shares outstanding	54,051,436	54,413,820	54,117,937	54,468,839
Effect of dilutive securities	1,256,296	378,730	1,094,874	451,621
Weighted-average common shares outstanding, assuming dilution	55,307,732	54,792,550	55,212,811	54,920,460

The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of July 3, 2021, there were no awards outstanding that were anti-dilutive; as of June 27, 2020, there were 3,238,975 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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
Snap-on’s product warranty accrual activity for the three and six months ended July 3, 2021, and June 27, 2020, is as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Warranty reserve:
Beginning of period	$18.3	$17.2	$17.6	$17.3
Additions	3.8	2.3	7.9	6.0
Usage	(3.6)	(2.3)	(7.0)	(6.1)
End of period	$18.5	$17.2	$18.5	$17.2

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Leases

Lessee Accounting: Supplemental balance sheet information related to leases as of July 3, 2021, and January 2, 2021 is as follows:

(Amounts in millions)	July 3, 2021	January 2, 2021
Finance leases:
Property and equipment - gross	$22.9	$24.3
Accumulated depreciation and amortization	(17.2)	(17.5)
Property and equipment - net	$5.7	$6.8

Other accrued liabilities	$2.6	$2.7
Other long-term liabilities	5.7	7.4
Total finance lease liabilities	$8.3	$10.1

Operating leases:
Operating lease right-of-use assets	$52.4	$51.9

Other accrued liabilities	$19.7	$19.3
Operating lease liabilities	34.2	34.0
Total operating lease liabilities	$53.9	$53.3

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
See Note 4 for further information on finance and contract receivables.
Note 17: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Interest income	$0.4	$0.3	$0.8	$0.7
Net foreign exchange income (loss)	0.2	(0.7)	—	(2.6)
Net periodic pension and postretirement benefits – non-service	3.8	2.4	7.6	5.4
Foreign currency translation loss from sale of equity interest	(1.0)	—	(1.0)	—
Other	—	—	0.3	—
Total other income (expense) – net	$3.4	$2.0	$7.7	$3.5

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18: Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended July 3, 2021:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of April 3, 2021	$(103.7)	$10.1	$(294.7)	$(388.3)
Other comprehensive income before reclassifications	20.2	—	—	20.2
Amounts reclassified from Accumulated OCI	(1.0)	(0.4)	6.8	5.4
Net other comprehensive income (loss)	19.2	(0.4)	6.8	25.6
Balance as of July 3, 2021	$(84.5)	$9.7	$(287.9)	$(362.7)
The following is a summary of net changes in Accumulated OCI by component and net of tax for the six months ended July 3, 2021:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of January 2, 2021	$(74.7)	$10.5	$(301.6)	$(365.8)
Other comprehensive loss before reclassifications	(8.8)	—	—	(8.8)
Amounts reclassified from Accumulated OCI	(1.0)	(0.8)	13.7	11.9
Net other comprehensive income (loss)	(9.8)	(0.8)	13.7	3.1
Balance as of July 3, 2021	$(84.5)	$9.7	$(287.9)	$(362.7)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended June 27, 2020:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of March 28, 2020	$(295.4)	$10.3	$(324.8)	$(609.9)
Other comprehensive income before reclassifications	87.8	1.4	—	89.2
Amounts reclassified from Accumulated OCI	—	(0.4)	6.7	6.3
Net other comprehensive income	87.8	1.0	6.7	95.5
Balance as of June 27, 2020	$(207.6)	$11.3	$(318.1)	$(514.4)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the six months ended June 27, 2020:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 28, 2019	$(187.4)	$10.7	$(331.2)	$(507.9)
Other comprehensive income (loss) before reclassifications	(20.2)	1.4	—	(18.8)
Amounts reclassified from Accumulated OCI	—	(0.8)	13.1	12.3
Net other comprehensive income (loss)	(20.2)	0.6	13.1	(6.5)
Balance as of June 27, 2020	$(207.6)	$11.3	$(318.1)	$(514.4)

The reclassifications out of Accumulated OCI for the three and six month periods ended July 3, 2021, and June 27, 2020, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	Statement of Earnings Presentation
(Amounts in millions)
Foreign currency loss from sale of equity interest:
Foreign currency	$1.0	$—	$1.0	$—	Other income (expense) - net
Income tax expense	—	—	—	—	Income tax expense
Net of tax	1.0	—	1.0	—

Gains on cash flow hedges:
Treasury locks	$0.4	$0.4	$0.8	$0.8	Interest expense
Income tax expense	—	—	—	—	Income tax expense
Net of tax	0.4	0.4	0.8	0.8

Amortization of net unrecognized losses	(9.1)	(8.8)	(18.2)	(17.2)	See footnote below*
Income tax benefit	2.3	2.1	4.5	4.1	Income tax expense
Net of tax	(6.8)	(6.7)	(13.7)	(13.1)
Total reclassifications for the period, net of tax	$(5.4)	$(6.3)	$(11.9)	$(12.3)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 11 and Note 12 for further information.

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
Financial Data by Segment:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales:
Commercial & Industrial Group	$350.5	$261.9	$696.2	$561.8
Snap-on Tools Group	484.1	323.3	962.4	699.2
Repair Systems & Information Group	398.6	245.0	746.2	559.6
Segment net sales	1,233.2	830.2	2,404.8	1,820.6
Intersegment eliminations	(151.8)	(105.9)	(298.8)	(244.1)
Total net sales	1,081.4	724.3	2,106.0	1,576.5
Financial Services revenue	86.9	84.6	175.5	170.5
Total revenues	$1,168.3	$808.9	$2,281.5	$1,747.0
Operating earnings:
Commercial & Industrial Group	$55.5	$22.9	$106.2	$54.4
Snap-on Tools Group	103.5	38.4	202.4	87.0
Repair Systems & Information Group	86.7	50.6	168.1	127.9
Financial Services	68.9	57.6	134.2	114.5
Segment operating earnings	314.6	169.5	610.9	383.8
Corporate	(28.6)	(20.8)	(58.7)	(39.3)
Operating earnings	286.0	148.7	552.2	344.5
Interest expense	(14.3)	(13.4)	(28.6)	(24.8)
Other income (expense) – net	3.4	2.0	7.7	3.5
Earnings before income taxes and equity earnings	$275.1	$137.3	$531.3	$323.2

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(Amounts in millions)	July 3, 2021	January 2, 2021
Assets:
Commercial & Industrial Group	$1,197.5	$1,210.4
Snap-on Tools Group	763.6	775.3
Repair Systems & Information Group	1,618.6	1,399.7
Financial Services	2,165.0	2,170.3
Total assets from reportable segments	5,744.7	5,555.7
Corporate	1,115.3	1,063.2
Elimination of intersegment receivables	(68.4)	(61.6)
Total assets	$6,791.6	$6,557.3

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Measures
References in this report to “organic sales” refer to sales from continuing operations calculated in accordance with GAAP, excluding acquisition-related sales and the impact of foreign currency translation. Management evaluates the company’s sales performance based on organic sales growth, which primarily reflects growth from the company’s existing businesses as a result of increased output, expanded customer base, geographic expansion, new product development and pricing changes, and excludes sales contributions from acquired operations the company did not own as of the comparable prior-year reporting period. Organic sales also exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying growth trends in the company’s businesses and facilitates comparisons of its sales performance with prior periods.

Recent Acquisitions

On July 1, 2021, Snap-on exchanged its 35% equity interest in Deville S.A., valued at $21.8 million, for 100% ownership of Secateurs Pradines (“Pradines”), a wholly owned subsidiary of Deville S.A. with a fair value of $20.0 million (or $15.8 million, net of cash acquired), and cash of $1.8 million, receivable upon settlement of the Pradines working capital adjustment, expected in the third quarter of 2021. Pradines, located in Bauge-en-Anjou, France, designs and manufactures horticultural hand tools for professionals and individuals. Pradines has been the primary supplier of pruning products to Snap-on and the acquisition allows the company to improve and expand its pruning tool offering.
On February 26, 2021, Snap-on acquired Dealer-FX Group, Inc. (“Dealer-FX”) for a cash purchase price of $200.1 million (or $200.0 million, net of cash acquired). Dealer-FX, based in Markham, Ontario, is a leading developer, marketer and provider of service operations software solutions for automotive original equipment manufacturer (“OEM”) customers and their dealers. Dealer-FX specializes in software as a service (SaaS) management systems, communications platforms, extensive data integrations, and offers a digitalized solution that increases productivity and enhances the vehicle owners’ experience. The acquisition of Dealer-FX complemented and expanded Snap-on’s existing OEM and dealership business that provides electronic parts catalogs, essential tool and diagnostics programs, and custom analytics to OEMs and dealerships.
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
For segment reporting purposes, the results of operations and assets of Dealer-FX and Sigmavision have been included in the Repair Systems & Information Group since the respective acquisition dates, and the results of operations and assets of Pradines and AutoCrib have been included in the Commercial & Industrial Group since the acquisition date.
Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to Snap-on’s results of operations or financial position.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Effect of COVID-19

During the second quarter of 2021, with ongoing advancement against the COVID-19 pandemic, the effects on the company have lessened from previous periods, particularly from the heavily-impacted second quarter of 2020. The company sustained the accommodation of its operations to the virus environment, continuing without significant disruption to serve its franchisees and other professional customers as they performed essential work, while taking what it believes to be appropriate measures to ensure the health and safety of its personnel. Throughout the pandemic, Snap-on has generally maintained its headcount, manufacturing capacity, brand position and product development. The company’s supply chain and distribution channels have not been materially impacted by the pandemic, and the company has taken steps to ensure access to raw materials and components, but it cannot provide assurances with respect to the future due to the evolving nature of the pandemic environment. In the first half of 2021, COVID-19-related costs were not significant.
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

RESULTS OF OPERATIONS
Results of operations for the three months ended July 3, 2021, and June 27, 2020, are as follows:

	Three Months Ended
(Amounts in millions)	July 3, 2021		June 27, 2020		Change
Net sales	$1,081.4	100.0%	$724.3	100.0%	$357.1	49.3%
Cost of goods sold	(538.3)	(49.8)%	(383.1)	(52.9)%	(155.2)	(40.5)%
Gross profit	543.1	50.2%	341.2	47.1%	201.9	59.2%
Operating expenses	(326.0)	(30.1)%	(250.1)	(34.5)%	(75.9)	(30.3)%
Operating earnings before financial services	217.1	20.1%	91.1	12.6%	126.0	138.3%

Financial services revenue	86.9	100.0%	84.6	100.0%	2.3	2.7%
Financial services expenses	(18.0)	(20.7)%	(27.0)	(31.9)%	9.0	33.3%
Operating earnings from financial services	68.9	79.3%	57.6	68.1%	11.3	19.6%

Operating earnings	286.0	24.5%	148.7	18.4%	137.3	92.3%
Interest expense	(14.3)	(1.2)%	(13.4)	(1.6)%	(0.9)	(6.7)%
Other income (expense) – net	3.4	0.2%	2.0	0.2%	1.4	70.0%
Earnings before income taxes and equity earnings	275.1	23.5%	137.3	17.0%	137.8	100.4%
Income tax expense	(62.9)	(5.3)%	(31.9)	(4.0)%	(31.0)	(97.2)%
Earnings before equity earnings	212.2	18.2%	105.4	13.0%	106.8	101.3%
Equity earnings, net of tax	1.0	—	0.5	0.1%	0.5	100.0%
Net earnings	213.2	18.2%	105.9	13.1%	107.3	101.3%
Net earnings attributable to noncontrolling interests	(5.2)	(0.4)%	(4.7)	(0.6)%	(0.5)	(10.6)%
Net earnings attributable to Snap-on Inc.	$208.0	17.8%	$101.2	12.5%	$106.8	105.5%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Net sales of $1,081.4 million in the second quarter of 2021 increased $357.1 million, or 49.3% from 2020 levels, reflecting a $316.9 million, or 42.5%, organic gain, $19.6 million of acquisition-related sales and $20.6 million of favorable foreign currency translation.

Gross profit of $543.1 million in the second quarter of 2021 increased $201.9 million, or 59.2%, compared to $341.2 million last year. Gross margin (gross profit as a percentage of net sales) of 50.2% in the quarter improved 310 basis points (100 basis points (“bps”) equals 1.0 percent) from the second quarter of 2020 primarily due to higher sales volumes, 30 bps from lower costs related to $2.0 million of exit and disposal activities (“restructuring actions”) recorded in the second quarter of 2020 and benefits from the company’s “Rapid Continuous Improvement” or “RCI” initiatives, partially offset by 20 bps of unfavorable foreign currency effects.
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

Operating expenses of $326.0 million in the second quarter of 2021 compared to $250.1 million in the second quarter of last year. Operating expenses as a percentage of net sales of 30.1% improved 440 bps from last year primarily due to higher sales volumes and 20 bps from lower costs related to $2.0 million of restructuring actions recorded in the second quarter of 2020. These items were partially offset by costs associated with higher stock-based expenses and by 70 bps of unfavorable acquisition effects.
Operating earnings before financial services of $217.1 million in the second quarter of 2021 increased $126.0 million, or 138.3%, compared to $91.1 million in the second quarter of 2020, which included $4.0 million of charges for restructuring actions. As a percentage of net sales, operating earnings before financial services of 20.1% improved 750 bps from 12.6% last year, which included 50 bps of costs from restructuring actions.
Financial services revenue of $86.9 million in the second quarter of 2021 compared to $84.6 million last year. Financial services operating earnings of $68.9 million in the period compared to $57.6 million in 2020.
Operating earnings of $286.0 million in the second quarter of 2021 increased $137.3 million, or 92.3%, compared to $148.7 million last year, which included $4.0 million of charges for restructuring actions. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 24.5% in the quarter compared to 18.4% last year, which included 50 bps of costs from restructuring actions.
Interest expense in the second quarter of 2021 increased $0.9 million compared to last year. See Note 9 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net primarily includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 17 to the Condensed Consolidated Financial Statements for information on Other income (expense) – net.
The 2021 second quarter effective income tax rate on earnings attributable to Snap-on was 23.3%. The 2020 effective income tax rate was 24.1%, which included a 20 bps increase related to the restructuring actions. See Note 8 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on in the second quarter of 2021 were $208.0 million, or $3.76 per diluted share. Net earnings attributable to Snap-on in the second quarter of 2020 were $101.2 million, or $1.85 per diluted share, which included a $3.3 million, or $0.06 per diluted share, after-tax charge related to the restructuring actions.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Results of operations for the six months ended July 3, 2021, and June 27, 2020, are as follows:

	Six Months Ended
(Amounts in millions)	July 3, 2021		June 27, 2020		Change
Net sales	$2,106.0	100.0%	$1,576.5	100.0%	$529.5	33.6%
Cost of goods sold	(1,049.3)	(49.8)%	(813.7)	(51.6)%	(235.6)	(29.0)%
Gross profit	1,056.7	50.2%	762.8	48.4%	293.9	38.5%
Operating expenses	(638.7)	(30.4)%	(532.8)	(33.8)%	(105.9)	(19.9)%
Operating earnings before financial services	418.0	19.8%	230.0	14.6%	188.0	81.7%

Financial services revenue	175.5	100.0%	170.5	100.0%	5.0	2.9%
Financial services expenses	(41.3)	(23.5)%	(56.0)	(32.8)%	14.7	26.3%
Operating earnings from financial services	134.2	76.5%	114.5	67.2%	19.7	17.2%

Operating earnings	552.2	24.2%	344.5	19.7%	207.7	60.3%
Interest expense	(28.6)	(1.2)%	(24.8)	(1.4)%	(3.8)	(15.3)%
Other income (expense) – net	7.7	0.3%	3.5	0.2%	4.2	120.0%
Earnings before income taxes and equity earnings	531.3	23.3%	323.2	18.5%	208.1	64.4%
Income tax expense	(122.0)	(5.4)%	(75.8)	(4.3)%	(46.2)	(60.9)%
Earnings before equity earnings	409.3	17.9%	247.4	14.2%	161.9	65.4%
Equity earnings, net of tax	1.5	0.1%	0.5	—	1.0	NM
Net earnings	410.8	18.0%	247.9	14.2%	162.9	65.7%
Net earnings attributable to noncontrolling interests	(10.2)	(0.4)%	(9.5)	(0.6)%	(0.7)	(7.4)%
Net earnings attributable to Snap-on Inc.	$400.6	17.6%	$238.4	13.6%	$162.2	68.0%

NM: Not meaningful
Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $2,106.0 million in the first six months of 2021 increased $529.5 million, or 33.6% from 2020 levels, reflecting a $458.8 million, or 28.4%, organic gain, $30.9 million of acquisition-related sales and $39.8 million of favorable foreign currency translation.

Gross profit of $1,056.7 million in the first six months of 2021 increased $293.9 million, or 38.5%, compared to $762.8 million last year. Gross margin of 50.2% in the first six months of 2021 improved 180 basis points from last year primarily due to higher sales volumes, 40 bps from lower costs related to $7.1 million of exit and disposal activities recorded last year and benefits from the company’s RCI initiatives, partially offset by 30 bps of unfavorable foreign currency effects.
Operating expenses of $638.7 million in the first six months of 2021 compared to $532.8 million in 2020. Operating expenses as a percentage of net sales of 30.4% improved 340 bps from last year primarily due to higher sales volumes and 30 bps from lower costs related to $4.4 million of restructuring actions recorded in 2020. These items were partially offset by costs associated with higher stock-based expenses and by 50 bps of unfavorable acquisition effects.

Operating earnings before financial services of $418.0 million in the first six months of 2021 increased $188.0 million, or 81.7%, compared to $230.0 million in 2020, which included $11.5 million of charges for restructuring actions. As a percentage of net sales, operating earnings before financial services of 19.8% improved 520 bps from 14.6% last year, which included 70 bps of costs from restructuring actions.

Financial services revenue of $175.5 million in the first six months of 2021 compared to $170.5 million last year. Financial services operating earnings of $134.2 million in the period compared to $114.5 million in 2020, which included a $2.6 million charge related to higher credit reserves resulting from the economic uncertainty associated with the COVID-19 pandemic.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating earnings of $552.2 million in the first six months of 2021 increased $207.7 million, or 60.3%, compared to $344.5 million last year, which included $11.5 million of charges for restructuring actions. As a percentage of revenues, operating earnings of 24.2% compared to 19.7% last year, which included 70 bps of costs from restructuring actions.
Interest expense in the first six months of 2021 increased $3.8 million compared to last year. See Note 9 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net primarily includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 17 to the Condensed Consolidated Financial Statements for information on Other income (expense) – net.
In the first six months of 2021, Snap-on’s effective income tax rate on earnings attributable to Snap-on was 23.4%. The 2020 effective income tax rate was 24.2%, which included a 20 bps increase related to the restructuring actions. See Note 8 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on in the first six months of 2021 were $400.6 million, or $7.26 per diluted share. Net earnings attributable to Snap-on in the first six months of 2020 were $238.4 million, or $4.34 per diluted share, which included a $9.3 million, or $0.17 per diluted share, after-tax charge related to the restructuring actions.

Exit and Disposal Activities
Snap-on did not record any costs for exit and disposal activities in the three and six month periods ended July 3, 2021. For the respective three and six month periods ended June 27, 2020, Snap-on recorded costs of $4.0 million and $11.5 million for exit and disposal activities. See Note 7 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	July 3, 2021		June 27, 2020		Change
External net sales	$274.7	78.4%	$204.5	78.1%	$70.2	34.3%
Intersegment net sales	75.8	21.6%	57.4	21.9%	18.4	32.1%
Segment net sales	350.5	100.0%	261.9	100.0%	88.6	33.8%
Cost of goods sold	(212.0)	(60.5)%	(171.7)	(65.6)%	(40.3)	(23.5)%
Gross profit	138.5	39.5%	90.2	34.4%	48.3	53.5%
Operating expenses	(83.0)	(23.7)%	(67.3)	(25.7)%	(15.7)	(23.3)%
Segment operating earnings	$55.5	15.8%	$22.9	8.7%	$32.6	142.4%

Segment net sales of $350.5 million in the second quarter of 2021 increased $88.6 million, or 33.8% from 2020 levels, reflecting a $71.3 million, or 26.3%, organic sales increase, $7.7 million of acquisition-related sales and $9.6 million of favorable foreign currency translation. The organic gain reflects higher activity in all of the segment’s operations and includes mid-teen increases in sales to customers in critical industries.
Segment gross margin in the second quarter of 39.5% improved 510 bps from last year, primarily due to benefits from higher sales volumes and 80 bps from lower costs related to $2.0 million of restructuring actions recorded in the second quarter of 2020, partially offset by 60 bps of unfavorable foreign currency effects.

Segment operating expense as a percentage of sales in the second quarter of 23.7% improved 200 bps as compared to 2020 primarily due to higher sales volumes.

As a result of these factors, segment operating earnings of $55.5 million in the second quarter of 2021, including $1.1 million of unfavorable foreign currency effects, increased $32.6 million, or 142.4%, compared to $22.9 million in 2020, which included $2.0 million of restructuring charges. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 15.8% in the second quarter of 2021 compared to 8.7% in 2020.

	Six Months Ended
(Amounts in millions)	July 3, 2021		June 27, 2020		Change
External net sales	$545.8	78.4%	$431.5	76.8%	$114.3	26.5%
Intersegment net sales	150.4	21.6%	130.3	23.2%	20.1	15.4%
Segment net sales	696.2	100.0%	561.8	100.0%	134.4	23.9%
Cost of goods sold	(423.8)	(60.9)%	(361.1)	(64.3)%	(62.7)	(17.4)%
Gross profit	272.4	39.1%	200.7	35.7%	71.7	35.7%
Operating expenses	(166.2)	(23.8)%	(146.3)	(26.0)%	(19.9)	(13.6)%
Segment operating earnings	$106.2	15.3%	$54.4	9.7%	$51.8	95.2%

Segment net sales of $696.2 million in the first six months of 2021 increased $134.4 million, or 23.9% from 2020 levels, reflecting a $100.6 million, or 17.3%, organic sales increase, $15.0 million of acquisition-related sales and $18.8 million of favorable foreign currency translation. The organic increase primarily includes gains of over 25% in the segment’s European-based hand tools business and Asia Pacific operations, as well as a high single-digit increase to customers in critical industries.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Segment gross margin in the first six months of 39.1% improved 340 bps from last year, primarily due to benefits from higher sales volumes and 110 bps from lower costs related to $6.4 million of restructuring actions recorded in 2020, partially offset by 60 bps of unfavorable foreign currency effects.

Segment operating expense as a percentage of sales in the first six months of 23.8% improved 220 bps as compared to 2020 primarily due to higher sales volumes.

As a result of these factors, segment operating earnings of $106.2 million in the first six months of 2021, including $2.5 million of unfavorable foreign currency effects, increased $51.8 million, or 95.2%, compared to $54.4 million in 2020, which included $6.4 million of restructuring charges. Operating margin for the Commercial & Industrial Group of 15.3% in the first six months of 2021 compared to 9.7% in 2020.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	July 3, 2021		June 27, 2020		Change
Segment net sales	$484.1	100.0%	$323.3	100.0%	$160.8	49.7%
Cost of goods sold	(257.6)	(53.2)%	(188.5)	(58.3)%	(69.1)	(36.7)%
Gross profit	226.5	46.8%	134.8	41.7%	91.7	68.0%
Operating expenses	(123.0)	(25.4)%	(96.4)	(29.8)%	(26.6)	(27.6)%
Segment operating earnings	$103.5	21.4%	$38.4	11.9%	$65.1	169.5%

Segment net sales of $484.1 million in the second quarter of 2021 increased $160.8 million, or 49.7% from 2020 levels, reflecting a $154.1 million, or 46.7%, organic sales gain and $6.7 million of favorable foreign currency translation. The organic increase reflects a gain of approximately 40% in the U.S. franchise business and a gain of approximately 80% in the segment’s international operations.
Segment gross margin in the second quarter of 46.8% improved 510 bps from last year primarily due to higher sales volumes, benefits from RCI initiatives, and 50 bps of favorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the second quarter of 25.4% improved 440 bps from last year primarily due to higher sales volumes and 20 bps from lower costs related to $0.6 million of restructuring actions recorded in 2020, partially offset by higher stock-based expenses related to the company’s franchisee stock purchase plan.
As a result of these factors, segment operating earnings of $103.5 million in the second quarter of 2021, including $3.6 million of favorable foreign currency effects, increased $65.1 million, or 169.5%, compared to $38.4 million in 2020, which included $0.6 million of restructuring charges. Operating margin for the Snap-on Tools Group of 21.4% in the second quarter of 2021 compared to 11.9% last year.

	Six Months Ended
(Amounts in millions)	July 3, 2021		June 27, 2020		Change
Segment net sales	$962.4	100.0%	$699.2	100.0%	$263.2	37.6%
Cost of goods sold	(516.2)	(53.6)%	(404.0)	(57.8)%	(112.2)	(27.8)%
Gross profit	446.2	46.4%	295.2	42.2%	151.0	51.2%
Operating expenses	(243.8)	(25.4)%	(208.2)	(29.8)%	(35.6)	(17.1)%
Segment operating earnings	$202.4	21.0%	$87.0	12.4%	$115.4	132.6%

Segment net sales of $962.4 million in the first six months of 2021 increased $263.2 million, or 37.6% from 2020 levels, reflecting a $249.8 million, or 35.1%, organic sales gain and $13.4 million of favorable foreign currency translation. The organic increase reflects a gain of approximately 30% in the U.S. franchise business and a gain of approximately 50% in the segment’s international operations.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Segment gross margin in the first six months of 46.4% improved 420 bps from last year primarily due to higher sales volumes, benefits from RCI initiatives, and 40 bps of favorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the first six months of 25.4% improved 440 bps from last year primarily due to higher sales volumes and 10 bps from lower costs related to $0.6 million of restructuring actions recorded in 2020, partially offset by higher stock-based expenses related to the company’s franchisee stock purchase plan.
As a result of these factors, segment operating earnings of $202.4 million in the first six months of 2021, including $5.9 million of favorable foreign currency effects, increased $115.4 million, or 132.6%, compared to $87.0 million in 2020. Operating margin for the Snap-on Tools Group of 21.0% in the first six months of 2021 compared to 12.4% last year.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	July 3, 2021		June 27, 2020		Change
External net sales	$322.6	80.9%	$196.5	80.2%	$126.1	64.2%
Intersegment net sales	76.0	19.1%	48.5	19.8%	27.5	56.7%
Segment net sales	398.6	100.0%	245.0	100.0%	153.6	62.7%
Cost of goods sold	(220.5)	(55.3)%	(128.8)	(52.6)%	(91.7)	(71.2)%
Gross profit	178.1	44.7%	116.2	47.4%	61.9	53.3%
Operating expenses	(91.4)	(22.9)%	(65.6)	(26.7)%	(25.8)	(39.3)%
Segment operating earnings	$86.7	21.8%	$50.6	20.7%	$36.1	71.3%

Segment net sales of $398.6 million in the second quarter of 2021 increased $153.6 million, or 62.7% from 2020 levels, reflecting a $135.7 million, or 54.1%, organic sales increase, $11.9 million of acquisition-related sales and $6.0 million of favorable foreign currency translation. The higher activity reflects an increase of approximately 80% in sales of undercar equipment, as well as a gain of approximately 50% in sales to OEM dealerships and an increase of approximately 30% in sales of diagnostic and repair information products to independent repair shop owners and managers.
Segment gross margin in the second quarter of 44.7% declined 270 bps from last year primarily due to the impact of higher sales in lower gross margin businesses and 40 bps of unfavorable foreign currency effects, partially offset by 70 bps of benefits from acquisitions.
Segment operating expenses as a percentage of net sales in the second quarter of 22.9%, improved 380 bps from 2020 primarily due to higher sales volumes and 50 bps from lower costs related to $1.4 million of restructuring actions recorded in the second quarter of 2020, partially offset by 190 bps of unfavorable acquisition effects.
As a result of these factors, segment operating earnings of $86.7 million in the second quarter of 2021, including $1.1 million of unfavorable foreign currency effects, increased $36.1 million, or 71.3%, from $50.6 million in 2020, which included $1.4 million of restructuring charges. Operating margin for the Repair Systems & Information Group of 21.8% in the second quarter of 2021 compared to 20.7% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

	Six Months Ended
(Amounts in millions)	July 3, 2021		June 27, 2020		Change
External net sales	$597.8	80.1%	$445.8	79.7%	$152.0	34.1%
Intersegment net sales	148.4	19.9%	113.8	20.3%	34.6	30.4%
Segment net sales	746.2	100.0%	559.6	100.0%	186.6	33.3%
Cost of goods sold	(408.1)	(54.7)%	(292.7)	(52.3)%	(115.4)	(39.4)%
Gross profit	338.1	45.3%	266.9	47.7%	71.2	26.7%
Operating expenses	(170.0)	(22.8)%	(139.0)	(24.8)%	(31.0)	(22.3)%
Segment operating earnings	$168.1	22.5%	$127.9	22.9%	$40.2	31.4%

Segment net sales of $746.2 million in the first six months of 2021 increased $186.6 million, or 33.3% from 2020 levels, reflecting a $159.9 million, or 28.0%, organic sales increase, $15.9 million of acquisition-related sales and $10.8 million of favorable foreign currency translation. The organic gain reflects higher activity in all of the segment’s operations and includes high-teen increases in sales of diagnostic and repair information products to independent repair shop owners and managers.
Segment gross margin in the first six months of 45.3% declined 240 bps from last year primarily due to the impact of higher sales in lower gross margin businesses and 50 bps of unfavorable foreign currency effects, partially offset by 50 bps of benefits from acquisitions.
Segment operating expenses as a percentage of net sales in the first six months of 22.8%, improved 200 bps from 2020 primarily due to higher sales volumes and 70 bps from lower costs related to $3.8 million of restructuring actions recorded in 2020, partially offset by 140 bps of unfavorable acquisition effects.
As a result of these factors, segment operating earnings of $168.1 million in the first six months of 2021, including $2.6 million of unfavorable foreign currency effects, increased $40.2 million, or 31.4%, from $127.9 million in 2020, which included $4.5 million of restructuring charges. Operating margin for the Repair Systems & Information Group of 22.5% in the first six months of 2021 compared to 22.9% last year.

Financial Services

	Three Months Ended
(Amounts in millions)	July 3, 2021		June 27, 2020		Change
Financial services revenue	$86.9	100.0%	$84.6	100.0%	$2.3	2.7%
Financial services expenses	(18.0)	(20.7)%	(27.0)	(31.9)%	9.0	33.3%
Segment operating earnings	$68.9	79.3%	$57.6	68.1%	$11.3	19.6%

Financial services revenue in the second quarter of 2021 increased $2.3 million, or 2.7%, from 2020, primarily due to $2.6 million from growth in the company’s financial services portfolio, partially offset by a $0.3 million decrease from lower average portfolio yields. In the second quarters of 2021 and 2020, the respective average yields on finance receivables were 17.5% and 17.6%. In the second quarters of 2021 and 2020, the respective average yields on contract receivables were 8.5% and 8.2%. The lower yield on contract receivables in the second quarter of 2020 includes the impact of business operation support loans provided to franchisees during that period in response to the COVID-19 environment. Originations of $285.8 million in the second quarter of 2021 increased $30.0 million, or 11.7%, from 2020 levels.
Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses in the second quarter of 2021 decreased primarily due to lower provisions for credit losses compared to the second quarter of 2020. As a percentage of the average financial services portfolio, financial services expenses were 0.8% in the second quarter of 2021 and 1.3% in 2020.
Financial services operating earnings in the second quarter of 2021, including $1.0 million of favorable foreign currency effects, increased $11.3 million, or 19.6%, from 2020 levels.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

	Six Months Ended
(Amounts in millions)	July 3, 2021		June 27, 2020		Change
Financial services revenue	$175.5	100.0%	$170.5	100.0%	$5.0	2.9%
Financial services expenses	(41.3)	(23.5)%	(56.0)	(32.8)%	14.7	26.3%
Segment operating earnings	$134.2	76.5%	$114.5	67.2%	$19.7	17.2%

Financial services revenue in the first six months of 2021 increased $5.0 million, or 2.9%, from 2020, primarily due to $6.2 million from growth in the company’s financial services portfolio, partially offset by a $1.2 million decrease from lower average portfolio yields. In the first six months of 2021 and 2020, the respective average yields on finance receivables were 17.5% and 17.7%. In the first six months of 2021 and 2020, the respective average yields on contract receivables were 8.4% and 8.6%. Originations of $547.6 million in the first six months of 2021 increased $36.2 million, or 7.1%, from 2020 levels.
Financial services expenses in the first six months of 2021 decreased primarily due to lower provisions for credit losses compared to 2020, which included a $2.6 million charge related to higher credit reserves resulting from the economic uncertainty associated with the COVID-19 pandemic. As a percentage of the average financial services portfolio, financial services expenses were 1.9% in the first six months of 2021 and 2.6% in 2020.
Financial services operating earnings in the first six months of 2021, including $1.7 million of favorable foreign currency effects, increased $19.7 million, or 17.2%, from 2020 levels.

Corporate
Snap-on’s second quarter 2021 general corporate expenses of $28.6 million compared to $20.8 million last year. Snap-on’s general corporate expenses in the first six months of 2021 of $58.7 million compared to $39.3 million last year. The increased year-over-year general corporate expenses primarily reflect higher stock-based compensation, including costs associated with the company’s employee stock purchase plan.

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

The supplemental Operations data reflects the results of operations and financial position of Snap-on’s tools, diagnostic and equipment products, software and other non-financial services operations with Financial Services reported on the equity method. The supplemental Financial Services data reflects the results of operations and financial position of Snap-on’s U.S. and international financial services operations. The financing needs of Financial Services are met through intersegment borrowings and cash generated from Operations; Financial Services is charged interest expense on intersegment borrowings at market rates. Income taxes are charged to Financial Services on the basis of the specific tax attributes generated by the U.S. and international financial services businesses. Transactions between the Operations and Financial Services businesses are eliminated to arrive at the Condensed Consolidated Financial Statements.
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended July 3, 2021, and June 27, 2020, is as follows:

	Operations*		Financial Services
(Amounts in millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$1,081.4	$724.3	$—	$—
Cost of goods sold	(538.3)	(383.1)	—	—
Gross profit	543.1	341.2	—	—
Operating expenses	(326.0)	(250.1)	—	—
Operating earnings before financial services	217.1	91.1	—	—

Financial services revenue	—	—	86.9	84.6
Financial services expenses	—	—	(18.0)	(27.0)
Operating earnings from financial services	—	—	68.9	57.6

Operating earnings	217.1	91.1	68.9	57.6
Interest expense	(14.2)	(13.4)	(0.1)	—
Intersegment interest income (expense) – net	14.8	16.5	(14.8)	(16.5)
Other income (expense) – net	3.3	2.0	0.1	—
Earnings before income taxes and equity earnings	221.0	96.2	54.1	41.1
Income tax expense	(49.2)	(21.3)	(13.7)	(10.6)
Earnings before equity earnings	171.8	74.9	40.4	30.5
Financial services – net earnings attributable to Snap-on	40.4	30.5	—	—
Equity earnings, net of tax	1.0	0.5	—	—
Net earnings	213.2	105.9	40.4	30.5
Net earnings attributable to noncontrolling interests	(5.2)	(4.7)	—	—
Net earnings attributable to Snap-on	$208.0	$101.2	$40.4	$30.5
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the six months ended July 3, 2021, and June 27, 2020, is as follows:

	Operations*		Financial Services
(Amounts in millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$2,106.0	$1,576.5	$—	$—
Cost of goods sold	(1,049.3)	(813.7)	—	—
Gross profit	1,056.7	762.8	—	—
Operating expenses	(638.7)	(532.8)	—	—
Operating earnings before financial services	418.0	230.0	—	—

Financial services revenue	—	—	175.5	170.5
Financial services expenses	—	—	(41.3)	(56.0)
Operating earnings from financial services	—	—	134.2	114.5

Operating earnings	418.0	230.0	134.2	114.5
Interest expense	(28.5)	(24.7)	(0.1)	(0.1)
Intersegment interest income (expense) – net	29.2	34.6	(29.2)	(34.6)
Other income (expense) – net	7.6	3.5	0.1	—
Earnings before income taxes and equity earnings	426.3	243.4	105.0	79.8
Income tax expense	(95.7)	(55.1)	(26.3)	(20.7)
Earnings before equity earnings	330.6	188.3	78.7	59.1
Financial services – net earnings attributable to Snap-on	78.7	59.1	—	—
Equity earnings, net of tax	1.5	0.5	—	—
Net earnings	410.8	247.9	78.7	59.1
Net earnings attributable to noncontrolling interests	(10.2)	(9.5)	—	—
Net earnings attributable to Snap-on	$400.6	$238.4	$78.7	$59.1

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of July 3, 2021, and January 2, 2021, is as follows:

	Operations*		Financial Services
(Amounts in millions)	July 3, 2021	January 2, 2021	July 3, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$965.6	$923.2	$0.3	$0.2
Intersegment receivables	15.2	14.6	—	0.2
Trade and other accounts receivable – net	644.7	639.7	0.7	1.0
Finance receivables – net	—	—	535.3	530.2
Contract receivables – net	6.8	7.0	97.1	105.5
Inventories – net	760.9	746.5	—	—
Prepaid expenses and other assets	138.2	131.1	9.6	7.8
Total current assets	2,531.4	2,462.1	643.0	644.9

Property and equipment – net	524.1	524.4	2.0	1.8
Operating lease right-of-use assets	50.3	49.7	2.1	2.2
Investment in Financial Services	349.4	349.8	—	—
Deferred income tax assets	27.7	27.6	24.4	22.7
Intersegment long-term notes receivable	314.5	316.9	—	—
Long-term finance receivables – net	—	—	1,124.4	1,136.3
Long-term contract receivables – net	10.9	12.4	369.0	362.3
Goodwill	1,177.6	982.4	—	—
Other intangibles – net	255.2	260.8	—	—
Other assets	86.5	103.9	0.1	0.1
Total assets	$5,327.6	$5,090.0	$2,165.0	$2,170.3
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	July 3, 2021	January 2, 2021	July 3, 2021	January 2, 2021
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$18.1	$18.5	$250.0	$250.0
Accounts payable	279.4	222.3	0.8	0.6
Intersegment payables	—	—	15.2	14.8
Accrued benefits	54.2	59.7	—	—
Accrued compensation	89.2	87.2	2.5	2.7
Franchisee deposits	78.3	78.4	—	—
Other accrued liabilities	425.5	418.8	33.6	35.9
Total current liabilities	944.7	884.9	302.1	304.0

Long-term debt and intersegment long-term debt	—	—	1,497.0	1,499.0
Deferred income tax liabilities	81.8	70.4	—	—
Retiree health care benefits	33.0	34.5	—	—
Pension liabilities	111.6	127.1	—	—
Operating lease liabilities	32.3	31.6	1.9	2.4
Other long-term liabilities	98.7	94.9	14.6	15.1
Total liabilities	1,302.1	1,243.4	1,815.6	1,820.5
Total shareholders’ equity attributable to Snap-on	4,003.4	3,824.9	349.4	349.8
Noncontrolling interests	22.1	21.7	—	—
Total equity	4,025.5	3,846.6	349.4	349.8
Total liabilities and equity	$5,327.6	$5,090.0	$2,165.0	$2,170.3
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
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on July 16, 2021, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, based on current macroeconomic conditions resulting from the on-going uncertainty caused by the COVID-19 pandemic, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
As of July 3, 2021, working capital (current assets less current liabilities) of $1,927.6 million increased $9.5 million from $1,918.1 million as of January 2, 2021 (fiscal 2020 year-end) primarily as a result of the net changes discussed below.
The following represents the company’s working capital position as of July 3, 2021, and January 2, 2021:

(Amounts in millions)	July 3, 2021	January 2, 2021
Cash and cash equivalents	$965.9	$923.4
Trade and other accounts receivable – net	645.4	640.7
Finance receivables – net	535.3	530.2
Contract receivables – net	103.9	112.5
Inventories – net	760.9	746.5
Prepaid expenses and other assets	138.3	129.7
Total current assets	3,149.7	3,083.0

Notes payable and current maturities of long-term debt	(268.1)	(268.5)
Accounts payable	(280.2)	(222.9)
Other current liabilities	(673.8)	(673.5)
Total current liabilities	(1,222.1)	(1,164.9)
Working capital	$1,927.6	$1,918.1

Cash and cash equivalents of $965.9 million as of July 3, 2021, increased $42.5 million from 2020 year-end levels primarily due to: (i) $557.5 million of cash generated from operations; (ii) $447.9 million of cash from collections of finance receivables; (iii) $154.8 million of cash proceeds from stock purchase and option plan exercises and (iv) $2.9 million of net proceeds from other short-term borrowings. These increases in cash and cash equivalents were partially offset by: (i) the funding of $454.5 million of new finance receivables; (ii) the repurchase of 1,288,900 shares of the company’s common stock for $289.3 million; (iii) the funding of $195.8 million for acquisitions; (iv) dividend payments to shareholders of $133.4 million; and (v) the funding of $37.6 million of capital expenditures.

Of the $965.9 million of cash and cash equivalents as of July 3, 2021, $276.5 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act (“Tax Act”) generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it can be accomplished in a tax efficient manner.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Trade and other accounts receivable – net of $645.4 million as of July 3, 2021, increased $4.7 million from 2020 year-end levels, primarily due to $8.9 million from acquisitions, partially offset by $1.3 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 56 days at July 3, 2021, and 64 days at January 2, 2021.
The current portions of net finance and contract receivables of $639.2 million as of July 3, 2021, compared to $642.7 million at 2020 year end. The long-term portions of net finance and contract receivables of $1,504.3 million as of July 3, 2021, compared to $1,511.0 million at 2020 year end. The combined $10.2 million decrease in net current and long-term finance and contract receivables over 2020 year-end levels primarily reflects increases from originations and $6.4 million of foreign currency translation, more than offset by collections and other reductions.
Inventories – net of $760.9 million as of July 3, 2021, increased $14.4 million from 2020 year-end levels primarily to support higher customer demand and new product innovation and $2.3 million from acquisitions, partially offset by $2.1 million of foreign currency translation. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 2.7 turns and 2.4 turns as of July 3, 2021, and January 2, 2021, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 58% and 57% of total inventories as of July 3, 2021 and January 2, 2021, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $84.8 million and $84.0 million as of July 3, 2021, and January 2, 2021, respectively.
Notes payable and current maturities of long-term debt of $268.1 million as of July 3, 2021, consisted of $250.0 million of unsecured 6.125% notes that mature on September 1, 2021 (the “2021 Notes”) and $17.5 million of other notes and $0.6 million from the net effects of debt amortization costs and fair value adjustments of interest rate swaps. Notes payable and current maturities of long-term debt of $268.5 million as of 2020 year end, consisted of $250.0 million of the 2021 Notes, and $14.9 million of other notes and $3.6 million from the net effects of debt amortization costs and fair value adjustments of interest rate swaps.
Accounts payable of $280.2 million as of July 3, 2021, increased $57.3 million from 2020 year-end levels primarily due to the timing of payments and $3.6 million from acquisitions, partially offset by $1.1 million of foreign currency translation.
Other accrued liabilities of $449.6 million as of July 3, 2021, increased $4.1 million from 2020 year-end levels primarily due to $2.4 million from acquisitions, partially offset by $1.4 million of foreign currency translation.
Long-term debt of $1,182.5 million as of July 3, 2021, consisted of: (i) $300 million of unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”); (ii) $400 million of unsecured 4.10% notes that mature on March 1, 2048 (the “2048 Notes”); and (iii) $500 million of 3.10% notes that mature on May 1, 2050 (“the 2050 Notes”), partially offset by $17.5 million from the net effects of debt amortization costs.

Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of July 3, 2021. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of July 3, 2021, the company’s actual ratios of 0.11 and 0.44 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

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
Operating Activities
Net cash provided by operating activities was $557.5 million and $467.0 million in the first six months of 2021 and 2020, respectively. The $90.5 million year-over-year increase in net cash provided by operating activities primarily reflects a $162.9 million increase in net earnings, offset by a $80.5 million decrease from net changes in operating assets and liabilities.

Investing Activities
Net cash used by investing activities of $236.9 million in the first six months of 2021 included additions to finance receivables of $454.5 million, offset by collections of $447.9 million. Net cash used by investing activities of $95.4 million in the first six months of 2020 included additions to finance receivables of $414.6 million, partially offset by collections of $357.5 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with payment terms of approximately four years.
Net cash used by investing activities in the respective first six month periods of 2021 and 2020 also included a net $195.8 million and $6.1 million for acquisitions. See Note 3 to the Condensed Consolidated Financial Statements for information about acquisitions.
Capital expenditures were $37.6 million and $29.0 million in the first six months of 2021 and 2020, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and RCI.
Financing Activities
Net cash used by financing activities of $278.9 million in the first six months of 2021 included net proceeds from notes payable and other short-term borrowings of $2.9 million. Net cash provided by financing activities of $132.4 million in the first six months of 2020 included Snap-on’s sale, on April 30, 2020, of $500 million of the 2050 Notes at a discount, from which Snap-on received $489.9 million of net proceeds, reflecting $4.4 million of transaction costs, partially offset by repayments of notes payable and other short-term borrowings of $190.0 million.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Proceeds from stock purchase and option plan exercises totaled $154.8 million and $13.8 million in the first six months of 2021 and 2020, respectively. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, as well as stock options, and for other corporate purposes. In the first six months of 2021, Snap-on repurchased 1,288,900 shares of its common stock for $289.3 million under its previously announced share repurchase programs. In the first six months of 2020, Snap-on repurchased 349,000 shares of its common stock for $50.5 million under its previously announced share repurchase programs. As of July 3, 2021, Snap-on had remaining availability to repurchase up to an additional $251.6 million in common stock pursuant to its Board’s authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $133.4 million and $117.7 million in the first six months of 2021 and 2020, respectively. On November 6, 2020, the Board increased the quarterly cash dividend by 13.9% to $1.23 per share ($4.92 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends.

Off-Balance Sheet Arrangements
The company had no off-balance sheet arrangements as of July 3, 2021.
Critical Accounting Policies and Estimates
Snap-on’s discussion of its critical accounting policies and estimates, contained in its Annual Report on Form 10-K for the fiscal year ended January 2, 2021, have not materially changed since the report was filed.
Outlook
With ongoing advancement against the COVID-19 pandemic, many national and local governments around the world have revised restrictive measures that were previously in place, and economic activity continues to progress towards pre-pandemic levels in most geographies. During 2021, the company believes the trajectory of advancement may be uncertain due to the evolving nature and duration of the pandemic and quarterly year-over-year comparisons to 2020 performance may be less meaningful than comparisons to pre-pandemic periods.
Snap-on expects to make continued progress along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, the company expects that capital expenditures in 2021 will be in the range of $90 million to $100 million, of which $37.6 million was incurred in the first six months of the year. Snap-on continues to respond to the global macroeconomic challenges through its RCI, sourcing and other cost reduction initiatives.
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
The estimated maximum potential net one-day loss in fair value, calculated using the VAR model, as of July 3, 2021, was $17.6 million, consisting of an $18.0 million loss on interest rate-sensitive financial instruments and a $0.4 million gain on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.
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
Economic Risk
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets. For example, the company is monitoring the impact of and developments related to COVID-19, which has created global economic uncertainty. In addition, the company is monitoring developments related to the United Kingdom’s exit from the European Union, and the effects this may have on the world economy and the company. Inflation has not had a significant impact on the company.
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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 3, 2021. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of July 3, 2021, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
There has not been any change in the company’s internal control over financial reporting during the quarter ended July 3, 2021, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the second quarter of fiscal 2021, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans and equity plans, and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions, and pursuant to the Board’s authorizations that the company has publicly announced.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
04/04/2021 to 05/01/2021	85,000	$238.14	85,000	$274.3 million
05/02/2021 to 05/29/2021	299,500	$250.20	299,500	$292.5 million
05/30/2021 to 07/03/2021	182,400	$231.46	182,400	$251.6 million
Total/Average	566,900	$242.36	566,900	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of July 3, 2021, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $251.6 million.

•In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $237.60, $254.62 and $223.91 per share of common stock as of the end of the respective fiscal 2021 months ended May 1, 2021, May 29, 2021, and July 3, 2021.

•On February 14, 2019, the Board authorized the repurchase of an aggregate of up to $500 million of the company’s common stock (the “2019 Authorization”). The 2019 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the second quarter of 2021 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Sales of Snap-on Stock
Period	Shares sold	Average price per share
04/04/2021 to 05/01/2021	—	—
05/02/2021 to 05/29/2021	—	—
05/30/2021 to 07/03/2021	8,400	$251.82
Total/Average	8,400	$251.82

Item 6: Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page Inline XBRL data (contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED
Date: July 22, 2021	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer