Form 10-Q
period 2021-10-02
Snap-on Inc
filed 2021-10-21
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 15, 2021
Common Stock, $1.00 par value	53,725,444 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$1,037.7	$941.6	$3,143.7	$2,518.1
Cost of goods sold	(517.0)	(472.1)	(1,566.3)	(1,285.8)
Gross profit	520.7	469.5	1,577.4	1,232.3
Operating expenses	(319.4)	(283.8)	(958.1)	(816.6)
Operating earnings before financial services	201.3	185.7	619.3	415.7

Financial services revenue	87.3	85.8	262.8	256.3
Financial services expenses	(16.7)	(20.2)	(58.0)	(76.2)
Operating earnings from financial services	70.6	65.6	204.8	180.1

Operating earnings	271.9	251.3	824.1	595.8
Interest expense	(13.2)	(13.8)	(41.8)	(38.6)
Other income (expense) – net	3.7	2.8	11.4	6.3
Earnings before income taxes and equity earnings	262.4	240.3	793.7	563.5
Income tax expense	(60.9)	(55.1)	(182.9)	(130.9)
Earnings before equity earnings	201.5	185.2	610.8	432.6
Equity earnings (loss), net of tax	—	(0.5)	1.5	—
Net earnings	201.5	184.7	612.3	432.6
Net earnings attributable to noncontrolling interests	(5.3)	(5.0)	(15.5)	(14.5)
Net earnings attributable to Snap-on Incorporated	$196.2	$179.7	$596.8	$418.1

Net earnings per share attributable to Snap-on Incorporated:
Basic	$3.65	$3.31	$11.05	$7.69
Diluted	3.57	3.28	10.83	7.62

Weighted-average shares outstanding:
Basic	53.8	54.3	54.0	54.4
Effect of dilutive securities	1.1	0.5	1.1	0.5
Diluted	54.9	54.8	55.1	54.9

Dividends declared per common share	$1.23	$1.08	$3.69	$3.24

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Comprehensive income (loss):
Net earnings	$201.5	$184.7	$612.3	$432.6
Other comprehensive income (loss):
Foreign currency translation	(38.6)	42.6	(47.4)	22.4
Reclassification of foreign currency translation loss from sale of equity interest to net earnings	—	—	(1.0)	—
Unrealized cash flow hedges, net of tax:
Other comprehensive income before reclassifications	—	—	—	1.4
Reclassification of cash flow hedges to net earnings	(0.4)	(0.4)	(1.2)	(1.2)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses included in net periodic benefit cost	9.0	8.7	27.2	25.9
Income tax benefit	(2.1)	(2.1)	(6.6)	(6.2)
Net of tax	6.9	6.6	20.6	19.7
Total comprehensive income	$169.4	$233.5	$583.3	$474.9

Comprehensive income attributable to noncontrolling interests	(5.3)	(5.0)	(15.5)	(14.5)
Comprehensive income attributable to Snap-on Incorporated	$164.1	$228.5	$567.8	$460.4

.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	October 2, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$735.5	$923.4
Trade and other accounts receivable – net	653.2	640.7
Finance receivables – net	544.8	530.2
Contract receivables – net	117.8	112.5
Inventories – net	789.6	746.5
Prepaid expenses and other assets	133.4	129.7
Total current assets	2,974.3	3,083.0

Property and equipment:
Land	34.1	34.0
Buildings and improvements	429.4	432.0
Machinery, equipment and computer software	1,061.6	1,033.4
Property and equipment – gross	1,525.1	1,499.4
Accumulated depreciation and amortization	(1,004.2)	(973.2)
Property and equipment – net	520.9	526.2

Operating lease right-of-use assets	52.9	51.9
Deferred income tax assets	49.1	50.3
Long-term finance receivables – net	1,110.4	1,136.3
Long-term contract receivables – net	380.1	374.7
Goodwill	1,171.0	982.4
Other intangibles – net	249.6	260.8
Other assets	72.6	91.7
Total assets	$6,580.9	$6,557.3
See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	October 2, 2021	January 2, 2021
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$17.4	$268.5
Accounts payable	266.9	222.9
Accrued benefits	57.8	59.7
Accrued compensation	101.4	89.9
Franchisee deposits	89.3	78.4
Other accrued liabilities	446.9	445.5
Total current liabilities	979.7	1,164.9

Long-term debt	1,182.7	1,182.1
Deferred income tax liabilities	80.2	70.4
Retiree health care benefits	32.3	34.5
Pension liabilities	103.2	127.1
Operating lease liabilities	35.0	34.0
Other long-term liabilities	98.5	97.7
Total liabilities	2,511.6	2,710.7

Commitments and contingencies (Note 15)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,438,068 and 67,430,958 shares, respectively)	67.4	67.4
Additional paid-in capital	467.7	391.7
Retained earnings	5,552.8	5,156.9
Accumulated other comprehensive loss	(394.8)	(365.8)
Treasury stock at cost (13,712,717 and 13,328,859 shares, respectively)	(1,645.8)	(1,425.3)
Total shareholders’ equity attributable to Snap-on Incorporated	4,047.3	3,824.9
Noncontrolling interests	22.0	21.7
Total equity	4,069.3	3,846.6
Total liabilities and equity	$6,580.9	$6,557.3

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)

The following summarizes the changes in total equity for the three month period ended October 2, 2021:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at July 3, 2021	$67.4	$461.1	$5,423.5	$(362.7)	$(1,585.9)	$22.1	$4,025.5
Net Earnings for the three months ended October 2, 2021	—	—	196.2	—	—	5.3	201.5
Other comprehensive loss	—	—	—	(32.1)	—	—	(32.1)
Cash dividends – $1.23 per share	—	—	(66.3)	—	—	—	(66.3)
Stock compensation plans	—	6.6	—	—	6.6	—	13.2
Share repurchases – 300,000 shares	—	—	—	—	(66.5)	—	(66.5)
Other	—	—	(0.6)	—	—	(5.4)	(6.0)
Balance at October 2, 2021	$67.4	$467.7	$5,552.8	$(394.8)	$(1,645.8)	$22.0	$4,069.3

The following summarizes the changes in total equity for the nine month period ended October 2, 2021:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at January 2, 2021	$67.4	$391.7	$5,156.9	$(365.8)	$(1,425.3)	$21.7	$3,846.6
Net Earnings for the nine months ended October 2, 2021	—	—	596.8	—	—	15.5	612.3
Other comprehensive loss	—	—	—	(29.0)	—	—	(29.0)
Cash dividends – $3.69 per share	—	—	(199.7)	—	—	—	(199.7)
Stock compensation plans	—	76.0	—	—	135.3	—	211.3
Share repurchases – 1,588,900 shares	—	—	—	—	(355.8)	—	(355.8)
Other	—	—	(1.2)	—	—	(15.2)	(16.4)
Balance at October 2, 2021	$67.4	$467.7	$5,552.8	$(394.8)	$(1,645.8)	$22.0	$4,069.3

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)

The following summarizes the changes in total equity for the three month period ended September 26, 2020:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 27, 2020	$67.4	$383.1	$4,894.2	$(514.4)	$(1,343.6)	$21.9	$3,508.6
Net Earnings for the three months ended September 26, 2020	—	—	179.7	—	—	5.0	184.7
Other comprehensive income	—	—	—	48.8	—	—	48.8
Cash dividends – $1.08 per share	—	—	(58.8)	—	—	—	(58.8)
Stock compensation plans	—	3.2	—	—	4.7	—	7.9
Share repurchases – 300,000 shares	—	—	—	—	(45.1)	—	(45.1)
Other	—	—	(0.2)	—	—	(5.1)	(5.3)
Balance at Balance at September 26, 2020	$67.4	$386.3	$5,014.9	$(465.6)	$(1,384.0)	$21.8	$3,640.8

The following summarizes the changes in total equity for the nine month period ended September 26, 2020:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 28, 2019	$67.4	$379.1	$4,779.7	$(507.9)	$(1,309.2)	$21.7	$3,430.8
Impact of adopting the Credit Loss Standard (ASU No. 2016-13)	—	—	(6.1)	—	—	—	(6.1)
Balance at December 29, 2019	67.4	379.1	4,773.6	(507.9)	(1,309.2)	21.7	3,424.7
Net Earnings for the nine months ended September 26, 2020	—	—	418.1	—	—	14.5	432.6
Other comprehensive income	—	—	—	42.3	—	—	42.3
Cash dividends – $3.24 per share	—	—	(176.5)	—	—	—	(176.5)
Stock compensation plans	—	7.2	—	—	20.8	—	28.0
Share repurchases – 649,000 shares	—	—	—	—	(95.6)	—	(95.6)
Other	—	—	(0.3)	—	—	(14.4)	(14.7)
Balance at Balance at September 26, 2020	$67.4	$386.3	$5,014.9	$(465.6)	$(1,384.0)	$21.8	$3,640.8

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Operating activities:
Net earnings	$612.3	$432.6
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	56.4	54.3
Amortization of other intangibles	18.7	17.2
Provision for losses on finance receivables	23.7	41.2
Provision for losses on non-finance receivables	12.5	16.3
Stock-based compensation expense	33.3	12.5
Deferred income tax provision (benefit)	3.4	(8.5)
Loss on sales of assets	1.5	0.7
Settlement of treasury lock	—	1.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	(23.4)	58.5
Contract receivables	(12.2)	(26.8)
Inventories	(54.6)	(3.6)
Prepaid and other assets	(10.0)	(0.3)
Accounts payable	48.3	10.3
Accruals and other liabilities	34.0	85.2
Net cash provided by operating activities	743.9	691.0
Investing activities:
Additions to finance receivables	(662.6)	(611.5)
Collections of finance receivables	648.4	542.7
Capital expenditures	(53.8)	(39.1)
Acquisitions of businesses, net of cash acquired	(199.7)	(6.1)
Disposals of property and equipment	1.6	1.4
Other	(0.5)	(1.6)
Net cash used by investing activities	(266.6)	(114.2)
Financing activities:
Proceeds from issuance of long-term debt	—	489.9
Repayment of long-term debt	(250.0)	—
Net increase (decrease) in other short-term borrowings	3.0	(187.7)
Cash dividends paid	(199.7)	(176.5)
Purchases of treasury stock	(355.8)	(95.6)
Proceeds from stock purchase and option plans	158.4	16.5
Other	(20.6)	(19.3)
Net cash provided (used) by financing activities	(664.7)	27.3

Effect of exchange rate changes on cash and cash equivalents	(0.5)	(1.1)
Increase (decrease) in cash and cash equivalents	(187.9)	603.0
Cash and cash equivalents at beginning of year	923.4	184.5
Cash and cash equivalents at end of period	$735.5	$787.5
Supplemental cash flow disclosures:
Cash paid for interest	$(47.5)	$(41.2)
Net cash paid for income taxes	(187.2)	(131.9)

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
The company’s 2021 fiscal year, which ends on January 1, 2022, will contain 52 weeks of operating results. The company’s 2020 fiscal year contained 53 weeks of operating results, with the additional week occurring in the fourth quarter. Snap-on’s 2021 fiscal third quarter ended on October 2, 2021; the 2020 fiscal third quarter ended on September 26, 2020. The company’s 2021 and 2020 fiscal third quarters each contained 13 weeks of operating results. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and nine month periods ended October 2, 2021, and September 26, 2020, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Revenue Disaggregation: The following table shows the consolidated revenues by revenue source:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Revenue from contracts with customers	$1,031.6	$935.8	$3,125.7	$2,500.8
Other revenues	6.1	5.8	18.0	17.3
Total net sales	1,037.7	941.6	3,143.7	2,518.1
Financial services revenue	87.3	85.8	262.8	256.3
Total revenues	$1,125.0	$1,027.4	$3,406.5	$2,774.4

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
The following tables represent external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the Three Months Ended October 2, 2021
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$128.3	$407.4	$217.5	$—	$—	$753.2
Europe	76.9	40.3	58.7	—	—	175.9
All other	66.5	23.7	18.4	—	—	108.6
External net sales	271.7	471.4	294.6	—	—	1,037.7
Intersegment net sales	79.7	—	69.8	—	(149.5)	—
Total net sales	351.4	471.4	364.4	—	(149.5)	1,037.7
Financial services revenue	—	—	—	87.3	—	87.3
Total revenue	$351.4	$471.4	$364.4	$87.3	$(149.5)	$1,125.0

	For the Nine Months Ended October 2, 2021
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$372.9	$1,231.8	$655.2	$—	$—	$2,259.9
Europe	240.4	128.3	185.8	—	—	554.5
All other	204.2	73.7	51.4	—	—	329.3
External net sales	817.5	1,433.8	892.4	—	—	3,143.7
Intersegment net sales	230.1	—	218.2	—	(448.3)	—
Total net sales	1,047.6	1,433.8	1,110.6	—	(448.3)	3,143.7
Financial services revenue	—	—	—	262.8	—	262.8
Total revenue	$1,047.6	$1,433.8	$1,110.6	$262.8	$(448.3)	$3,406.5

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

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables represent external net sales disaggregated by customer type:

	For the Three Months Ended October 2, 2021
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$24.3	$471.4	$294.6	$—	$—	$790.3
All other professionals	247.4	—	—	—	—	247.4
External net sales	271.7	471.4	294.6	—	—	1,037.7
Intersegment net sales	79.7	—	69.8	—	(149.5)	—
Total net sales	351.4	471.4	364.4	—	(149.5)	1,037.7
Financial services revenue	—	—	—	87.3	—	87.3
Total revenue	$351.4	$471.4	$364.4	$87.3	$(149.5)	$1,125.0

	For the Nine Months Ended October 2, 2021
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$74.1	$1,433.8	$892.4	$—	$—	$2,400.3
All other professionals	743.4	—	—	—	—	743.4
External net sales	817.5	1,433.8	892.4	—	—	3,143.7
Intersegment net sales	230.1	—	218.2	—	(448.3)	—
Total net sales	1,047.6	1,433.8	1,110.6	—	(448.3)	3,143.7
Financial services revenue	—	—	—	262.8	—	262.8
Total revenue	$1,047.6	$1,433.8	$1,110.6	$262.8	$(448.3)	$3,406.5

	For the Three Months Ended September 26, 2020
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$22.3	$449.8	$256.1	$—	$—	$728.2
All other professionals	213.4	—	—	—	—	213.4
External net sales	235.7	449.8	256.1	—	—	941.6
Intersegment net sales	72.7	—	61.4	—	(134.1)	—
Total net sales	308.4	449.8	317.5	—	(134.1)	941.6
Financial services revenue	—	—	—	85.8	—	85.8
Total revenue	$308.4	$449.8	$317.5	$85.8	$(134.1)	$1,027.4

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

Nature of Goods and Services: Snap-on derives net sales from a broad line of products and complementary services that are grouped into three categories: (i) tools; (ii) diagnostics, information and management systems; and (iii) equipment. The tools product category includes hand tools, power tools, tool storage products and other similar products. The diagnostics, information and management systems product category includes handheld and PC-based diagnostic products, service and repair information products, diagnostic software solutions, electronic parts catalogs, business management systems and services, point-of-sale systems, integrated systems for vehicle service shops, original equipment manufacturer (“OEM”) purchasing facilitation services, and warranty management systems and analytics to help OEM dealership service and repair shops (“OEM dealerships”) manage and track performance. The equipment product category includes solutions for the service of vehicles and industrial equipment. Snap-on supports the sale of its diagnostics and vehicle service shop equipment by offering training programs as well as after-sales support to its customers. Through its financial services businesses, Snap-on derives revenue from various financing programs designed to facilitate the sales of its products and support its franchise business.

Approximately 90% of Snap-on’s net sales are products sold at a point in time through ship-and-bill performance obligations that also include repair services. The remaining sales revenue is earned over time primarily on a subscription basis including software, extended warranty and other subscription service agreements.

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

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations.  The remaining duration of these unsatisfied performance obligations range from one month up to 60 months.  Snap-on had approximately $198.0 million of long-term contracts that have fixed consideration that extends beyond one year as of October 2, 2021. Snap-on expects to recognize approximately 50% of these contracts as revenue by the end of fiscal 2022, an additional 40% by the end of fiscal 2024 and the balance thereafter.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Contract Liabilities (Deferred Revenues): Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance.  The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities was $67.6 million and $61.0 million at October 2, 2021, and January 2, 2021, respectively.  The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion of such liabilities is included in “Other long-term liabilities” on the accompanying Condensed Consolidated Balance Sheets.  During the three and nine months ended October 2, 2021, Snap-on recognized revenue of $7.1 million and $48.7 million, respectively, that was included in the $61.0 million contract liability balance at January 2, 2021, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.

Note 3: Acquisitions

On August 1, 2021, Snap-on acquired AutoCrib EMEA GmbH (“AutoCrib Germany”), a former independent distributor, for a cash purchase price of $4.4 million (or $4.2 million, net of cash acquired). AutoCrib Germany, based in Hamburg, Germany, distributes asset and tool control solutions for a variety of aerospace, automotive, military, natural resources and general industry operations. In the third quarter of 2021, the company recorded, on a preliminary basis, the $3.3 million excess of the purchase price over the fair value of the net assets acquired in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. The company anticipates completing the purchase accounting for the acquired net assets of AutoCrib Germany in the first half of 2022.

On July 1, 2021, Snap-on exchanged its 35% equity interest in Deville S.A., valued at $21.8 million, for 100% ownership of Secateurs Pradines (“Pradines”), a wholly owned subsidiary of Deville S.A. with a fair value of $20.7 million (or $16.2 million, net of cash acquired), and cash of $1.1 million, which reflects a $0.7 million working capital adjustment finalized in the third quarter of 2021. Pradines, located in Bauge-en-Anjou, France, designs and manufactures horticultural hand tools for professionals and individuals. In 2021, the company recorded, on a preliminary basis, the $10.7 million excess of the purchase price over the fair value of net assets acquired in “Goodwill” in the accompanying Condensed Consolidated Balance Sheets. The company anticipates completing the purchase accounting for the acquired net assets of Pradines in the first half of 2022.
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
For segment reporting purposes, the results of operations and assets of Dealer-FX and Sigmavision have been included in the Repair Systems & Information Group since the respective acquisition dates, and the results of operations and assets of AutoCrib Germany, Pradines and AutoCrib have been included in the Commercial & Industrial Group since the respective acquisition dates.
Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to Snap-on’s results of operations or financial position. See Note 6 for further information on goodwill and other intangible assets.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4: Receivables
Trade and Other Accounts Receivable: Snap-on’s trade and other accounts receivable primarily arise from the sale of tools and diagnostic and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel with payment terms generally ranging from 30 to 120 days.

The components of Snap-on’s trade and other accounts receivable as of October 2, 2021, and January 2, 2021, are as follows:

(Amounts in millions)	October 2, 2021	January 2, 2021
Trade and other accounts receivable	$684.7	$667.0
Allowances for credit losses	(31.5)	(26.3)
Total trade and other accounts receivable – net	$653.2	$640.7

The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for the three and nine months ended October 2, 2021, and September 26, 2020:

	Three months ended		Nine Months Ended
(Amounts in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Allowances for credit losses:
Beginning of period	$29.5	$23.6	$26.3	$20.9
Provision for credit losses	4.4	4.1	11.7	13.2
Charge-offs	(1.7)	(4.5)	(5.9)	(10.0)
Recoveries	—	—	—	—
Currency translation	(0.7)	0.3	(0.6)	(0.6)
End of period	$31.5	$23.5	$31.5	$23.5

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s current finance and contract receivables as of October 2, 2021, and January 2, 2021, are as follows:

(Amounts in millions)	October 2, 2021	January 2, 2021
Finance installment receivables	$558.8	$533.9
Finance lease receivables, net of unearned finance charges of $1.7 million and $4.4 million, respectively	8.6	20.2
Total finance receivables	567.4	554.1

Contract installment receivables	64.5	59.1
Contract lease receivables, net of unearned finance charges of $18.5 million and $18.2 million, respectively	55.6	55.7
Total contract receivables	120.1	114.8
Total	687.5	668.9

Allowances for credit losses:
Finance installment receivables	(22.5)	(23.6)
Finance lease receivables	(0.1)	(0.3)
Total finance allowance for credit losses	(22.6)	(23.9)

Contract installment receivables	(1.0)	(1.4)
Contract lease receivables	(1.3)	(0.9)
Total contract allowance for credit losses	(2.3)	(2.3)
Total allowance for credit losses	(24.9)	(26.2)
Total current finance and contract receivables – net	$662.6	$642.7

Finance receivables – net	$544.8	$530.2
Contract receivables – net	117.8	112.5
Total current finance and contract receivables – net	$662.6	$642.7

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of October 2, 2021, and January 2, 2021, are as follows:

(Amounts in millions)	October 2, 2021	January 2, 2021
Finance installment receivables	$1,151.6	$1,173.1
Finance lease receivables, net of unearned finance charges of $0.8 million and $2.5 million, respectively	5.8	15.6
Total finance receivables	1,157.4	1,188.7

Contract installment receivables	199.5	199.7
Contract lease receivables, net of unearned finance charges of $30.5 million and $30.2 million, respectively	187.0	181.7
Total contract receivables	386.5	381.4
Total	1,543.9	1,570.1

Allowances for credit losses:
Finance installment receivables	(46.9)	(52.1)
Finance lease receivables	(0.1)	(0.3)
Total finance allowance for credit losses	(47.0)	(52.4)

Contract installment receivables	(3.0)	(3.1)
Contract lease receivables	(3.4)	(3.6)
Total contract allowance for credit losses	(6.4)	(6.7)
Total allowance for credit losses	(53.4)	(59.1)
Total long-term finance and contract receivables – net	$1,490.5	$1,511.0

Finance receivables – net	$1,110.4	$1,136.3
Contract receivables – net	380.1	374.7
Total long-term finance and contract receivables – net	$1,490.5	$1,511.0
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

The amortized cost basis of finance and contract receivables by origination year as of October 2, 2021, are as follows:

(Amounts in millions)	2021	2020	2019	2018	2017	Prior	Total
Finance Receivables:
Delinquent	$7.0	$16.9	$9.2	$5.1	$2.3	$0.9	$41.4
Non-delinquent	900.2	505.3	181.5	70.5	21.8	4.1	1,683.4
Total Finance receivables	$907.2	$522.2	$190.7	$75.6	$24.1	$5.0	$1,724.8

Contract receivables:
Delinquent	$0.1	$0.3	$0.7	$0.6	$0.3	$0.1	$2.1
Non-delinquent	145.0	133.9	96.8	63.9	35.6	29.3	504.5
Total Contract receivables	$145.1	$134.2	$97.5	$64.5	$35.9	$29.4	$506.6

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

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and nine months ended October 2, 2021, and September 26, 2020:

	Three Months Ended October 2, 2021		Nine Months Ended October 2, 2021
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$72.3	$9.0	$76.3	$9.0
Provision for credit losses	5.8	—	23.7	0.8
Charge-offs	(10.8)	(0.4)	(38.1)	(1.4)
Recoveries	2.3	0.1	7.7	0.3
Currency translation	—	—	—	—
End of period	$69.6	$8.7	$69.6	$8.7

	Three Months Ended September 26, 2020		Nine Months Ended September 26, 2020
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$72.5	$9.1	$61.9	$5.6
Impact of adopting ASU No. 2016-13	—	—	5.2	2.9
Provision for credit losses	9.8	0.5	41.2	3.1
Charge-offs	(9.5)	(0.7)	(39.6)	(2.9)
Recoveries	2.1	0.1	6.3	0.3
Currency translation	0.1	—	—	—
End of period	$75.0	$9.0	$75.0	$9.0

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

It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of October 2, 2021, and January 2, 2021, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aging of finance and contract receivables as of October 2, 2021, and January 2, 2021, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
October 2, 2021:
Finance receivables	$15.0	$9.9	$16.5	$41.4	$1,683.4	$1,724.8	$14.0
Contract receivables	0.6	0.6	0.9	2.1	504.5	506.6	0.1

January 2, 2021:
Finance receivables	$18.4	$12.2	$21.1	$51.7	$1,691.1	$1,742.8	$18.2
Contract receivables	1.3	0.6	1.5	3.4	492.8	496.2	0.2

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
The amount of finance and contract receivables on nonaccrual status as of October 2, 2021, and January 2, 2021, is as follows:

(Amounts in millions)	October 2, 2021	January 2, 2021
Finance receivables	$8.4	$9.6
Contract receivables	1.9	2.4

Note 5: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	October 2, 2021	January 2, 2021
Finished goods	$674.2	$643.4
Work in progress	63.7	61.6
Raw materials	137.6	125.5
Total FIFO value	875.5	830.5
Excess of current cost over LIFO cost	(85.9)	(84.0)
Total inventories – net	$789.6	$746.5

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 59% and 57% of total inventories as of October 2, 2021 and January 2, 2021, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of October 2, 2021, approximately 32% of the company’s U.S. inventory was accounted for using the FIFO method and 68% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and nine months ended October 2, 2021, or September 26, 2020.

Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the nine months ended October 2, 2021, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of January 2, 2021	$331.2	$12.4	$638.8	$982.4
Currency translation	(12.6)	—	(8.0)	(20.6)
Acquisitions and related adjustments	14.0	—	195.2	209.2
Balance as of October 2, 2021	$332.6	$12.4	$826.0	$1,171.0

Goodwill of $1,171.0 million as of October 2, 2021, included $195.2 million, on a preliminary basis, from the acquisition of Dealer-FX, $10.7 million, on a preliminary basis, from the acquisition of Pradines and $3.3 million, on a preliminary basis, from the acquisition of AutoCrib Germany. The goodwill from Dealer-FX is included in the Repair Systems & Information Group and the goodwill from Pradines and AutoCrib Germany is included in the Commercial & Industrial Group. See Note 3 for additional information on acquisitions.
Additional disclosures related to other intangible assets are as follows:

	October 2, 2021		January 2, 2021
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$190.0	$(137.8)	$191.5	$(130.1)
Developed technology	21.8	(20.6)	21.8	(19.9)
Internally developed software	180.7	(136.2)	172.2	(128.0)
Patents	44.4	(25.0)	43.2	(25.3)
Trademarks	4.0	(2.4)	3.9	(2.4)
Other	8.2	(4.0)	8.2	(3.9)
Total	449.1	(326.0)	440.8	(309.6)
Non-amortized trademarks	126.5	—	129.6	—
Total other intangible assets	$575.6	$(326.0)	$570.4	$(309.6)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2021, and the testing did not result in any impairment. Provision for impairment of goodwill and/or other intangible assets in a future period could arise due to significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit. As of October 2, 2021, the company had no accumulated impairment losses.

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
The aggregate amortization expense was $6.4 million and $18.7 million for the respective three and nine month periods ended October 2, 2021, and $5.8 million and $17.2 million for the respective three and nine month periods ended September 26, 2020. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $24.8 million in 2021, $22.7 million in 2022, $19.1 million in 2023, $13.5 million in 2024, $8.8 million in 2025, and $8.1 million in 2026.

Note 7: Exit and Disposal Activities
Snap-on did not record any exit and disposal activities for both the three and nine month periods ended October 2, 2021, or in the three month period ended September 26, 2020. In the nine months ended September 26, 2020, Snap-on recorded costs of $11.5 million for exit and disposal activities. The costs associated with exit and disposal activities by operating segment are as follows:

	Nine Months Ended
(Amounts in millions)	October 2, 2021	September 26, 2020
Exit and disposal costs
Cost of goods sold:
Commercial & Industrial Group	$—	$6.4
Repair System & Information Group	—	0.7
Total cost of goods sold	$—	$7.1

Operating Expenses:
Snap-on Tools Group	$—	$0.6
Repair System & Information Group	—	3.8
Total operating expenses	$—	$4.4

Total exit and disposal costs:
Commercial & Industrial Group	$—	$6.4
Snap-on Tools Group	—	0.6
Repair System & Information Group	—	4.5
Total exit and disposal costs	$—	$11.5

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Costs associated with exit and disposal activities in the first nine months of 2020 primarily related to headcount reductions from the ongoing optimization of the company’s cost structure in Europe and various other management and realignment actions.
Snap-on’s exit and disposal accrual activity for the first nine months of 2021 is as follows:

	Balance at	First Six Months		Balance at	Third Quarter		Balance at
(Amounts in millions)	January 2, 2021	Provision	Usage	July 3, 2021	Provision	Usage	October 2, 2021
Severance costs:
Commercial & Industrial Group	$5.8	$—	$(0.8)	$5.0	$—	$(0.3)	$4.7
Snap-on Tools Group	0.4	—	—	0.4	—	(0.1)	0.3
Repair System & Information Group	3.8	—	(0.7)	3.1	—	(0.5)	2.6
Total	$10.0	$—	$(1.5)	$8.5	$—	$(0.9)	$7.6

As of October 2, 2021, the company expects that of the $7.6 million exit and disposal accrual, approximately $2.0 million will be utilized in the balance of 2021, and the remainder thereafter, primarily for longer-term severance payments.
Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operating activities and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgement under prevailing circumstances.
Note 8: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 23.5% and 23.8% in the respective first nine month periods of 2021 and 2020.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9: Short-term and Long-term Debt
Short-term and long-term debt as of October 2, 2021, and January 2, 2021, consisted of the following:

(Amounts in millions)	October 2, 2021	January 2, 2021
6.125% unsecured notes due 2021	$—	$250.0
3.25% unsecured notes due 2027	300.0	300.0
4.10% unsecured notes due 2048	400.0	400.0
3.10% unsecured notes due 2050	500.0	500.0
Other*	0.1	0.6
	1,200.1	1,450.6
Less: notes payable and current maturities of long-term debt
Current maturities of long-term debt	—	(250.0)
Other notes*	(17.4)	(18.5)
	(17.4)	(268.5)
Total long-term debt	$1,182.7	$1,182.1

*	Includes the net effects of debt amortization costs and fair value adjustments of interest rate swaps.
As of October 2, 2021, notes payable and current maturities of long-term debt consisted of $17.4 million of other notes. As of 2020 year end, notes payable and current maturities of long-term debt of $268.5 million included $250.0 million of unsecured 6.125% notes that were repaid in September 2021 upon maturity, $14.9 million of other notes and $3.6 million from the net effects of debt amortization costs and fair value adjustments of interest rate swaps.
Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of October 2, 2021. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of October 2, 2021, the company’s actual ratios of 0.10 and 0.41, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. As of October 2, 2021, there were no commercial paper issuances outstanding.
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
Interest Rate Swaps: Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The change in the fair value of the derivative is recorded in “Notes payable and current maturities of long-term debt” on the accompanying Condensed Consolidated Balance Sheets. As of January 2, 2021, the notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million. The interest rate swaps matured in the third quarter and there were no outstanding interest rate swaps as of October 2, 2021.
Treasury locks: Snap-on uses treasury locks to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI for derivative instruments that are designated and qualify as cash flow hedges. Upon the issuance of debt, the related amount in Accumulated OCI is released over the term of the debt and recognized as an adjustment to interest expense on the Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of both October 2, 2021, and January 2, 2021.
Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of October 2, 2021, Snap-on had equity forwards in place intended to manage market risk with respect to 81,000 shares of Snap-on common stock associated with its deferred compensation plans.

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
Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	October 2, 2021		January 2, 2021
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,655.2	$2,002.0	$1,666.5	$2,024.4
Contract receivables – net	497.9	555.9	487.2	545.4
Long-term debt and notes payable and current maturities of long-term debt	1,200.1	1,350.7	1,450.6	1,678.2
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

Note 11: Pension Plans
Snap-on’s net periodic pension cost included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Service cost	$7.3	$6.7	$21.7	$20.2
Interest cost	10.6	12.2	31.7	36.6
Expected return on plan assets	(23.6)	(23.7)	(70.7)	(71.1)
Amortization of unrecognized loss	9.0	8.7	27.2	25.9
Net periodic pension cost	$3.3	$3.9	$9.9	$11.6
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Postretirement Health Care Plans
Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Interest cost	$0.3	$0.4	$0.9	$1.1
Expected return on plan assets	(0.1)	(0.2)	(0.5)	(0.5)
Net periodic postretirement health care cost	$0.2	$0.2	$0.4	$0.6

The components of net periodic postretirement health care cost are included in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 17 for additional information on other income (expense) - net.
Note 13: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan continue in accordance with their terms. As of October 2, 2021, the 2011 Plan had 3,640,311 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.
Net stock-based compensation expense was $9.5 million and $33.3 million for the respective three and nine month periods ended October 2, 2021, and $5.6 million and $12.5 million for the respective three and nine month periods ended September 26, 2020. Cash received from stock purchase and option plan exercises during the respective three and nine month periods ended October 2, 2021, totaled $3.6 million and $158.4 million. Cash received from stock purchase and option plan exercises during the respective three and nine month periods ended September 26, 2020 totaled $2.7 million and $16.5 million. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $2.2 million and $16.1 million for the respective three and nine month periods ended October 2, 2021, and $1.0 million and $3.3 million for the respective three and nine month periods ended September 26, 2020.

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
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the nine months ended October 2, 2021, and September 26, 2020, using the Black-Scholes valuation model:

	Nine Months Ended
	October 2, 2021	September 26, 2020
Expected term of option (in years)	5.33	5.53
Expected volatility factor	21.80%	21.67%
Expected dividend yield	2.59%	2.78%
Risk-free interest rate	0.67%	1.50%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of stock option activity as of and for the nine months ended October 2, 2021, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 2, 2021	3,120	$142.47
Granted	333	189.91
Exercised	(932)	140.13
Forfeited or expired	(27)	169.32
Outstanding at October 2, 2021	2,494	149.39	5.9	$149.7
Exercisable at October 2, 2021	1,735	140.32	4.6	119.9

*	Weighted-average
The weighted-average grant date fair value of options granted during the nine months ended October 2, 2021, and September 26, 2020, was $26.19 and $22.95, respectively. The intrinsic value of options exercised was $8.6 million and $67.5 million during the respective three and nine month periods ended October 2, 2021, and $4.0 million and $8.7 million for the respective three and nine month periods ended September 26, 2020. The fair value of stock options vested was $12.5 million and $14.6 million during the respective nine month periods ended October 2, 2021, and September 26, 2020.

As of October 2, 2021, there was $12.8 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.
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
The fair value of PSUs and RSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of awards granted during the nine months ended October 2, 2021, and September 26, 2020, was $184.69 and $155.34, respectively. There were no PSUs paid out during the nine months ended October 2, 2021. PSUs related to 21,184 shares were paid out during the nine months ended September 26, 2020. Earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
Changes to the company’s non-vested PSUs and RSUs during the nine months ended October 2, 2021, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at January 2, 2021	76	$155.61
Granted	175	184.69
Vested	—	—
Cancellations and other	(3)	181.51
Non-vested performance awards at October 2, 2021	248	175.79

*	Weighted-average

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of October 2, 2021, there was $25.2 million of unrecognized compensation cost related to non-vested PSUs and RSUs that are expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

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
The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the nine months ended October 2, 2021, and September 26, 2020, using the Black-Scholes valuation model:

	Nine Months Ended
	October 2, 2021	September 26, 2020
Expected term of stock-settled SARs (in years)	3.94	3.75
Expected volatility factor	22.50%	22.50%
Expected dividend yield	2.59%	2.78%
Risk-free interest rate	0.19%	1.42%
Changes to the company’s stock-settled SARs during the nine months ended October 2, 2021, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 2, 2021	502	$151.59
Granted	83	189.89
Exercised	(48)	144.68
Forfeited or expired	(139)	152.63
Outstanding at October 2, 2021	398	159.99	6.9	$19.7
Exercisable at October 2, 2021	228	151.04	5.6	13.3

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the nine months ended October 2, 2021, and September 26, 2020, was $24.05 and $21.31, respectively. The intrinsic value of stock-settled SARs exercised was $0.1 million and $3.1 million during the respective three and nine month periods ended October 2, 2021, and zero for both the three and nine months ended September 26, 2020. The fair value of stock-settled SARs vested was $2.1 million and $2.3 million during the respective nine month periods ended October 2, 2021, and September 26, 2020.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of October 2, 2021, there was $2.7 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.
The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the nine months ended October 2, 2021, and September 26, 2020, using the Black-Scholes valuation model:

	Nine Months Ended
	October 2, 2021	September 26, 2020
Expected term of cash-settled SARs (in years)	3.34	3.19
Expected volatility factor	22.49%	33.08%
Expected dividend yield	2.35%	3.04%
Risk-free interest rate	0.49%	0.15%
The intrinsic value of cash-settled SARs exercised was zero and $0.6 million during the respective three and nine month periods ended October 2, 2021, and zero and $0.2 million for the respective three and nine month periods ended September 26, 2020. The fair value of cash-settled SARs vested was $0.1 million and zero during the respective nine month periods ended October 2, 2021, and September 26, 2020.
Changes to the company’s non-vested cash-settled SARs during the nine months ended October 2, 2021, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at January 2, 2021	2	$36.99
Granted	1	34.54
Vested	(1)	49.85
Non-vested cash-settled SARs at October 2, 2021	2	43.11

*	Weighted-average

As of October 2, 2021, there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.
Restricted Stock Awards – Non-employee Directors: The company awarded 6,858 shares and 7,380 shares of restricted stock to non-employee directors for the respective nine month periods ended October 2, 2021, and September 26, 2020. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

Employee stock purchase plan: Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For the nine months ended October 2, 2021, and September 26, 2020, issuances under this plan totaled 82,286 shares and 25,425 shares, respectively. As of October 2, 2021, shares reserved for issuance under this plan totaled 597,275 shares and Snap-on held participant contributions of approximately $1.8 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was zero and $9.6 million for the respective three and nine month periods ended October 2, 2021, and $0.2 million and $0.1 million for the respective three and nine month periods ended September 26, 2020.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Franchisee stock purchase plan: All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For the nine months ended October 2, 2021, and September 26, 2020, issuances under this plan totaled 143,388 shares and 55,980 shares, respectively. As of October 2, 2021, shares reserved for issuance under this plan totaled 270,162 shares and Snap-on held participant contributions of approximately $4.2 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. The company recognized mark-to-market expense of zero and $16.7 million for the respective three and nine month periods ended October 2, 2021, and $0.5 million and $0.3 million for the respective three and nine month periods ended September 26, 2020.

Note 14: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Weighted-average common shares outstanding	53,815,091	54,325,711	54,016,988	54,421,129
Effect of dilutive securities	1,061,678	441,636	1,083,808	448,292
Weighted-average common shares outstanding, assuming dilution	54,876,769	54,767,347	55,100,796	54,869,421

The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of October 2, 2021, there were no awards outstanding that were anti-dilutive; as of September 26, 2020, there were 2,750,149 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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
Snap-on’s product warranty accrual activity for the three and nine months ended October 2, 2021, and September 26, 2020, is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Warranty reserve:
Beginning of period	$18.5	$17.2	$17.6	$17.3
Additions	3.1	4.6	11.0	10.6
Usage	(3.7)	(4.5)	(10.7)	(10.6)
End of period	$17.9	$17.3	$17.9	$17.3

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Leases

Lessee Accounting: Supplemental balance sheet information related to leases as of October 2, 2021, and January 2, 2021 is as follows:

(Amounts in millions)	October 2, 2021	January 2, 2021
Finance leases:
Property and equipment - gross	$22.8	$24.3
Accumulated depreciation and amortization	(17.4)	(17.5)
Property and equipment - net	$5.4	$6.8

Other accrued liabilities	$2.4	$2.7
Other long-term liabilities	5.2	7.4
Total finance lease liabilities	$7.6	$10.1

Operating leases:
Operating lease right-of-use assets	$52.9	$51.9

Other accrued liabilities	$19.6	$19.3
Operating lease liabilities	35.0	34.0
Total operating lease liabilities	$54.6	$53.3

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
See Note 4 for further information on finance and contract receivables.
Note 17: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Interest income	$0.4	$0.5	$1.2	$1.2
Net foreign exchange loss	(0.5)	(0.4)	(0.5)	(3.0)
Net periodic pension and postretirement benefits – non-service	3.8	2.6	11.4	8.0
Foreign currency translation loss from sale of equity interest	—	—	(1.0)	—
Other	—	0.1	0.3	0.1
Total other income (expense) – net	$3.7	$2.8	$11.4	$6.3

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18: Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended October 2, 2021:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of July 3, 2021	$(84.5)	$9.7	$(287.9)	$(362.7)
Other comprehensive loss before reclassifications	(38.6)	—	—	(38.6)
Amounts reclassified from Accumulated OCI	—	(0.4)	6.9	6.5
Net other comprehensive income (loss)	(38.6)	(0.4)	6.9	(32.1)
Balance as of October 2, 2021	$(123.1)	$9.3	$(281.0)	$(394.8)
The following is a summary of net changes in Accumulated OCI by component and net of tax for the nine months ended October 2, 2021:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of January 2, 2021	$(74.7)	$10.5	$(301.6)	$(365.8)
Other comprehensive loss before reclassifications	(47.4)	—	—	(47.4)
Amounts reclassified from Accumulated OCI	(1.0)	(1.2)	20.6	18.4
Net other comprehensive income (loss)	(48.4)	(1.2)	20.6	(29.0)
Balance as of October 2, 2021	$(123.1)	$9.3	$(281.0)	$(394.8)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended September 26, 2020:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of June 27, 2020	$(207.6)	$11.3	$(318.1)	$(514.4)
Other comprehensive income before reclassifications	42.6	—	—	42.6
Amounts reclassified from Accumulated OCI	—	(0.4)	6.6	6.2
Net other comprehensive income (loss)	42.6	(0.4)	6.6	48.8
Balance as of September 26, 2020	$(165.0)	$10.9	$(311.5)	$(465.6)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the nine months ended September 26, 2020:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 28, 2019	$(187.4)	$10.7	$(331.2)	$(507.9)
Other comprehensive income before reclassifications	22.4	1.4	—	23.8
Amounts reclassified from Accumulated OCI	—	(1.2)	19.7	18.5
Net other comprehensive income	22.4	0.2	19.7	42.3
Balance as of September 26, 2020	$(165.0)	$10.9	$(311.5)	$(465.6)

The reclassifications out of Accumulated OCI for the three and nine month periods ended October 2, 2021, and September 26, 2020, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	Statement of Earnings Presentation
(Amounts in millions)
Foreign currency loss from sale of equity interest:
Foreign currency	$—	$—	$1.0	$—	Other income (expense) - net
Income tax expense	—	—	—	—	Income tax expense
Net of tax	—	—	1.0	—

Gains on cash flow hedges:
Treasury locks	$0.4	$0.4	$1.2	$1.2	Interest expense
Income tax expense	—	—	—	—	Income tax expense
Net of tax	0.4	0.4	1.2	1.2

Amortization of net unrecognized losses	$(9.0)	$(8.7)	$(27.2)	$(25.9)	See footnote below*
Income tax benefit	2.1	2.1	6.6	6.2	Income tax expense
Net of tax	(6.9)	(6.6)	(20.6)	(19.7)
Total reclassifications for the period, net of tax	$(6.5)	$(6.2)	$(18.4)	$(18.5)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 11 and Note 12 for further information.

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
Financial Data by Segment:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales:
Commercial & Industrial Group	$351.4	$308.4	$1,047.6	$870.2
Snap-on Tools Group	471.4	449.8	1,433.8	1,149.0
Repair Systems & Information Group	364.4	317.5	1,110.6	877.1
Segment net sales	1,187.2	1,075.7	3,592.0	2,896.3
Intersegment eliminations	(149.5)	(134.1)	(448.3)	(378.2)
Total net sales	1,037.7	941.6	3,143.7	2,518.1
Financial Services revenue	87.3	85.8	262.8	256.3
Total revenues	$1,125.0	$1,027.4	$3,406.5	$2,774.4
Operating earnings:
Commercial & Industrial Group	$53.6	$43.1	$159.8	$97.5
Snap-on Tools Group	98.2	87.1	300.6	174.1
Repair Systems & Information Group	83.3	80.1	251.4	208.0
Financial Services	70.6	65.6	204.8	180.1
Segment operating earnings	305.7	275.9	916.6	659.7
Corporate	(33.8)	(24.6)	(92.5)	(63.9)
Operating earnings	271.9	251.3	824.1	595.8
Interest expense	(13.2)	(13.8)	(41.8)	(38.6)
Other income (expense) – net	3.7	2.8	11.4	6.3
Earnings before income taxes and equity earnings	$262.4	$240.3	$793.7	$563.5

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(Amounts in millions)	October 2, 2021	January 2, 2021
Assets:
Commercial & Industrial Group	$1,213.0	$1,210.4
Snap-on Tools Group	763.9	775.3
Repair Systems & Information Group	1,608.7	1,399.7
Financial Services	2,173.3	2,170.3
Total assets from reportable segments	5,758.9	5,555.7
Corporate	886.5	1,063.2
Elimination of intersegment receivables	(64.5)	(61.6)
Total assets	$6,580.9	$6,557.3

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward-Looking Statements:
Statements in this document that are not historical facts, including statements that: (i) are in the future tense; (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (iii) are specifically identified as forward-looking; or (iv) describe Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, the factors discussed in its Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (“2020 year end”), and those discussed in this document, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.
These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks include the evolving impact and unknown duration of the coronavirus (“COVID-19”) pandemic, which has the potential to amplify the impact of the other risks facing the company. These risks also include the impact of governmental actions related thereto on Snap-on’s business, as well as uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the effects of external negative factors, including adverse developments in world financial markets, developments related to tariffs and other trade issues or disputes, global supply chain disruptions, weakness in certain areas of the global economy (including as a result of the impact of matters related to the United Kingdom’s exit from the European Union and the COVID-19 pandemic), and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates, laws and regulations as well as uncertainty surrounding potential changes, and the impact of energy and raw material supply and pricing, including steel (as a result of U.S. tariffs imposed on certain steel imports or otherwise) and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs, continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation, regulations or government-related developments or issues, including governmental policy and regulatory changes to address climate change, risks associated with data security and technological systems and protections, potential reputational damages and costs related to litigation as well as an inability to assure that costs will be reduced or eliminated on appeal, the impact of changes in financial accounting standards, the ability to effectively manage human capital resources, and other world or local events outside Snap-on’s control, including terrorist disruptions and other outbreaks of infectious diseases and civil unrest. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.
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

Recent Acquisitions

On August 1, 2021, Snap-on acquired AutoCrib EMEA GmbH (“AutoCrib Germany”), for a cash purchase price of $4.4 million (or $4.2 million, net of cash acquired). AutoCrib Germany, based in Hamburg, Germany, distributes asset and tool control solutions for a variety of aerospace, automotive, military, natural resources and general industry operations. The acquisition of AutoCrib Germany, a former independent distributor, enhanced and expanded Snap-on’s capabilities in providing solutions for the company’s existing tool control offerings.

On July 1, 2021, Snap-on exchanged its 35% equity interest in Deville S.A., valued at $21.8 million, for 100% ownership of Secateurs Pradines (“Pradines”), a wholly owned subsidiary of Deville S.A. with a fair value of $20.7 million (or $16.2 million, net of cash acquired), and cash of $1.1 million, which reflects a $0.7 million working capital adjustment finalized in the third quarter of 2021. Pradines, located in Bauge-en-Anjou, France, designs and manufactures horticultural hand tools for professionals and individuals. Pradines has been the primary supplier of pruning products to Snap-on and the acquisition allows the company to improve and expand its pruning tool offering.
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
For segment reporting purposes, the results of operations and assets of Dealer-FX and Sigmavision have been included in the Repair Systems & Information Group since the respective acquisition dates, and the results of operations and assets of AutoCrib Germany, Pradines and AutoCrib have been included in the Commercial & Industrial Group since the respective acquisition dates.
Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to Snap-on’s results of operations or financial position.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Effect of COVID-19

During the third quarter of 2021, the effects on the company from the COVID-19 pandemic have lessened, particularly from the heavily-impacted second quarter of 2020. The company sustained the accommodation of its operations to the virus environment, continuing without significant disruption to serve its franchisees and other professional customers as they performed their essential work, while taking what it believes to be appropriate measures to ensure the health and safety of its people. Throughout the pandemic, Snap-on has generally maintained its work force, manufacturing capacity, brand position and product development. In the first nine months of 2021, COVID-19-related costs were not significant. As the global supply chain inefficiencies caused by the COVID-19 pandemic have developed, the company has taken steps to ensure access to raw materials and products. The evolving and unpredictable nature of the pandemic environment and the related global supply chain difficulties could further impact shipping charges, product costs and lead times, raising additional operating challenges.
Our markets and our operations have demonstrated and possess considerable resilience against the effects of the pandemic. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, including the supply chain, which are uncertain and cannot be predicted at this time. See Part I, Item 1A, Risk Factors in Snap-on’s 2020 Form 10-K for an additional discussion of risks related to COVID-19.

RESULTS OF OPERATIONS
Results of operations for the three months ended October 2, 2021, and September 26, 2020, are as follows:

	Three Months Ended
(Amounts in millions)	October 2, 2021		September 26, 2020		Change
Net sales	$1,037.7	100.0%	$941.6	100.0%	$96.1	10.2%
Cost of goods sold	(517.0)	(49.8)%	(472.1)	(50.1)%	(44.9)	(9.5)%
Gross profit	520.7	50.2%	469.5	49.9%	51.2	10.9%
Operating expenses	(319.4)	(30.8)%	(283.8)	(30.2)%	(35.6)	(12.5)%
Operating earnings before financial services	201.3	19.4%	185.7	19.7%	15.6	8.4%

Financial services revenue	87.3	100.0%	85.8	100.0%	1.5	1.7%
Financial services expenses	(16.7)	(19.1)%	(20.2)	(23.5)%	3.5	17.3%
Operating earnings from financial services	70.6	80.9%	65.6	76.5%	5.0	7.6%

Operating earnings	271.9	24.2%	251.3	24.5%	20.6	8.2%
Interest expense	(13.2)	(1.2)%	(13.8)	(1.3)%	0.6	4.3%
Other income (expense) – net	3.7	0.3%	2.8	0.2%	0.9	32.1%
Earnings before income taxes and equity earnings	262.4	23.3%	240.3	23.4%	22.1	9.2%
Income tax expense	(60.9)	(5.4)%	(55.1)	(5.4)%	(5.8)	(10.5)%
Earnings before equity earnings	201.5	17.9%	185.2	18.0%	16.3	8.8%
Equity earnings (loss), net of tax	—	—	(0.5)	—	0.5	100.0%
Net earnings	201.5	17.9%	184.7	18.0%	16.8	9.1%
Net earnings attributable to noncontrolling interests	(5.3)	(0.5)%	(5.0)	(0.5)%	(0.3)	(6.0)%
Net earnings attributable to Snap-on Inc.	$196.2	17.4%	$179.7	17.5%	$16.5	9.2%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Net sales of $1,037.7 million in the third quarter of 2021 increased $96.1 million, or 10.2% from 2020 levels, reflecting a $67.0 million, or 7.0%, organic gain, $19.5 million of acquisition-related sales and $9.6 million of favorable foreign currency translation.

Gross profit of $520.7 million in the third quarter of 2021 increased $51.2 million, or 10.9%, compared to $469.5 million last year. Gross margin (gross profit as a percentage of net sales) of 50.2% in the quarter improved 30 basis points (100 basis points (“bps”) equals 1.0 percent) from the third quarter of 2020 primarily due to higher sales volumes, 60 bps of favorable foreign currency effects, and benefits from the company’s “Rapid Continuous Improvement” or “RCI” initiatives, which offset higher material and other costs.
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

Operating expenses of $319.4 million in the third quarter of 2021 compared to $283.8 million last year. Operating expenses as a percentage of net sales of 30.8% increased 60 bps from last year primarily due to 60 bps of unfavorable acquisition effects. Benefits from the higher sales volumes were offset by increased brand-building, travel and other costs.
Operating earnings before financial services of $201.3 million in the third quarter of 2021 increased $15.6 million, or 8.4%, compared to $185.7 million in the third quarter of 2020. As a percentage of net sales, operating earnings before financial services of 19.4% compared to 19.7% last year.
Financial services revenue of $87.3 million in the third quarter of 2021 compared to $85.8 million last year. Financial services operating earnings of $70.6 million in the period compared to $65.6 million in 2020.
Operating earnings of $271.9 million in the third quarter of 2021 increased $20.6 million, or 8.2%, compared to $251.3 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 24.2% in the quarter compared to 24.5% last year.
Interest expense in the third quarter of 2021 decreased $0.6 million compared to last year. See Note 9 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net primarily includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 17 to the Condensed Consolidated Financial Statements for information on Other income (expense) – net.
The 2021 third quarter effective income tax rate on earnings attributable to Snap-on was 23.7%. The 2020 effective income tax rate was 23.4%. See Note 8 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on in the third quarter of 2021 were $196.2 million, or $3.57 per diluted share. Net earnings attributable to Snap-on in the third quarter of 2020 were $179.7 million, or $3.28 per diluted share.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Results of operations for the nine months ended October 2, 2021, and September 26, 2020, are as follows:

	Nine Months Ended
(Amounts in millions)	October 2, 2021		September 26, 2020		Change
Net sales	$3,143.7	100.0%	$2,518.1	100.0%	$625.6	24.8%
Cost of goods sold	(1,566.3)	(49.8)%	(1,285.8)	(51.1)%	(280.5)	(21.8)%
Gross profit	1,577.4	50.2%	1,232.3	48.9%	345.1	28.0%
Operating expenses	(958.1)	(30.5)%	(816.6)	(32.4)%	(141.5)	(17.3)%
Operating earnings before financial services	619.3	19.7%	415.7	16.5%	203.6	49.0%

Financial services revenue	262.8	100.0%	256.3	100.0%	6.5	2.5%
Financial services expenses	(58.0)	(22.1)%	(76.2)	(29.7)%	18.2	23.9%
Operating earnings from financial services	204.8	77.9%	180.1	70.3%	24.7	13.7%

Operating earnings	824.1	24.2%	595.8	21.5%	228.3	38.3%
Interest expense	(41.8)	(1.2)%	(38.6)	(1.4)%	(3.2)	(8.3)%
Other income (expense) – net	11.4	0.3%	6.3	0.2%	5.1	81.0%
Earnings before income taxes and equity earnings	793.7	23.3%	563.5	20.3%	230.2	40.9%
Income tax expense	(182.9)	(5.4)%	(130.9)	(4.7)%	(52.0)	(39.7)%
Earnings before equity earnings	610.8	17.9%	432.6	15.6%	178.2	41.2%
Equity earnings, net of tax	1.5	0.1%	—	—	1.5	NM
Net earnings	612.3	18.0%	432.6	15.6%	179.7	41.5%
Net earnings attributable to noncontrolling interests	(15.5)	(0.5)%	(14.5)	(0.5)%	(1.0)	(6.9)%
Net earnings attributable to Snap-on Inc.	$596.8	17.5%	$418.1	15.1%	$178.7	42.7%

NM: Not meaningful
Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $3,143.7 million in the first nine months of 2021 increased $625.6 million, or 24.8% from 2020 levels, reflecting a $525.8 million, or 20.5%, organic gain, $50.4 million of acquisition-related sales and $49.4 million of favorable foreign currency translation.

Gross profit of $1,577.4 million in the first nine months of 2021 increased $345.1 million, or 28.0%, compared to $1,232.3 million last year. Gross margin of 50.2% in the first nine months of 2021 improved 130 basis points from last year primarily due to higher sales volumes, 30 bps from lower costs related to $7.1 million of exit and disposal activities recorded last year and benefits from the company’s RCI initiatives.
Operating expenses of $958.1 million in the first nine months of 2021 compared to $816.6 million in 2020. Operating expenses as a percentage of net sales of 30.5% improved 190 bps from last year primarily due to higher sales volumes and 20 bps from lower costs related to $4.4 million of restructuring actions recorded in 2020. These items were partially offset by costs associated with higher stock-based expenses and by 60 bps of unfavorable acquisition effects.

Operating earnings before financial services of $619.3 million in the first nine months of 2021 increased $203.6 million, or 49.0%, compared to $415.7 million in 2020, which included $11.5 million of charges for restructuring actions. As a percentage of net sales, operating earnings before financial services of 19.7% improved 320 bps from 16.5% last year, which included 50 bps of costs from restructuring actions.

Financial services revenue of $262.8 million in the first nine months of 2021 compared to $256.3 million last year. Financial services operating earnings of $204.8 million in the period compared to $180.1 million in 2020.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating earnings of $824.1 million in the first nine months of 2021 increased $228.3 million, or 38.3%, compared to $595.8 million last year, which included $11.5 million of charges for restructuring actions. As a percentage of revenues, operating earnings of 24.2% compared to 21.5% last year, which included 40 bps of costs from restructuring actions.
Interest expense in the first nine months of 2021 increased $3.2 million compared to last year. See Note 9 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net primarily includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 17 to the Condensed Consolidated Financial Statements for information on Other income (expense) – net.
In the first nine months of 2021, Snap-on’s effective income tax rate on earnings attributable to Snap-on was 23.5%. The 2020 effective income tax rate was 23.8%, which included a 10 bps increase related to the restructuring actions. See Note 8 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on in the first nine months of 2021 were $596.8 million, or $10.83 per diluted share. Net earnings attributable to Snap-on in the first nine months of 2020 were $418.1 million, or $7.62 per diluted share, which included a $9.3 million, or $0.17 per diluted share, after-tax charge related to the restructuring actions.

Exit and Disposal Activities
Snap-on did not record any costs for exit and disposal activities in the three and nine month periods ended October 2, 2021, or in the three month period ended September 26, 2020. For the nine month period ended September 26, 2020, Snap-on recorded costs of $11.5 million for exit and disposal activities, all of which occurred in the six months ended June 27, 2020. See Note 7 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	October 2, 2021		September 26, 2020		Change
External net sales	$271.7	77.3%	$235.7	76.4%	$36.0	15.3%
Intersegment net sales	79.7	22.7%	72.7	23.6%	7.0	9.6%
Segment net sales	351.4	100.0%	308.4	100.0%	43.0	13.9%
Cost of goods sold	(217.3)	(61.8)%	(193.5)	(62.7)%	(23.8)	(12.3)%
Gross profit	134.1	38.2%	114.9	37.3%	19.2	16.7%
Operating expenses	(80.5)	(22.9)%	(71.8)	(23.3)%	(8.7)	(12.1)%
Segment operating earnings	$53.6	15.3%	$43.1	14.0%	$10.5	24.4%

Segment net sales of $351.4 million in the third quarter of 2021 increased $43.0 million, or 13.9% from 2020 levels, reflecting a $32.9 million, or 10.6%, organic sales increase, $7.5 million of acquisition-related sales and $2.6 million of favorable foreign currency translation. The organic gain reflects higher activity in all of the segment’s operations and includes high single-digit increases in sales to customers in critical industries.
Segment gross margin in the third quarter of 38.2% improved 90 bps from last year, primarily due to increased sales volumes and benefits from RCI initiatives, partially offset by higher material and other costs.

Segment operating expenses as a percentage of sales in the third quarter of 22.9% improved 40 bps as compared to 2020 primarily reflecting the higher sales, partially offset by increased travel and other costs.

As a result of these factors, segment operating earnings of $53.6 million in the third quarter of 2021, including $0.1 million of unfavorable foreign currency effects, increased $10.5 million, or 24.4%, compared to $43.1 million in 2020. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 15.3% in the third quarter of 2021 compared to 14.0% in 2020.

	Nine Months Ended
(Amounts in millions)	October 2, 2021		September 26, 2020		Change
External net sales	$817.5	78.0%	$667.2	76.7%	$150.3	22.5%
Intersegment net sales	230.1	22.0%	203.0	23.3%	27.1	13.3%
Segment net sales	1,047.6	100.0%	870.2	100.0%	177.4	20.4%
Cost of goods sold	(641.1)	(61.2)%	(554.6)	(63.7)%	(86.5)	(15.6)%
Gross profit	406.5	38.8%	315.6	36.3%	90.9	28.8%
Operating expenses	(246.7)	(23.5)%	(218.1)	(25.1)%	(28.6)	(13.1)%
Segment operating earnings	$159.8	15.3%	$97.5	11.2%	$62.3	63.9%

Segment net sales of $1,047.6 million in the first nine months of 2021 increased $177.4 million, or 20.4% from 2020 levels, reflecting a $133.5 million, or 15.0%, organic sales increase, $22.5 million of acquisition-related sales and $21.4 million of favorable foreign currency translation. The organic gain reflects higher activity in all of the segment’s operations and includes high single-digit increases in sales to customers in critical industries.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Segment gross margin in the first nine months of 38.8% improved 250 bps from last year, primarily due to benefits from higher sales volumes and 70 bps from lower costs related to $6.4 million of restructuring actions recorded in 2020, partially offset by 40 bps of unfavorable foreign currency effects.

Segment operating expenses as a percentage of sales in the first nine months of 23.5% improved 160 bps as compared to 2020 primarily reflecting the higher sales.

As a result of these factors, segment operating earnings of $159.8 million in the first nine months of 2021, including $2.6 million of unfavorable foreign currency effects, increased $62.3 million, or 63.9%, compared to $97.5 million in 2020, which included $6.4 million of restructuring charges. Operating margin for the Commercial & Industrial Group of 15.3% in the first nine months of 2021 compared to 11.2% in 2020.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	October 2, 2021		September 26, 2020		Change
Segment net sales	$471.4	100.0%	$449.8	100.0%	$21.6	4.8%
Cost of goods sold	(255.5)	(54.2)%	(245.3)	(54.5)%	(10.2)	(4.2)%
Gross profit	215.9	45.8%	204.5	45.5%	11.4	5.6%
Operating expenses	(117.7)	(25.0)%	(117.4)	(26.1)%	(0.3)	(0.3)%
Segment operating earnings	$98.2	20.8%	$87.1	19.4%	$11.1	12.7%

Segment net sales of $471.4 million in the third quarter of 2021 increased $21.6 million, or 4.8% from 2020 levels, reflecting a $16.7 million, or 3.7%, organic sales gain and $4.9 million of favorable foreign currency translation. The organic increase reflects a mid single-digit gain in the U.S. franchise business and a low single-digit increase in the segment’s international operations.
Segment gross margin in the third quarter of 45.8% improved 30 bps from last year primarily due to increased sales volumes and 130 bps of favorable foreign currency effects, which offset higher material and other costs.
Segment operating expenses as a percentage of net sales in the third quarter of 25.0% improved 110 bps from last year primarily reflecting the higher sales, partially offset by increased travel and other costs.
As a result of these factors, segment operating earnings of $98.2 million in the third quarter of 2021, including $7.5 million of favorable foreign currency effects, increased $11.1 million, or 12.7%, compared to $87.1 million in 2020. Operating margin for the Snap-on Tools Group of 20.8% in the third quarter of 2021 compared to 19.4% last year.

	Nine Months Ended
(Amounts in millions)	October 2, 2021		September 26, 2020		Change
Segment net sales	$1,433.8	100.0%	$1,149.0	100.0%	$284.8	24.8%
Cost of goods sold	(771.7)	(53.8)%	(649.3)	(56.5)%	(122.4)	(18.9)%
Gross profit	662.1	46.2%	499.7	43.5%	162.4	32.5%
Operating expenses	(361.5)	(25.2)%	(325.6)	(28.3)%	(35.9)	(11.0)%
Segment operating earnings	$300.6	21.0%	$174.1	15.2%	$126.5	72.7%

Segment net sales of $1,433.8 million in the first nine months of 2021 increased $284.8 million, or 24.8% from 2020 levels, reflecting a $266.5 million, or 22.8%, organic sales gain and $18.3 million of favorable foreign currency translation. The organic increase reflects double-digit gains in both the U.S. and international operations.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Segment gross margin in the first nine months of 46.2% improved 270 bps from last year primarily due to higher sales volumes, benefits from RCI initiatives, and 70 bps of favorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the first nine months of 25.2% improved 310 bps from last year primarily reflecting the higher sales, partially offset by higher stock-based expenses related to the company’s franchisee stock purchase plan.
As a result of these factors, segment operating earnings of $300.6 million in the first nine months of 2021, including $13.4 million of favorable foreign currency effects, increased $126.5 million, or 72.7%, compared to $174.1 million in 2020. Operating margin for the Snap-on Tools Group of 21.0% in the first nine months of 2021 compared to 15.2% last year.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	October 2, 2021		September 26, 2020		Change
External net sales	$294.6	80.8%	$256.1	80.7%	$38.5	15.0%
Intersegment net sales	69.8	19.2%	61.4	19.3%	8.4	13.7%
Segment net sales	364.4	100.0%	317.5	100.0%	46.9	14.8%
Cost of goods sold	(193.7)	(53.2)%	(167.4)	(52.7)%	(26.3)	(15.7)%
Gross profit	170.7	46.8%	150.1	47.3%	20.6	13.7%
Operating expenses	(87.4)	(23.9)%	(70.0)	(22.1)%	(17.4)	(24.9)%
Segment operating earnings	$83.3	22.9%	$80.1	25.2%	$3.2	4.0%

Segment net sales of $364.4 million in the third quarter of 2021 increased $46.9 million, or 14.8% from 2020 levels, reflecting a $31.7 million, or 9.9%, organic sales increase, $12.0 million of acquisition-related sales and $3.2 million of favorable foreign currency translation. The organic gain reflects double-digit increases in sales of undercar equipment and in sales of diagnostic and repair information products to independent repair shop owners and managers, while the activity focused on OEM dealerships was essentially flat.
Segment gross margin in the third quarter of 46.8% declined 50 bps from last year primarily due to the impact of higher sales in lower gross margin businesses, increased material and other costs, and 10 bps of unfavorable foreign currency effects. These declines were partially offset by savings from RCI initiatives and 60 bps of benefits from acquisitions.
Segment operating expenses as a percentage of net sales in the third quarter of 23.9%, increased 180 bps from 2020 primarily due to 170 bps of unfavorable acquisition effects in 2021.
As a result of these factors, segment operating earnings of $83.3 million in the third quarter of 2021, including $0.7 million of favorable foreign currency effects, increased $3.2 million, or 4.0%, from $80.1 million in 2020. Operating margin for the Repair Systems & Information Group of 22.9% in the third quarter of 2021 compared to 25.2% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

	Nine Months Ended
(Amounts in millions)	October 2, 2021		September 26, 2020		Change
External net sales	$892.4	80.4%	$701.9	80.0%	$190.5	27.1%
Intersegment net sales	218.2	19.6%	175.2	20.0%	43.0	24.5%
Segment net sales	1,110.6	100.0%	877.1	100.0%	233.5	26.6%
Cost of goods sold	(601.8)	(54.2)%	(460.1)	(52.5)%	(141.7)	(30.8)%
Gross profit	508.8	45.8%	417.0	47.5%	91.8	22.0%
Operating expenses	(257.4)	(23.2)%	(209.0)	(23.8)%	(48.4)	(23.2)%
Segment operating earnings	$251.4	22.6%	$208.0	23.7%	$43.4	20.9%

Segment net sales of $1,110.6 million in the first nine months of 2021 increased $233.5 million, or 26.6% from 2020 levels, reflecting a $191.6 million, or 21.5%, organic sales increase, $27.9 million of acquisition-related sales and $14.0 million of favorable foreign currency translation. The organic gain reflects an increase of over 30% in sales of undercar equipment, as well as mid-teen gains in both sales of diagnostic and repair information products to independent repair shop owners and managers and in the activity focused on OEM dealerships.
Segment gross margin in the first nine months of 45.8% declined 170 bps from last year primarily due to the impact of higher sales in lower gross margin businesses, increased material and other costs, and 40 bps of unfavorable foreign currency effects. These declines were partially offset by 50 bps of benefits from acquisitions.
Segment operating expenses as a percentage of net sales in the first nine months of 23.2%, improved 60 bps from 2020 primarily due to higher sales volumes and 40 bps from lower costs related to $3.8 million of restructuring actions recorded in 2020, partially offset by 150 bps of unfavorable acquisition effects.
As a result of these factors, segment operating earnings of $251.4 million in the first nine months of 2021, including $1.9 million of unfavorable foreign currency effects, increased $43.4 million, or 20.9%, from $208.0 million in 2020, which included $4.5 million of restructuring charges. Operating margin for the Repair Systems & Information Group of 22.6% in the first nine months of 2021 compared to 23.7% last year.

Financial Services

	Three Months Ended
(Amounts in millions)	October 2, 2021		September 26, 2020		Change
Financial services revenue	$87.3	100.0%	$85.8	100.0%	$1.5	1.7%
Financial services expenses	(16.7)	(19.1)%	(20.2)	(23.5)%	3.5	17.3%
Segment operating earnings	$70.6	80.9%	$65.6	76.5%	$5.0	7.6%

Financial services revenue in the third quarter of 2021 increased $1.5 million, or 1.7%, from 2020, primarily due to growth in the company’s financial services portfolio. In the third quarters of both 2021 and 2020, the average yield on finance receivables was 17.8%. In the third quarters of 2021 and 2020, the respective average yields on contract receivables were 8.5% and 8.4%. Originations of $269.3 million in the third quarter of 2021 increased $16.5 million, or 6.5%, from 2020 levels.
Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provision for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses in the third quarter of 2021 decreased primarily due to lower provision for credit losses compared to the third quarter of 2020. As a percentage of the average financial services portfolio, financial services expenses were 0.8% in the third quarter of 2021 and 0.9% in the 2020 period.
Financial services operating earnings in the third quarter of 2021, including $0.4 million of favorable foreign currency effects, increased $5.0 million, or 7.6%, from 2020 levels.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

	Nine Months Ended
(Amounts in millions)	October 2, 2021		September 26, 2020		Change
Financial services revenue	$262.8	100.0%	$256.3	100.0%	$6.5	2.5%
Financial services expenses	(58.0)	(22.1)%	(76.2)	(29.7)%	18.2	23.9%
Segment operating earnings	$204.8	77.9%	$180.1	70.3%	$24.7	13.7%

Financial services revenue in the first nine months of 2021 increased $6.5 million, or 2.5%, from 2020, primarily due to $7.4 million from growth in the company’s financial services portfolio, partially offset by a $0.9 million decrease from lower average portfolio yields. In the first nine months of 2021 and 2020, the respective average yields on finance receivables were 17.6% and 17.7%. In the first nine months of both 2021 and 2020, the average yield on contract receivables was 8.5%. Originations of $816.9 million in the first nine months of 2021 increased $52.7 million, or 6.9%, from 2020 levels.
Financial services expenses in the first nine months of 2021 decreased primarily due to lower provision for credit losses compared to 2020, which included a $2.6 million charge related to higher credit reserves resulting from the economic uncertainty associated with the COVID-19 pandemic. As a percentage of the average financial services portfolio, financial services expenses were 2.6% in the first nine months of 2021 and 3.5% in the 2020 period.
Financial services operating earnings in the first nine months of 2021, including $2.1 million of favorable foreign currency effects, increased $24.7 million, or 13.7%, from 2020 levels.

Corporate
Snap-on’s third quarter 2021 general corporate expenses of $33.8 million compared to $24.6 million last year. The year-over-year increase in general corporate expenses primarily reflects higher performance-based compensation and brand-building costs.
Snap-on’s general corporate expenses in the first nine months of 2021 of $92.5 million compared to $63.9 million last year. The year-over-year increase primarily reflects higher stock-based and performance-based compensation, including costs associated with the company’s employee stock purchase plan, and increased brand-building expenses.

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

The supplemental Operations data reflects the results of operations and financial position of Snap-on’s tools, diagnostic and equipment products, software and other non-financial services operations with Financial Services presented on the equity method. The supplemental Financial Services data reflects the results of operations and financial position of Snap-on’s U.S. and international financial services operations. The financing needs of Financial Services are met through intersegment borrowings and cash generated from Operations; Financial Services is charged interest expense on intersegment borrowings at market rates. Income taxes are charged to Financial Services on the basis of the specific tax attributes generated by the U.S. and international financial services businesses. Transactions between the Operations and Financial Services businesses are eliminated to arrive at the Condensed Consolidated Financial Statements.
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended October 2, 2021, and September 26, 2020, are as follows:

	Operations*		Financial Services
(Amounts in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$1,037.7	$941.6	$—	$—
Cost of goods sold	(517.0)	(472.1)	—	—
Gross profit	520.7	469.5	—	—
Operating expenses	(319.4)	(283.8)	—	—
Operating earnings before financial services	201.3	185.7	—	—

Financial services revenue	—	—	87.3	85.8
Financial services expenses	—	—	(16.7)	(20.2)
Operating earnings from financial services	—	—	70.6	65.6

Operating earnings	201.3	185.7	70.6	65.6
Interest expense	(13.2)	(13.8)	—	—
Intersegment interest income (expense) – net	13.6	16.5	(13.6)	(16.5)
Other income (expense) – net	3.7	2.8	—	—
Earnings before income taxes and equity earnings	205.4	191.2	57.0	49.1
Income tax expense	(47.1)	(42.4)	(13.8)	(12.7)
Earnings before equity earnings	158.3	148.8	43.2	36.4
Financial services – net earnings attributable to Snap-on	43.2	36.4	—	—
Equity earnings (loss), net of tax	—	(0.5)	—	—
Net earnings	201.5	184.7	43.2	36.4
Net earnings attributable to noncontrolling interests	(5.3)	(5.0)	—	—
Net earnings attributable to Snap-on	$196.2	$179.7	$43.2	$36.4
* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the nine months ended October 2, 2021, and September 26, 2020, is as follows:

	Operations*		Financial Services
(Amounts in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$3,143.7	$2,518.1	$—	$—
Cost of goods sold	(1,566.3)	(1,285.8)	—	—
Gross profit	1,577.4	1,232.3	—	—
Operating expenses	(958.1)	(816.6)	—	—
Operating earnings before financial services	619.3	415.7	—	—

Financial services revenue	—	—	262.8	256.3
Financial services expenses	—	—	(58.0)	(76.2)
Operating earnings from financial services	—	—	204.8	180.1

Operating earnings	619.3	415.7	204.8	180.1
Interest expense	(41.7)	(38.5)	(0.1)	(0.1)
Intersegment interest income (expense) – net	42.8	51.1	(42.8)	(51.1)
Other income (expense) – net	11.3	6.3	0.1	—
Earnings before income taxes and equity earnings	631.7	434.6	162.0	128.9
Income tax expense	(142.8)	(97.5)	(40.1)	(33.4)
Earnings before equity earnings	488.9	337.1	121.9	95.5
Financial services – net earnings attributable to Snap-on	121.9	95.5	—	—
Equity earnings, net of tax	1.5	—	—	—
Net earnings	612.3	432.6	121.9	95.5
Net earnings attributable to noncontrolling interests	(15.5)	(14.5)	—	—
Net earnings attributable to Snap-on	$596.8	$418.1	$121.9	$95.5

* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of October 2, 2021, and January 2, 2021, is as follows:

	Operations*		Financial Services
(Amounts in millions)	October 2, 2021	January 2, 2021	October 2, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$735.2	$923.2	$0.3	$0.2
Intersegment receivables	16.9	14.6	—	0.2
Trade and other accounts receivable – net	652.5	639.7	0.7	1.0
Finance receivables – net	—	—	544.8	530.2
Contract receivables – net	6.7	7.0	111.1	105.5
Inventories – net	789.6	746.5	—	—
Prepaid expenses and other assets	134.0	131.1	8.8	7.8
Total current assets	2,334.9	2,462.1	665.7	644.9

Property and equipment – net	519.1	524.4	1.8	1.8
Operating lease right-of-use assets	50.9	49.7	2.0	2.2
Investment in Financial Services	350.8	349.8	—	—
Deferred income tax assets	25.7	27.6	23.4	22.7
Intersegment long-term notes receivable	571.3	316.9	—	—
Long-term finance receivables – net	—	—	1,110.4	1,136.3
Long-term contract receivables – net	10.3	12.4	369.8	362.3
Goodwill	1,171.0	982.4	—	—
Other intangibles – net	249.6	260.8	—	—
Other assets	84.6	103.9	0.2	0.1
Total assets	$5,368.2	$5,090.0	$2,173.3	$2,170.3
* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	October 2, 2021	January 2, 2021	October 2, 2021	January 2, 2021
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$17.4	$18.5	$—	$250.0
Accounts payable	265.9	222.3	1.0	0.6
Intersegment payables	—	—	16.9	14.8
Accrued benefits	57.7	59.7	0.1	—
Accrued compensation	98.0	87.2	3.4	2.7
Franchisee deposits	89.3	78.4	—	—
Other accrued liabilities	425.1	418.8	31.2	35.9
Total current liabilities	953.4	884.9	52.6	304.0

Long-term debt and intersegment long-term debt	—	—	1,754.0	1,499.0
Deferred income tax liabilities	80.2	70.4	—	—
Retiree health care benefits	32.3	34.5	—	—
Pension liabilities	103.2	127.1	—	—
Operating lease liabilities	33.2	31.6	1.8	2.4
Other long-term liabilities	96.6	94.9	14.1	15.1
Total liabilities	1,298.9	1,243.4	1,822.5	1,820.5
Total shareholders’ equity attributable to Snap-on	4,047.3	3,824.9	350.8	349.8
Noncontrolling interests	22.0	21.7	—	—
Total equity	4,069.3	3,846.6	350.8	349.8
Total liabilities and equity	$5,368.2	$5,090.0	$2,173.3	$2,170.3
* Snap-on with Financial Services presented on the equity method.

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
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of October 15, 2021, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, in light of the on-going macroeconomic uncertainty caused by the COVID-19 pandemic, Snap-on cannot provide any assurance that financing will be available in the future on acceptable terms, or that its debt ratings will not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
As of October 2, 2021, working capital (current assets less current liabilities) of $1,994.6 million increased $76.5 million from $1,918.1 million as of January 2, 2021 (fiscal 2020 year-end) primarily as a result of the net changes discussed below.
The following represents the company’s working capital position as of October 2, 2021, and January 2, 2021:

(Amounts in millions)	October 2, 2021	January 2, 2021
Cash and cash equivalents	$735.5	$923.4
Trade and other accounts receivable – net	653.2	640.7
Finance receivables – net	544.8	530.2
Contract receivables – net	117.8	112.5
Inventories – net	789.6	746.5
Prepaid expenses and other assets	133.4	129.7
Total current assets	2,974.3	3,083.0

Notes payable and current maturities of long-term debt	(17.4)	(268.5)
Accounts payable	(266.9)	(222.9)
Other current liabilities	(695.4)	(673.5)
Total current liabilities	(979.7)	(1,164.9)
Working capital	$1,994.6	$1,918.1

Cash and cash equivalents of $735.5 million as of October 2, 2021, decreased $187.9 million from 2020 year-end levels primarily due to: (i) the funding of $662.6 million of new finance receivables; (ii) the repurchase of 1,588,900 shares of the company’s common stock for $355.8 million; (iii) the September 2021 repayment of $250 million of long-term notes at maturity (“the 2021 Notes”); (iv) the funding of $199.7 million for acquisitions; (v) dividend payments to shareholders of $199.7 million; and (vi) the funding of $53.8 million of capital expenditures. These decreases in cash and cash equivalents were partially offset by: (i) $743.9 million of cash generated from operations; (ii) $648.4 million of cash from collections of finance receivables; (iii) $158.4 million of cash proceeds from stock purchase and option plan exercises; and (iv) $3.0 million of net proceeds from other short-term borrowings.

Of the $735.5 million of cash and cash equivalents as of October 2, 2021, $273.4 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act (“Tax Act”) generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it can be accomplished in a tax efficient manner.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Trade and other accounts receivable – net of $653.2 million as of October 2, 2021, increased $12.5 million from 2020 year-end levels, primarily due to higher sales and $9.5 million from acquisitions, partially offset by $8.5 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 56 days at October 2, 2021, and 64 days at January 2, 2021.
The current portions of net finance and contract receivables of $662.6 million as of October 2, 2021, compared to $642.7 million at 2020 year end. The long-term portions of net finance and contract receivables of $1,490.5 million as of October 2, 2021, compared to $1,511.0 million at 2020 year end. The combined $0.6 million decrease in net current and long-term finance and contract receivables over 2020 year-end levels primarily reflects increases from originations, more than offset by collections and $2.2 million of foreign currency translation.
Inventories – net of $789.6 million as of October 2, 2021, increased $43.1 million from 2020 year-end levels primarily to support higher customer demand, new product innovation and $2.9 million from acquisitions, partially offset by $11.3 million of foreign currency translation. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 2.7 turns and 2.4 turns as of October 2, 2021, and January 2, 2021, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 59% and 57% of total inventories as of October 2, 2021 and January 2, 2021, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $85.9 million and $84.0 million as of October 2, 2021, and January 2, 2021, respectively.
As of October 2, 2021, notes payable and current maturities of long-term debt consisted of $17.4 million of other notes. Notes payable and current maturities of long-term debt of $268.5 million as of 2020 year end, consisted of $250.0 million of the 2021 Notes that were repaid in September 2021 upon maturity, $14.9 million of other notes and $3.6 million from the net effects of debt amortization costs and fair value adjustments of interest rate swaps.
Accounts payable of $266.9 million as of October 2, 2021, increased $44.0 million from 2020 year-end levels primarily due to the timing of payments and $3.4 million from acquisitions, partially offset by $2.2 million of foreign currency translation.
Other accrued liabilities of $446.9 million as of October 2, 2021, increased $1.4 million from 2020 year-end levels primarily due to $6.4 million of higher deferred revenue and $3.4 million from acquisitions, partially offset by $5.1 million of foreign currency translation.
Long-term debt of $1,182.7 million as of October 2, 2021, consisted of: (i) $300 million of unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”); (ii) $400 million of unsecured 4.10% notes that mature on March 1, 2048 (the “2048 Notes”); and (iii) $500 million of 3.10% notes that mature on May 1, 2050 (“the 2050 Notes”), partially offset by $17.3 million from the net effects of debt amortization costs.

Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of October 2, 2021. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of October 2, 2021, the company’s actual ratios of 0.10 and 0.41 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. As of October 2, 2021, there were no commercial paper issuances outstanding.

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
Operating Activities
Net cash provided by operating activities was $743.9 million and $691.0 million in the first nine months of 2021 and 2020, respectively. The $52.9 million year-over-year increase in net cash provided by operating activities primarily reflects a $179.7 million increase in net earnings, offset by a $141.2 million decrease from net changes in operating assets and liabilities.

Investing Activities
Net cash used by investing activities of $266.6 million in the first nine months of 2021 included additions to finance receivables of $662.6 million, offset by collections of $648.4 million. Net cash used by investing activities of $114.2 million in the first nine months of 2020 included additions to finance receivables of $611.5 million, partially offset by collections of $542.7 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with payment terms of approximately four years.
Net cash used by investing activities in the respective first nine month periods of 2021 and 2020 also included a net $199.7 million and $6.1 million for acquisitions. See Note 3 to the Condensed Consolidated Financial Statements for information about acquisitions.
Capital expenditures were $53.8 million and $39.1 million in the first nine months of 2021 and 2020, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and RCI.
Financing Activities
Net cash used by financing activities of $664.7 million in the first nine months of 2021 included the $250 million repayment of the 2021 Notes at maturity and net proceeds from notes payable and other short-term borrowings of $3.0 million. Net cash provided by financing activities of $27.3 million in the first nine months of 2020 included Snap-on’s sale, on April 30, 2020, of $500 million of the 2050 Notes at a discount, from which Snap-on received $489.9 million of net proceeds, reflecting $4.4 million of transaction costs, partially offset by repayments of notes payable and other short-term borrowings of $187.7 million.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Proceeds from stock purchase and option plan exercises totaled $158.4 million and $16.5 million in the first nine months of 2021 and 2020, respectively. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, as well as stock options, and for other corporate purposes. In the first nine months of 2021, Snap-on repurchased 1,588,900 shares of its common stock for $355.8 million under its previously announced share repurchase programs. In the first nine months of 2020, Snap-on repurchased 649,000 shares of its common stock for $95.6 million under its previously announced share repurchase programs. As of October 2, 2021, Snap-on had remaining availability to repurchase up to an additional $197.1 million in common stock pursuant to its Board’s authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $199.7 million and $176.5 million in the first nine months of 2021 and 2020, respectively. On November 6, 2020, the Board increased the quarterly cash dividend by 13.9% to $1.23 per share ($4.92 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends.

Off-Balance Sheet Arrangements
The company had no off-balance sheet arrangements as of October 2, 2021.
Critical Accounting Policies and Estimates
Snap-on’s discussion of its critical accounting policies and estimates, contained in its Annual Report on Form 10-K for the fiscal year ended January 2, 2021, have not materially changed since the report was filed.
Outlook
COVID-19, its subsequent variants, as well as related supply chain inefficiencies, continue to impact economic activity worldwide in 2021. Snap-on is accommodating to the virus-related turbulence and is pursuing opportunities in this mixed environment. The company believes that our markets and our operations have demonstrated and possess considerable resilience against the impact of the virus and that there will be ongoing advancement in the midst of the pandemic. The trajectory of progress, however, may be uncertain due to the evolving nature and duration of the current situation and in 2021, quarterly year-over-year comparisons to 2020 performance may be less meaningful than comparisons to pre-pandemic periods.
Snap-on expects to make continued progress along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, the company now anticipates that capital expenditures in 2021 will approximate $90 million, of which $53.8 million was incurred in the first nine months of the year. Snap-on continues to respond to the global macroeconomic challenges through its RCI, sourcing and other cost reduction initiatives.
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
The estimated maximum potential net one-day loss in fair value, calculated using the VAR model, as of October 2, 2021, was $19.6 million, consisting of an $19.9 million loss on interest rate-sensitive financial instruments and a $0.3 million gain on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.
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
Economic Risk
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets. For example, the company is monitoring the impact of and developments related to COVID-19, which has created global economic uncertainty. While inflation has become more prevalent in the world economy, Snap-on has taken steps to control and offset associated cost increases through its supply chain management, pricing actions, and deployment of Rapid Continuous Improvement (“RCI”). In addition, the company is monitoring developments related to the United Kingdom’s exit from the European Union, and the effects this may have on the world economy and the company.
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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 2, 2021. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of October 2, 2021, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
There has not been any change in the company’s internal control over financial reporting during the quarter ended October 2, 2021, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the third quarter of fiscal 2021, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans and equity plans, and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions, and pursuant to the Board’s authorizations that the company has publicly announced.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
07/04/2021 to 07/31/2021	60,000	$220.19	60,000	$238.6 million
08/01/2021 to 08/28/2021	125,000	$224.72	125,000	$220.3 million
08/29/2021 to 10/02/2021	115,000	$218.72	115,000	$197.1 million
Total/Average	300,000	$221.51	300,000	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of October 2, 2021, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $197.1 million.

•In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $217.98, $227.24 and $209.42 per share of common stock as of the end of the respective fiscal 2021 months ended July 31, 2021, August 28, 2021, and October 2, 2021.

•On February 14, 2019, the Board authorized the repurchase of an aggregate of up to $500 million of the company’s common stock (the “2019 Authorization”). The 2019 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the third quarter of 2021 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Purchases of Snap-on Stock
Period	Shares purchased	Average price per share
07/04/2021 to 07/31/2021	—	—
08/01/2021 to 08/28/2021	10,300	$222.64
08/29/2021 to 10/02/2021	—	—
Total/Average	10,300	$222.64

Item 6: Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page Inline XBRL data (contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED
Date: October 21, 2021	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer