Form 10-K
period 2022-01-01
Snap-on Inc
filed 2022-02-11
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022, or

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
Large accelerated filer  ☒    Accelerated filer  ☐   Non-accelerated filer  ☐
Smaller reporting company  ☐     Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates (excludes 797,583 shares held by directors and executive officers) computed by reference to the price ($223.91) at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 3, 2021) was $11.9 billion.

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 4, 2022, was 53,438,639 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on or about March 11, 2022, prepared for the Annual Meeting of Shareholders scheduled for April 28, 2022.

2	SNAP-ON INCORPORATED

PART I
Safe Harbor

Statements in this document that are not historical facts, including statements that (i) are in the future tense, (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management, (iii) are specifically identified as forward-looking, or (iv) describe Snap‑on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in this Annual Report on Form 10-K, particularly those in “Item 1A: Risk Factors,” could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

Risks and uncertainties include, without limitation:

•The evolving impact and unknown duration of the ongoing coronavirus (“COVID-19”) pandemic, as well as the effects of governmental actions related thereto on Snap-on’s business, which has the potential to amplify the impact of the other risks facing the company;
•Uncertainties related to estimates, assumptions and projections generally;
•The timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to (i) realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, (ii) improve workforce productivity, (iii) achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and (iv) enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues;
•Snap-on’s capability to successfully implement future strategies with respect to its existing businesses;
•Snap-on’s ability to refine its brand and franchise strategies, retain and attract franchisees, and further enhance service and value to franchisees in order to help improve the sales and profitability of franchisees;
•The company’s ability to introduce successful new products;
•Risks related to pursuing, completing and integrating acquisitions;
•Snap-on’s ability to withstand disruption arising from natural disasters, including climate-related events or other unusual occurrences, impacting our operations;
•The impact of labor interruptions or challenges;
•Snap-on’s ability to successfully manage planned facility closures or to withstand disruptions from unexpected closures;
•The effects of external economic factors, including adverse developments in world financial markets, disruptions related to tariffs and other trade issues, and global supply chain interruptions;
•Weakness in certain geographic areas, including as a result of armed conflicts, localized recessions, and the impact of matters related to the United Kingdom’s exit from the European Union;
•Significant changes in the current competitive environment;
•Inflation, interest rate changes and other monetary and market fluctuations;
•Changes in tax rates, laws and regulations as well as uncertainty surrounding potential changes;
•Price and supply fluctuations related to raw materials, components and certain purchased finished goods, such as steel, plastics, and electronics;
•Snap-on’s ability to successfully manage changes in prices and the availability of energy sources, including gasoline;
•The amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs, and continuing and potentially increasing required contributions to pension and postretirement plans;

2021 ANNUAL REPORT	3

•The effects of new requirements, legislation, regulations or government-related developments or issues, as well as third party actions, including those addressing climate change;
•Risks associated with data security and technological systems and protections, including the effects of new legislation, regulations or government-related developments;
•Potential reputational damages and costs related to litigation;
•The ability to effectively manage human capital resources; and
•Other world or local events outside Snap-on’s control, including terrorist disruptions, other outbreaks of infectious diseases and civil unrest.

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

Fiscal Year

Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2021” or “2021” refer to the fiscal year ended January 1, 2022; references to “fiscal 2020” or “2020” refer to the fiscal year ended January 2, 2021; and references to “fiscal 2019” or “2019” refer to the fiscal year ended December 28, 2019. References in this document to 2021, 2020 and 2019 year end refer to January 1, 2022, January 2, 2021, and December 28, 2019, respectively. Snap-on’s 2021 and 2019 fiscal years each contained 52 weeks of operating results. Snap-on’s 2020 fiscal year contained 53 weeks of operating results with the extra week occurring in the fourth quarter.

Item 1: Business
Snap-on is a leading global innovator, manufacturer and marketer of tools, equipment, diagnostics, repair information and systems solutions for professional users performing critical tasks. Products and services include hand and power tools, tool storage, diagnostic software, handheld and computer-based diagnostic products, information and management systems, shop equipment and other solutions for vehicle dealerships and repair centers, as well as for customers in industries, such as aviation and aerospace, agriculture, construction, government and military, mining, natural resources, power generation and technical education. Snap-on also derives income from various financing programs designed to facilitate the sales of its products and support its franchise business.
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

4	SNAP-ON INCORPORATED

Snap-on’s primary customer segments include: (i) commercial and industrial customers, including professionals in critical industries and emerging markets; (ii) professional vehicle repair technicians who purchase products through the company’s mobile tool distribution network; and (iii) other professional customers related to vehicle repair, including owners and managers of independent and original equipment manufacturer (“OEM”) dealership service and repair shops (“OEM dealerships”). Snap-on’s Financial Services customer segment includes: (i) franchisees’ customers, principally serving vehicle repair technicians, and Snap-on customers who require financing for the purchase or lease of tools, diagnostics, and equipment products on an extended-term payment plan; and (ii) franchisees who require financing options for vehicle and business needs.

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

Recent Acquisitions

Snap-on has continued to broaden its business through a series of coherent acquisitions, which have expanded and enhanced Snap-on’s capabilities in a variety of critical industries and in its business operations serving primarily owners and managers of independent repair shops and OEM dealerships. For information regarding recent acquisitions, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements.

Information Available on the Company’s Website

Additional information about Snap-on, including its products and its sustainability commitment, is available on the company’s website at www.snapon.com. Snap-on is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Snap-on’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements on Schedule 14A and Current Reports on Form 8-K, as well as any amendments to those reports, are made available to the public at no charge through the “Investors” section of the company’s website at www.snapon.com. Snap‑on makes such material available on its website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). Copies of any materials the company files with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov. In addition, Snap-on’s (i) charters for the Audit, Corporate Governance and Nominating, and Organization and Executive Compensation Committees of the company’s Board of Directors; (ii) Corporate Governance Guidelines; and (iii) Code of Business Conduct and Ethics are available on the company’s website. Snap-on will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Business Conduct and Ethics, on the company’s website at www.snapon.com.

2021 ANNUAL REPORT	5

Products and Services

Tools; Diagnostics, Information and Management Systems; and Equipment

Snap-on offers a broad line of products and complementary services that are grouped into three product categories: (i) tools; (ii) diagnostics, information and management systems; and (iii) equipment. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales of these product categories for the last three years:

	Net Sales
(Amounts in millions)	2021	2020	2019
Product Category:
Tools	$2,343.0	$1,984.7	$2,017.5
Diagnostics, information and management systems	892.5	783.8	827.5
Equipment	1,016.5	824.0	885.0
	$4,252.0	$3,592.5	$3,730.0

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

The diagnostics, information and management systems product category includes handheld and computer-based diagnostic products, service and repair information products, diagnostic software solutions, electronic parts catalogs, business management systems and services, point-of-sale systems, integrated systems for vehicle service shops, OEM purchasing facilitation services, and warranty management systems and analytics to help OEM dealerships manage and track performance.

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

Products are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

Names	Products and Services

Snap-on	Hand tools, power tools, tool storage products (including tool control software and hardware), diagnostics, certain equipment and related accessories, mobile tool stores, websites, electronic parts catalogs, warranty analytics solutions, business management systems and services, OEM specialty tools and equipment development and distribution, and OEM facilitation services

ATI	Aircraft hand tools and machine tools

AutoCrib	Asset and tool control systems

autoVHC	Vehicle inspection and training services

BAHCO	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage, including tool control systems

Blackhawk	Collision repair equipment

Blue-Point	Hand tools, power tools, tool storage, diagnostics, certain equipment and related accessories

Cartec	Safety testing, brake testers, test lane equipment, dynamometers, suspension testers, emission testers and other equipment

Car-O-Liner	Collision repair equipment, and information and truck alignment systems

CDI	Torque tools

Challenger	Vehicle lifts

Cognitran	OEM SaaS products

Dealer-FX	Service operation solutions and OEM SaaS systems

Ecotechnics	Vehicle air conditioning service equipment

Fastorq	Hydraulic torque and tensioning products

Fish and Hook	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage

Hofmann	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Irimo	Saw blades, cutting tools, hand tools, power tools and tool storage

John Bean	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Josam	Heavy duty alignment and collision repair solutions

Lindström	Hand tools

Mitchell1	Repair and service information, shop management systems and business services

Nexiq	Diagnostic tools, information and program distributions for fleet and heavy duty equipment

Norbar	Torque tools

Power Hawk	Rescue tools and related equipment for military, government, fire and rescue

Pro-Cut	Brake service equipment and accessories

Sandflex	Hacksaw blades, bandsaws, saw blades, hole saws and reciprocating saw blades

ShopKey	Repair and service information, shop management systems and business services

Sioux	Power tools

Sturtevant Richmont	Torque tools

Sun	Diagnostic tools, wheel balancers, vehicle lifts, tire changers, wheel aligners, air conditioning products and emission testers

TreadReader	Automotive tire drive-over ramps and handheld devices

TruckCam	Commercial vehicle OEM factory solutions

Williams	Hand tools, tool storage, certain equipment and related accessories

2021 ANNUAL REPORT	7

Financial Services
Snap-on also generates revenue from various financing programs that include: (i) installment sales and lease contracts arising from franchisees’ customers and Snap-on customers who require financing for the purchase or lease of tools, diagnostics, and equipment products on an extended-term payment plan; and (ii) business and vehicle loans and leases to franchisees. The decision to finance through Snap-on or another financing source is solely by election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay, including the customers’ financial condition, debt-servicing ability, past payment experience, and credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral.
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
Vehicle Service and Repair Sector
The vehicle service and repair sector has three main customer groups: (i) professional technicians who purchase tools, diagnostics, and equipment products for use in their work; (ii) other professional customers related to vehicle repair, including owners and managers of independent repair shops and OEM dealerships who purchase tools, diagnostics, and equipment products for use by multiple technicians within a service or repair facility; and (iii) OEMs.
Snap-on provides innovative tool, equipment and business solutions, as well as technical sales support and training, designed to meet technicians’ evolving needs. Snap-on’s mobile tool distribution system offers technicians the convenience of purchasing quality tools at their place of business with minimal disruption of their work routine. Snap-on also provides owners and managers of repair shops, where technicians work, with tools, diagnostics, equipment, and repair and service information, including electronic parts catalogs and shop management products. Snap-on’s OEM facilitation business provides OEMs with products and services including special and essential tools as well as consulting and facilitation services, which include product procurement, distribution and administrative support to customers for their dealership equipment programs.
The market for vehicle service and repair is driven by an increasing rate of technological change, car and truck population growth and increasing unit life, and the resulting effects of these changes on the businesses of both our suppliers and customers. In recent years, there has been an increase in the development and sales of electric and hybrid vehicles and this trend is expected to continue. Snap-on has historically benefited from the increasing complexity of car and truck fleets and the changing tools, technologies and data needed to monitor, calibrate, service and repair evolving vehicle platforms. While new technologies, including those associated with alternative energy drivetrains and greater vehicle autonomy, may alter the nature of certain service and repair for particular vehicle types, we believe many of these new technologies provide opportunities to fulfill requirements for enhanced solutions or increased precision. Snap-on believes it is well-positioned to innovate new products to address these changing needs and to extend its leadership position in the expanding vehicle service and repair market sector.
Industrial Sector
Snap-on markets its products and services globally to a broad cross-section of commercial and industrial customers, including maintenance and repair operations; manufacturing and assembly facilities; various government agencies, facilities and operations, including military operations; schools with vocational and technical programs; aviation and aerospace operations; oil and gas developers; mining operations; power generation operations, including those associated with alternative energies; equipment fabricators and operators; railroad manufacturing and maintenance; customers in agriculture; infrastructure construction companies; and other customers that require instrumentation, service tools and/or equipment for their products and business needs. The industrial sector for Snap-on focuses on providing value-added products and services to an increasingly expanding global base of customers in critical industries.

8	SNAP-ON INCORPORATED

The industrial sector is characterized by a highly competitive environment with multiple suppliers offering either a full line or industry-specific portfolios for tools and equipment. Industrial customers increasingly require specialized solutions that provide repeatability and reliability in performing tasks of consequence that are specific to the particular end market in which they operate. Snap-on believes it is a meaningful participant in the industrial tools and equipment market sector.
Distribution Channels
Snap-on serves customers primarily through the following channels of distribution: (i) the mobile van channel; (ii) company direct sales; (iii) distributors; and (iv) e-commerce. The following discussion summarizes Snap-on’s general approach for each channel and is not intended to be all-inclusive.
Mobile Van Channel
In the United States, a significant portion of sales to the vehicle service and repair sector is conducted through Snap‑on’s mobile franchise van channel. Snap-on’s franchisees primarily serve vehicle repair technicians and vehicle service shop owners, generally providing weekly contact at the customer’s place of business. Franchisees’ sales are concentrated in hand and power tools, tool storage products, shop equipment, diagnostics and repair information products, which can be transported in a van or trailer and demonstrated during a sales call. Franchisees purchase Snap-on’s products at a discount from suggested list prices and resell them at prices established by the franchisee. U.S. franchisees are provided a list of calls that serves as the basis of the franchisee’s sales route. Snap-on’s franchisees also have the opportunity to add a limited number of additional franchises.
Snap-on charges nominal initial and ongoing monthly franchise fees. Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training, marketing and product promotion programs, and technology support), is recognized as the fees are earned. Franchise fee revenue totaled $17.3 million, $16.2 million and $15.4 million in fiscal 2021, 2020 and 2019, respectively.
Snap-on also has a company-owned route program that is designed to: (i) provide another pool of potential field organization personnel; (ii) service customers in select new and/or open routes not currently serviced by franchisees; and (iii) allow Snap‑on to pilot new sales and promotional ideas prior to introducing them to franchisees. As of 2021 year end, company-owned routes comprised approximately 4% of the total route population. Snap-on may elect to increase or reduce the number of company-owned routes in the future.
In addition to its mobile van channel in the United States, Snap-on has franchise distribution models in certain other countries, including Canada, the United Kingdom, Japan, Australia, Germany, Netherlands, South Africa, New Zealand, Belgium and Ireland. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians as well as repair shop owners and managers. As of 2021 year end, Snap-on’s worldwide route count was approximately 4,775, including approximately 3,425 routes in the United States.
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
Company Direct Sales
A significant proportion of shop equipment sales in North America under the John Bean, Hofmann, Blackhawk, Car-O-Liner, Challenger and Pro-Cut brands, diagnostic products under the Snap-on brand, and information and shop management products under the Mitchell1 brand are made by direct and independent sales forces that have responsibility for national and other accounts. As the vehicle service and repair sector consolidates (with more business conducted by national chains and franchised service centers), Snap-on believes these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of diagnostics, equipment, and services. Snap-on also sells these products and services directly to OEMs and their franchised dealers.

2021 ANNUAL REPORT	9

Snap-on brand tools and equipment are marketed to industrial and governmental customers worldwide through both industrial sales associates and independent distributors. Selling activities focus on industrial customers whose main purchase criteria are quality and integrated solutions. As of 2021 year end, Snap-on had industrial sales associates and independent distributors primarily in the United States, Canada and in various European, Latin American, Middle Eastern, Asian and African countries, with the United States representing the majority of Snap-on’s total industrial sales.
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
Distributors
Sales of certain tools and equipment are made through independent distributors who purchase the items from Snap-on and resell them to end users. Hand tools sold under the BAHCO, Irimo, Lindström, CDI, ATI, Fastorq, Norbar, Sioux, Sturtevant Richmont and Williams brands and trade names, for example, are sold through distributors worldwide. Wheel service and other vehicle service equipment are sold through distributors primarily under brands including Hofmann, John Bean, Car-O-Liner, Challenger, Pro-Cut, Cartec, Blackhawk and Ecotechnics. Diagnostics and equipment products are marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe under the Snap-on, Sun and Blue-Point brands.
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
Snap-on believes it is a leading manufacturer and distributor of professional tools, tool storage, diagnostics, equipment products, and repair software and solutions, offering a broad line of these products to both vehicle service and industrial marketplaces. Various competitors target and sell to professional technicians in the vehicle service and repair sector through the mobile tool distribution channel. Snap-on also competes with companies that sell tools and equipment to vehicle service and repair technicians online and through retail stores, vehicle parts supply outlets and tool supply warehouses/distributorships. Within the power tools category and the industrial sector, Snap-on has various other competitors, including companies with offerings that overlap with other areas discussed herein. Major competitors selling diagnostics, shop equipment, and information to vehicle dealerships and independent repair shops include OEMs and their proprietary electronic parts catalogs and diagnostics and information systems, and other companies that offer products serving this sector.
Resources
Raw Materials and Purchased Product
Snap-on’s supply of raw materials, including steel, and purchased components are generally available from numerous suppliers and the company continuously works to expand and enhance supplier relationships to meet its supply needs. Snap-on believes it has secured a sufficient amount of raw materials and purchased components for the near future to meet the expected general sales demand. While the company does experience raw material and component cost fluctuations from time to time and from operation to operation, including during the ongoing COVID-19 pandemic, it endeavors to employ its RCI processes to improve efficiencies and reduce waste to minimize the impact of any cost increases. The company does not currently anticipate experiencing any significant impact in 2022 from raw material and purchased component cost or availability issues. In addition, to date, the company has not observed any meaningful supply shortages or cost increases directly or indirectly resulting from climate change factors.

10	SNAP-ON INCORPORATED

Patents, Trademarks and Other Intellectual Property
Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and position in its markets. As of 2021 year end, Snap-on and its subsidiaries held approximately 850 active and pending patents in the United States and approximately 2,550 active and pending patents outside of the United States. Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in any of the last three years.
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
Government Regulations
Snap-on is subject to various federal, state and local laws, such as those related to international trade, data privacy, tax and government contracts, as well as environmental laws, ordinances, regulations, and requirements of government authorities in the United States and other nations. At Snap-on, environmental liabilities are managed through the Snap-on Environmental, Health and Safety Management System (“EH & SMS”), which is applied worldwide. The system is based upon continual improvement and is certified to ISO 14001:2015 and ISO 45001:2018, verified through Det Norske Veritas (DNV) Certification, Inc.
Snap-on believes that it complies with applicable environmental and government requirements in its operations. Expenditures on environmental and governmental matters through EH & SMS have not had a material effect upon Snap-on’s capital expenditures, earnings or competitive position. However, the increasing global focus on climate change may result in new or more stringent environmental or climate-related regulations or standards. While such regulations have historically created select opportunities for our business operations, the company continually monitors developments in this area.
Human Capital Management
As of January 1, 2022, Snap-on employed approximately 12,800 people worldwide, of which approximately 7,000 were employed in the United States and approximately 5,800 were outside the United States. Based on the most recently filed EEO-1 data, which is available in the “Investors” section on the company’s website at www.snapon.com, females constitute 25.8% and minorities constitute 22.4% of the workforce in the United States. Additionally, on a global basis, approximately 2,700 employees are represented by unions and/or covered under collective bargaining agreements with varying expiration dates through 2023. In recent years, Snap-on has not experienced any significant work slowdowns, stoppages or other labor disruptions.

Snap-on is guided by the beliefs and values in the company’s “Who We Are” mission statement and strives to be the “employer of choice” for its current and future associates. Our “Who We Are” beliefs serve as the guidepost against which we evaluate performance in operating reviews throughout the company. Furthermore, through our Snap-on Value Creation Processes, a suite of principles we use every day, the company remains committed to the areas of safety, quality, customer connection, innovation and RCI, which are closely linked to and contribute to improving employee engagement, productivity, and efficiency.

2021 ANNUAL REPORT	11

Successful execution of our way forward is dependent on attracting, developing and retaining key employees and members of our management team, which we achieve through the following:

•Snap-on believes strongly in workplace safety. As a permanent priority agenda item at all operational meetings, safety comes first. Snap-on strives to maintain a safe workplace and expects its employees to broadly embrace the company’s safety programs. Snap-on invests in its strong safety culture and in elevating the importance of worker safety throughout all levels of the organization. For 2021, Snap-on had an overall safety incident rate of 1.01 (number of injuries and illnesses multiplied by 200,000, divided by hours worked).

•Snap-on is committed to its employees and provides developmental opportunities, as well as competitive pay and benefits. Leadership reviews to identify high potential talent in the organization are conducted on an ongoing basis with all business units and on an annual basis with the Board of Directors. Snap-on offers pension, postretirement health care benefits and stock-based compensation as well as other stock plans, including an employee stock purchase plan for associates in the United States and Canada. Additional information related to these plans is included in Notes 12, 13 and 14 to the Consolidated Financial Statements. Other benefits, including skill training and tuition assistance programs, are available to employees, but vary from location to location.

•Snap-on seeks to advance our progress on diversity and inclusion within our company and is committed to providing equal opportunities. The company does not tolerate discrimination. As part of our efforts, Snap-on has instituted company-wide training on inclusion and unconscious bias, and has expanded internship, mentorship and recruitment activities for underrepresented groups. Additionally, to further our support of makers and fixers, both within and outside our company, Snap-on is partnering with national nonprofit organizations and community colleges to leverage career and technical education to expand the opportunities for underrepresented groups in our facilities, as well as in the critical industries we serve and beyond. The company is also investing in and building relationships with several Historically Black Colleges and Universities (HBCUs) to help advance their missions and broaden the pipeline of Black engineers and other technically trained graduates.

•Snap-on’s people and the behaviors they display define our success, including integrity, respect and teamwork. Annual employee training is used to reinforce ethics, environmental matters, health and safety, information security and regulatory compliance, which includes anti-corruption training for all relevant employees.
Throughout the COVID-19 pandemic, Snap-on has generally maintained its headcount and has accommodated its operations to the virus environment. Snap-on has taken what it believes to be appropriate measures to ensure the health and safety of its personnel, including enhancing cleaning protocols, providing protective equipment and providing wages for quarantined associates. Refer to the “Impact of the COVID-19” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on actions taken by the company in response to the COVID-19 pandemic.

Social Responsibility and Sustainability Commitment

Snap-on is deeply dedicated to honoring and celebrating the dignity of work. The company supports upskilling the workforce through collaborations with Career and Technical Education (CTE) schools across the United States and throughout the world, and with SkillsUSA and World Skills to engage youth in order to enable and promote technical careers. Additionally, the company is a founding partner of the National Coalition of Certification Centers (NC3), which aims to more effectively match technical school curricula with the precise needs of the current and future workplace by developing, implementing, and sustaining industry-recognized certifications with programs in automotive, aviation, energy, oil and gas, manufacturing and other critical industries. To date, nearly 200,000 students have earned Snap-on certifications, preparing them for successful and satisfying careers across various technical disciplines.

Snap-on is committed to conducting business and making decisions honestly, ethically, fairly and within the law, and is guided by the company’s “Who We Are” mission statement, which is translated into multiple languages and prominently displayed in our facilities around the world. Snap-on is dedicated to earning and keeping the trust and confidence of its shareholders, customers, franchisees, distributors, retirees and associates, as well as of the communities where the company does business. Snap-on’s Code of Business Conduct and Ethics provides guidelines and a framework for conducting business in an ethical manner. These beliefs go beyond Snap-on and are expected of our suppliers as detailed in the company’s Supplier Code of Conduct. Snap-on has adopted policies that seek to eliminate human trafficking, slavery, forced labor and child labor from its global supply chain.

12	SNAP-ON INCORPORATED

Snap-on prioritizes continuous improvement in all facets of its operations, including environmental matters and health and safety. The company strives to protect environmental quality and human welfare in its workplaces and in its communities by implementing sound policies designed to prevent, mitigate and reduce the company’s impact on the environment. The company has voluntarily reported Scope 1 and Scope 2 greenhouse gas (“GHG”) emissions to the CDP (formerly known as the Carbon Disclosure Project) on an annual basis since 2008. As reported to the CDP in 2021, the company’s total GHG emissions of 102,137 metric tons of carbon dioxide equivalent (“CO2e”) reflected an intensity of 28.4 (metric tons of CO2e, divided by net sales in millions), which is 30% lower than when initially reported in 2008.

Snap-on’s sustainability framework is focused on key areas impacting our industry, including energy management, employee health and safety, and material management, and is aligned with the standards of the Value Reporting Foundation (formerly known as the Sustainability Accounting Standards Board or “SASB”). Snap-on’s SASB Index, along with additional information regarding the company’s sustainability commitment, is available in the “Investors” section on the company’s website at www.snapon.com.

Customers and Seasonality
Snap-on does not have any single customer or government on which its business was substantially dependent in any of the indicated periods. Most of Snap-on’s businesses are not seasonal and their inventory needs are relatively constant.
Item 1A: Risk Factors
In evaluating the company, careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report on Form 10-K, including the Consolidated Financial Statements and the related notes. Each of these risk factors could adversely affect, and in some cases may have already affected, the company’s business, operating results, cash flows and/or financial condition, as well as adversely affect the value of an investment in the company’s common stock.
Risk related to COVID-19 and Other Infectious Diseases
The ongoing COVID-19 pandemic is expected to continue to pose risks to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.
We face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Existing measures may be extended in certain regions and additional measures may be imposed to combat the COVID-19 pandemic or future outbreaks of infectious diseases.
Among the effects of COVID-19, and potential effects of other similar outbreaks, on the company could include, but are not limited to, reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, supply chain inefficiencies, and reduced business and consumer spending, which could adversely affect our results of operations by reducing our sales, margins and/or net income as a result of rising costs, a slowdown in customer orders or order cancellations. To the extent the COVID-19 pandemic, or a future outbreak, adversely affects our business, financial condition, results of operations and cash flows, it may also heighten many of the other risks described in this section. The ultimate impact of COVID-19, as well as future outbreaks of infectious diseases, is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.
Business Risks
The sales of many of our products are dependent on the health of the vehicle repair market and the changing requirements of vehicle repair.
We believe sales of many of our products are dependent on the changing vehicle repair requirements, the number of vehicles on the road, the general aging of vehicles and the number of miles driven. These factors affect the frequency, type and amount of service and repair performed on vehicles by technicians, and therefore affect the demand for the number of technicians, the prosperity of technicians and, consequently, the demand technicians have for our tools, other products and services, as well as the value technicians place on those products and services. The use of other methods of transportation, including more frequent use of public transportation in the future, could result in a decrease in the use of privately-operated vehicles. A decrease in the use of privately-operated vehicles may lead to fewer repairs and less demand for our products.

2021 ANNUAL REPORT	13

In addition, the number of electric and hybrid vehicles developed and sold has risen in recent years, and is expected to continue to increase in the future. While we believe that advances in vehicle technologies provide us with opportunities to provide innovative products and solutions to the vehicle repair market, if we are not able to execute on those possibilities, our business and results of operations could suffer.
The performance of Snap-on’s mobile tool distribution business depends on the success of its franchisees.
Approximately 42% of our consolidated net revenues in 2021 were generated by the Snap-on Tools Group, which consists of Snap-on’s business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services.
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
Sales from new products represent a significant portion of our net sales and are expected to continue to represent a significant component of our future net sales. We may not be able to compete effectively unless we continue to enhance existing products or introduce new products to the marketplace in a timely manner. Product improvements and new product introductions require significant financial and other resources, including significant planning, design, development, sourcing and testing at the technological, product and manufacturing process levels. Our competitors’ new products may beat our products to market, be more effective, contain more features, be less expensive than our products, and/or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.
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

14	SNAP-ON INCORPORATED

The global tool, equipment, diagnostics, and repair information industries are competitive.
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
Approximately 31% of our revenues in 2021 were generated outside of the United States. Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets and critical industries. Numerous risks and uncertainties affect our non-U.S. operations. These include political, economic and social instability, such as acts of war, armed conflicts, civil disturbance or acts of terrorism, local labor conditions, trade relations with China, changes in government policies and regulations, including those intended to address climate change, imposition or increases in withholding and other taxes on remittances and other payments by international subsidiaries, as well as exposure to liabilities under anti-bribery and anti-corruption laws in various countries, such as the U.S. Foreign Corrupt Practices Act, currency volatility, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, reputational risks related to, among other factors, different standards and practices among countries, as well as natural disasters, weather events and outbreaks of infectious diseases. Should the economic environment in our non-U.S. markets deteriorate from current levels, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.
The United Kingdom (“U.K.”) has formally left the European Union (“Brexit”). As part of the agreement between the U.K. and the European Union regarding Brexit, there is a new series of customs and regulatory checks, including rules of origin and stringent local content requirements. There are also restrictions on the free movement of people and temporary visas for work-related purposes have been re-introduced. The implications of Brexit, including disruptions to trade and the movement of goods, services and people between the U.K. and the European Union or other countries, may lead to additional cost, delays and volatility in currency exchange rates, as well as create legal and global economic uncertainty. These and other potential implications could adversely affect our business and results of operations.
Operational Risks
Risks associated with the disruption of manufacturing operations could adversely affect our profitability or competitive position.
We manufacture a significant portion of the products we sell. Any prolonged disruption in the operations of our existing manufacturing facilities, whether due to technical or labor difficulties, facility consolidation or closure actions, lack of raw material or component availability, destruction of or damage to any facility (as a result of natural disasters, climate or weather events, use and storage of hazardous materials, acts of war, sabotage, terrorism, civil unrest or other events), or other reasons, including outbreaks of infectious diseases, such as the ongoing COVID-19 pandemic, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

2021 ANNUAL REPORT	15

Price fluctuations and shortages of raw materials, components, certain purchased finished goods and energy sources could adversely affect the ability to obtain needed materials or products and could adversely affect our results of operations.

Snap-on’s supply of raw materials and purchased components are generally available from numerous suppliers, and the company continuously works to expand its supplier base to ensure availability. The principal raw material used in the manufacture of our products is steel, which we purchase in competitive, price-sensitive markets. To meet Snap-on’s high quality standards, our steel needs range from specialized alloys, which are available only from a limited group of approved suppliers, to common alloys, which are available from multiple suppliers. Some of these materials have been, and in the future may be, in short supply, particularly in the event of mill shutdowns or production cut backs. In addition, outbreaks of infectious diseases, weather events or other circumstances beyond our control could also impact the availability of raw materials and components. Physical risks of climate change may also impact the availability and cost of materials, sources and supply of energy and could also increase operating costs. Raw materials, components and certain purchased finished goods can exhibit price and demand cyclicality, including as a result of tariffs, other trade protection measures, inflationary factors, and supply chain inefficiencies. Associated unexpected variability could result in an increase in product costs and require Snap-on to increase prices to maintain margins.
We use various energy sources to transport, produce and distribute products, and some of our products have components that are petroleum based. Petroleum and energy prices have periodically increased significantly over short periods of time; future volatility and changes may be caused by market fluctuations, supply and demand, currency fluctuations, production and transportation disruptions, climate change regulations, world events and changes in governmental programs. Energy price increases raise both our operating costs and the costs of our materials, and we may not be able to increase our prices enough to offset these costs in certain areas. Higher prices also may reduce the level of future customer orders and our profitability.
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
We depend heavily on information technology infrastructure to achieve our business objectives and to protect sensitive information, and continually invest in improving such systems. Problems that impair or compromise this infrastructure, including natural disasters, power outages, major network failures, security breaches or malicious attacks, or during system upgrades and/or new system implementations, could impede our ability to record or process orders, manufacture and ship in a timely manner, manage our financial services operations including originating, processing, accounting for and collecting receivables, protect sensitive data of the company, our customers, our suppliers and business partners, or otherwise carry on business in the normal course. Any such events, if significant, could cause us to lose customers and/or revenue and could require us to incur significant expense to remediate, including as a result of legal or regulatory claims, proceedings, fines or penalties, and could also damage our reputation. While we have taken steps to maintain adequate data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency, and redundancy and recovery processes, as well as by securing insurance, these measures may be inadequate. These risks may be heightened when associates work remotely.
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
We have taken steps in the past, and may take additional steps in the future, intended to improve customer service and drive further efficiencies as well as reduce costs, some of which could be disruptive to our business. Future efforts to reduce components of expense could result in the recording of charges for inventory and technology-related write-offs, workforce reduction costs or other charges relating to the consolidation or closure of facilities. If we were to incur a substantial charge or are unable to effectively manage our cost reduction and restructuring efforts, our business, financial condition, results of operations and cash flows could be adversely affected in certain periods.
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

2021 ANNUAL REPORT	17

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
Legal and Regulatory Risks
Legislation and regulations relating to our business and the countries where we operate, including those related to sustainability matters, as well as any changes to such legislation or regulations, in addition to new compliance obligations or a failure to maintain existing compliance requirements, may, if significant, affect our business, reputation, results of operations and financial condition.

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

2021 ANNUAL REPORT	19

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
In recent years there has been increased public awareness, concern and focus on environmental and sustainability issues, including matters related to global climate change. The current focus on these matters is expected to result in additional and/or more restrictive regulations, requirements and/or industry or third-party standards to reduce or mitigate global warming and other environmental or sustainability risks, though the timing is uncertain.
Increased regulatory requirements or standards may result in increased compliance or input costs, including those related to energy or raw materials, for us and our suppliers. If environmental laws or regulations or industry standards are either changed or adopted, and impose significant operational restrictions and compliance requirements upon the company, the company's business, reputation, results of operations, financial condition and competitive position could be negatively impacted. For example, if significant increases in fuel economy requirements or changes to vehicle emissions requirements for internal combustion engine vehicles were imposed, there could be a decrease in demand for such vehicles and a reduction in miles driven, which could adversely impact the demand for certain of our products and services. Furthermore, an inability to successfully manage climate change or sustainability matters, or to effectively respond to new, or changes in, legal or regulatory requirements concerning sustainability matters, or increased operating or manufacturing costs due to changes in the regulatory environment, could adversely affect our business.
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

20	SNAP-ON INCORPORATED

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
In addition to the specific risks above, we, our franchisees and our customers, may be adversely affected by changing economic conditions, including conditions that may particularly impact specific regions. These conditions may result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending. We, our franchisees and our customers, and the economy as a whole, also may be affected by future world or local events outside our control, such as tariffs and other trade protection measures put in place by the United States or other countries, acts of terrorism, developments in the war on terrorism, armed conflicts, civil unrest, conflicts in international situations, weather events and natural disasters, outbreaks of infectious diseases such as the ongoing COVID-19 pandemic, as well as government-related developments or issues, including changes in tax laws and regulations, including regulations related to climate change and other sustainability matters, and changes in financial accounting standards. These factors may affect the results of operations by reducing our sales, margins and/or net earnings as a result of a slowdown in customer orders or order cancellations, impact the availability and/or pricing of raw materials and/or the supply chain, and could potentially lead to future impairment of goodwill or other intangible assets. In addition, political, social turmoil, international conflicts and terrorist acts may put pressure on global economic conditions. Unstable political, social and economic conditions may make it difficult for our franchisees, customers, suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition, results of operations and cash flows could be negatively affected.

Item 1B: Unresolved Staff Comments
None.
Item 2: Properties
Snap-on maintains leased and owned manufacturing, software development, warehouse, distribution, research and development and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on’s facilities in the United States occupy approximately 3.9 million square feet, of which 74% is owned, including its corporate and general office facility located in Kenosha, Wisconsin. Snap-on’s facilities outside the United States occupy approximately 4.6 million square feet, of which approximately 74% is owned. Certain Snap-on facilities are leased through operating and finance lease agreements. See Note 17 to the Consolidated Financial Statements for information on the company’s operating and finance leases. Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

2021 ANNUAL REPORT	21

The following table provides information about our corporate headquarters and financial services operations, and each of Snap-on’s principal active manufacturing locations, distribution centers and software development locations (exceeding 50,000 square feet) as of 2021 year end:

Location	Principal Property Use	Owned/Leased	Segment*
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	SOT
Conway, Arkansas	Manufacturing and distribution	Owned	RS&I
City of Industry, California	Manufacturing	Leased	C&I
San Diego, California	Software development	Owned	RS&I
San Jose, California	Software development	Leased	RS&I
Tustin, California	Manufacturing and distribution	Leased	C&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned and leased	SOT
Libertyville, Illinois	Financial services	Leased	FS
Algona, Iowa	Manufacturing and distribution	Owned	SOT
Louisville, Kentucky	Manufacturing and distribution	Leased	RS&I
Olive Branch, Mississippi	Distribution	Owned	SOT
Carson City, Nevada	Distribution	Owned and leased	SOT
Murphy, North Carolina	Manufacturing and distribution	Owned and leased	C&I
Richfield, Ohio	Software development	Owned	RS&I
Robesonia, Pennsylvania	Distribution	Owned	SOT
Elizabethton, Tennessee	Manufacturing	Owned	SOT
Kenosha, Wisconsin	Distribution and corporate	Owned	SOT, C&I, RS&I
Milwaukee, Wisconsin	Manufacturing	Owned	SOT
Pleasant Prairie, Wisconsin	Distribution	Owned	SOT, C&I, RS&I

Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
New South Wales, Australia	Distribution and financial services	Leased	SOT, FS
Minsk, Belarus	Manufacturing	Owned	C&I
Santa Bárbara d’Oeste, Brazil	Manufacturing and distribution	Owned	RS&I
Calgary, Canada	Distribution	Leased	SOT
Mississauga, Canada	Distribution	Leased	SOT, RS&I
Beijing, China	Manufacturing and distribution	Leased	C&I
Kunshan, China	Manufacturing	Owned	C&I
Xiaoshan, China	Manufacturing	Owned	C&I
Banbury, England	Manufacturing and distribution	Owned	C&I
Bramley, England	Manufacturing	Owned	C&I
Kettering, England	Distribution and financial services	Owned and leased	SOT, C&I, FS
Bauge-en-Anjou, France	Manufacturing	Owned	C&I
Sopron, Hungary	Manufacturing	Owned	RS&I
Correggio, Italy	Manufacturing	Owned	RS&I
Tokyo, Japan	Distribution	Leased	C&I
Helmond, Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Placencia, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Manufacturing and distribution	Owned	C&I
Bollnäs, Sweden	Manufacturing	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Kungsör, Sweden	Manufacturing and distribution	Owned	RS&I
Lidköping, Sweden	Manufacturing	Owned	C&I

* Segment abbreviations:
C&I – Commercial & Industrial Group    SOT – Snap-on Tools Group    RS&I – Repair Systems & Information Group FS – Financial Services

22	SNAP-ON INCORPORATED

Item 3: Legal Proceedings
Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.
Item 4: Mine Safety Disclosures
Not applicable.
PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Snap-on had 53,429,650 shares of common stock outstanding as of 2021 year end. Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.” At February 4, 2022, there were 4,226 registered holders of Snap-on common stock.

Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the fourth quarter of fiscal 2021, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, and equity plans, and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
10/03/21 to 10/30/21	40,000	$206.07	40,000	$188.8 million
10/31/21 to 11/27/21	155,000	$215.30	155,000	$476.9 million
11/28/21 to 01/01/22	160,000	$212.06	160,000	$454.9 million
Total/Average	355,000	$212.80	355,000	N/A
______________________
N/A: Not applicable

* Subject to further adjustment pursuant to the 1996 Authorization described below, as of January 1, 2022, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $454.9 million.
•In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $203.23, $211.30 and $215.38 per share of common stock as of the end of the fiscal 2021 months ended October 30, 2021, November 27, 2021, and January 1, 2022, respectively.
•On February 14, 2019, the Board authorized the repurchase of an aggregate of up to $500 million of the company’s common stock (the “2019 Authorization”). On November 4, 2021, the Board authorized the repurchase of up to $500 million of the company’s common stock (the “2021 Authorization”). The 2021 Authorization replaced the 2019 Authorization (under which approximately $179 million remained available at the time of replacement) and, will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

2021 ANNUAL REPORT	23

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the fourth quarter of 2021 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.
Citibank Sales of Snap-on Stock

Period	Shares Sold	Average Price per Share
10/03/21 to 10/30/21	—	—
10/31/21 to 11/27/21	5,000	$203.00
11/28/21 to 01/01/22	3,900	$209.99
Total/Average	8,900	$206.06

24	SNAP-ON INCORPORATED

 Five-year Stock Performance Graph
The graph below illustrates the cumulative total shareholder return on Snap-on common stock since December 31, 2016, of a $100 investment, assuming that dividends were reinvested quarterly. The graph compares Snap-on’s performance to that of the Standard & Poor’s 500 Industrials Index (“S&P 500 Industrials”) and Standard & Poor’s 500 Stock Index (“S&P 500”).

Fiscal Year Ended (1)	Snap-on Incorporated	S&P 500 Industrials	S&P 500
December 31, 2016	$100.00	$100.00	$100.00
December 31, 2017	$103.65	$121.03	$121.83
December 31, 2018	$88.26	$104.95	$116.49
December 31, 2019	$105.50	$135.77	$153.17
December 31, 2020	$109.73	$150.79	$181.35
December 31, 2021	$141.38	$182.63	$233.41
_______________________________
(1) The company’s fiscal year ends on the Saturday that is on or nearest to December 31 of each year; for ease of calculation, the fiscal year end is assumed to be December 31.

Item 6: [Reserved]

2021 ANNUAL REPORT	25

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management Overview
We believe our 2021 operating results demonstrate the continued momentum of our operations and confirms the resilience of our markets and our considerable capabilities to overcome the challenges of the COVID environment. Throughout the turbulence, we maintained and further developed our ongoing advantages in our products, brands and people. At the same time, we leveraged existing proficiencies to focus on expanding our professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including critical industries, where the cost and penalties for failure can be high. Snap-on’s value proposition of making work easier for serious professionals is an ongoing strength as we move forward along our runways for coherent growth:
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
Our strategic priorities and plans for 2022 involve continuing to build on our Snap-on Value Creation Processes – our suite of strategic principles and processes we employ every day designed to create value, and employed in the areas of safety, quality, customer connection, innovation and rapid continuous improvement (“Rapid Continuous Improvement” or “RCI”). We expect to continue to deploy these processes in our existing operations as well as into our recently acquired businesses.
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
On July 1, 2021, Snap-on exchanged its 35% equity interest in Deville S.A., valued at $21.8 million, for 100% ownership of Secateurs Pradines (“Pradines”), a wholly owned subsidiary of Deville S.A. with a fair value of $20.7 million (or $16.2 million, net of cash acquired), and cash of $1.1 million. Pradines, located in Bauge-en-Anjou, France, designs and manufactures horticultural hand tools for professionals and individuals. Pradines has been the primary supplier of pruning products to Snap‑on and the acquisition allows the company to improve and expand its pruning tool offering.

26	SNAP-ON INCORPORATED

On February 26, 2021, Snap-on acquired Dealer-FX Group, Inc. (“Dealer-FX”) for a cash purchase price of $200.1 million (or $200.0 million, net of cash acquired). Dealer-FX, based in Markham, Ontario, is a leading developer, marketer and provider of service-operations software solutions for automotive original equipment manufacturer (“OEM”) customers and their dealers. Dealer-FX specializes in software as a service (SaaS) management systems, communications platforms, extensive data integrations, and offers a digitalized solution that increases productivity and enhances the vehicle owners’ experience. The acquisition of Dealer-FX complemented and expanded Snap-on’s existing OEM and dealership business that provides electronic parts catalogs, essential tool and diagnostic programs, and custom analytics to OEMs and dealerships.
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
For segment reporting purposes, the results of operations and assets of Dealer-FX and Sigmavision have been included in the Repair Systems & Information Group since the respective acquisition dates, and the results of operations and assets of AutoCrib Germany, Pradines, and AutoCrib have been included in the Commercial & Industrial Group since the respective acquisition dates.
Pro forma financial information has not been presented for any of these acquisitions as the net effects, individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position.
Fiscal Year
Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2021” or “2021” refer to the fiscal year ended January 1, 2022; references to “fiscal 2020” or “2020” refer to the fiscal year ended January 2, 2021; and references to “fiscal 2019” or “2019” refer to the fiscal year ended December 28, 2019. References in this document to 2021, 2020 and 2019 year end refer to January 1, 2022, January 2, 2021, and December 28, 2019, respectively.
Snap-on’s 2021 and 2019 fiscal years each contained 52 weeks of operating results. Snap-on’s 2020 fiscal year contained 53 weeks of operating results with the extra week occurring in the fourth quarter. The impact of the additional week of operations in fiscal 2020 was not material to Snap-on’s full year or fourth quarter total revenues or net earnings.

Fiscal 2020 as Compared to Fiscal 2019

A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 can be found under “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on the Form 10-K for the fiscal year ended January 2, 2021, which was filed with the SEC on February 11, 2021, and is available on the SEC’s website at www.sec.gov as well as in the “Investors” section of our corporate website at www.snapon.com.

2021 ANNUAL REPORT	27

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-GAAP Measures
References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “organic sales” refer to sales from continuing operations calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), adjusted to exclude acquisition-related sales and the impact of foreign currency translation. Management evaluates the company’s sales performance based on organic sales growth, which primarily reflects growth from the company’s existing businesses as a result of increased output, expanded customer base, geographic expansion, new product development and pricing changes, and excludes sales contributions from acquired operations the company did not own as of the comparable prior-year reporting period. Organic sales also exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying growth trends in the company’s businesses and facilitates comparisons of its sales performance with prior periods.
Effect of COVID-19
Our markets and our operations possess and, indeed, have demonstrated considerable resilience against the effects of the pandemic. During 2021, the impact on sales and the need for remediating costs associated with the pandemic have lessened, particularly from the heavily-impacted second quarter of 2020. The company sustained the accommodation of its operations to the virus environment, continuing without significant disruption to serve its franchisees and other professional customers as they performed their essential work, while taking what it believes to be appropriate measures to ensure the health and safety of its people. Throughout the pandemic, Snap-on has generally maintained its workforce and manufacturing capacity, as well as its investments in brand building and product development. As the global supply chain inefficiencies and associated cost increases caused by the COVID-19 pandemic have developed, the company has taken steps to ensure access to raw materials, components and purchased finished goods, and to provide for counterbalancing price and efficiency offsets. See also Part I, Item 1A: Risk Factors - Risk related to COVID-19 and Other Infectious Diseases.
Summary of Consolidated Performance

Consolidated net sales of $4,252.0 million in 2021 increased $659.5 million, or 18.4%, from 2020 levels, reflecting a $550.5 million, or 15.1%, organic gain, $62.6 million of acquisition-related sales and $46.4 million of favorable foreign currency translation.
Operating earnings before financial services of $851.5 million in 2021 increased $219.6 million, or 34.8%, compared to $631.9 million in 2020, which included $12.5 million of exit and disposal (“restructuring”) charges. As a percentage of net sales, operating earnings before financial services of 20.0% compared to 17.6% last year.
Operating earnings of $1,123.5 million in 2021 increased $243.0 million, or 27.6%, compared to $880.5 million last year, which included $12.5 million of charges for restructuring actions. As a percentage of revenues, operating earnings of 24.4%, compared to 22.3% last year.
Net earnings attributable to Snap-on in 2021 of $820.5 million, or $14.92 per diluted share, increased $193.5 million, or $3.48 per diluted share, from 2020 levels. Net earnings attributable to Snap-on in 2020 were $627.0 million, or $11.44 per diluted share and included a $10.3 million, or $0.19 per diluted share, after-tax charge related to the restructuring actions.

28	SNAP-ON INCORPORATED

Summary of Segment Performance
The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government, power generation, transportation and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. Segment net sales of $1,406.3 million in 2021 increased $171.7 million, or 13.9%, from 2020 levels, reflecting a $131.9 million, or 10.5%, organic sales increase, $22.5 million of acquisition-related sales and $17.3 million of favorable currency translation. The organic gain reflects higher activity in all of the segment’s operations and includes mid single-digit increases in sales to customers in critical industries. Operating earnings of $209.9 million in 2021, including $3.8 million of unfavorable foreign currency effects, increased $56.2 million, or 36.6%, compared to $153.7 million in 2020, which included $6.4 million of restructuring charges.
The Commercial & Industrial Group intends to continue building on the following strategic priorities in 2022:

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
The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. Segment net sales of $1,938.6 million in 2021 increased $294.7 million, or 17.9%, from 2020 levels, reflecting a $274.4 million, or 16.5%, organic sales gain and $20.3 million of favorable foreign currency translation. The organic increase reflects double-digit gains in both the U.S. and international operations. Operating earnings of $411.1 million in 2021, including $17.0 million of favorable foreign currency effects, increased $143.4 million, or 53.6%, compared to $267.7 million in 2020.

In 2022, the Snap-on Tools Group intends to continue these initiatives, with specific focus on the following:

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
By focusing on these areas, we believe that Snap-on, as well as its franchisees, will have the opportunity to serve more customers, more effectively, more profitably and with improved satisfaction.
The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealership service and repair shops (“OEM dealerships”) through direct and distributor channels. Segment net sales of $1,503.1 million in 2021 increased $264.9 million, or 21.4% from 2020 levels, reflecting a $211.3 million, or 16.9%, organic sales increase, $40.1 million of acquisition-related sales and $13.5 million of favorable foreign currency translation. The organic gain reflects an increase of more than 25% in sales of undercar equipment, as well as double-digit gains in both sales of diagnostic and repair information products to independent repair shop owners and managers and in activity focused on OEM dealerships. Operating earnings of $348.6 million in 2021, including $1.6 million of unfavorable foreign currency effects, increased $50.6 million, or 17.0%, from $298.0 million in 2020, which included $5.5 million of restructuring charges.

2021 ANNUAL REPORT	29

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Repair Systems & Information Group intends to focus on the following strategic priorities in 2022:

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
Financial Services generates revenue from various financing programs and is a strategic partner of the company’s mobile franchise van channel. Financial services revenue was $349.7 million in both 2021 and 2020. Originations of $1,073.2 million in 2021 increased $36.6 million, or 3.5%, from 2020 levels. Operating earnings from financial services in 2021 of $272.0 million, including $2.3 million of favorable foreign currency effects, increased $23.4 million, or 9.4%, compared to $248.6 million last year.
Financial Services intends to focus on the following strategic priorities in 2022:

•Delivering financial products and services that attract and sustain profitable franchisees and support Snap‑on’s strategies for expanding market coverage and penetration;
•Improving productivity levels and ensuring high quality in all financial products and processes through the use of RCI initiatives; and
•Maintaining healthy portfolio performance levels.

Cash Flows

Net cash provided by operating activities of $966.6 million in 2021 decreased $42.0 million from $1,008.6 million in 2020. The $42.0 million decrease is primarily due to a $253.6 million change in net operating assets and liabilities, partially offset by a $195.0 million increase in net earnings.

Net cash used by investing activities of $290.4 million in 2021 included additions to finance receivables of $878.1 million, partially offset by collections of $854.2 million, as well as a total of $199.7 million for the acquisitions of Dealer-FX, AutoCrib Germany and Pradines. Net cash used by investing activities of $187.8 million in 2020 included additions to finance receivables of $835.0 million, partially offset by collections of $750.3 million, as well as a total of $41.5 million for the acquisitions of Sigmavision and AutoCrib, and a $0.2 million working capital adjustment for the 2019 Cognitran acquisition. Capital expenditures in 2021 and 2020 totaled $70.1 million and $65.6 million, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic growth initiatives and Value Creation Processes around safety, quality, customer connection, innovation and RCI.

Net cash used by financing activities of $818.8 million in 2021 included $431.3 million for the repurchase of 1,943,900 shares of Snap-on’s common stock, $275.8 million for dividend payments to shareholders and the September 2021 repayment of $250.0 million of 6.125% unsecured notes upon maturity (the “2021 Notes”). These amounts were partially offset by $162.4 million of proceeds from stock purchase and option plan exercises and net proceeds from notes payable and other short-term borrowings of $3.3 million. Net cash used by financing activities of $84.3 million in 2020 included $243.3 million for dividend payments to shareholders, $187.2 million for repayments of notes payable and other short-term borrowings and $174.3 million for the repurchase of 1,109,000 shares of Snap-on’s common stock. These amounts were partially offset by Snap-on’s sale, on April 27, 2020, of $500 million of unsecured 3.10% notes that mature on May 1, 2050 (the “2050 Notes”), at a discount, from which Snap-on received $489.9 million of net proceeds, reflecting $4.4 million of transaction costs, and $55.8 million of proceeds from stock purchase and option plan exercises.

30	SNAP-ON INCORPORATED

Results of Operations
2021 vs. 2020
Results of operations for 2021 and 2020 are as follows:

(Amounts in millions)	2021		2020		Change
Net sales	$4,252.0	100.0%	$3,592.5	100.0%	$659.5	18.4%
Cost of goods sold	(2,141.2)	(50.4)%	(1,844.0)	(51.3)%	(297.2)	(16.1)%
Gross profit	2,110.8	49.6%	1,748.5	48.7%	362.3	20.7%
Operating expenses	(1,259.3)	(29.6)%	(1,116.6)	(31.1)%	(142.7)	(12.8)%
Operating earnings before financial services	851.5	20.0%	631.9	17.6%	219.6	34.8%

Financial services revenue	349.7	100.0%	349.7	100.0%	—	—
Financial services expenses	(77.7)	(22.2)%	(101.1)	(28.9)%	23.4	23.1%
Operating earnings from financial services	272.0	77.8%	248.6	71.1%	23.4	9.4%

Operating earnings	1,123.5	24.4%	880.5	22.3%	243.0	27.6%
Interest expense	(53.1)	(1.2)%	(54.0)	(1.3)%	0.9	1.7%
Other income (expense) – net	16.5	0.4%	8.7	0.2%	7.8	89.7%
Earnings before income taxes and equity earnings	1,086.9	23.6%	835.2	21.2%	251.7	30.1%
Income tax expense	(247.0)	(5.3)%	(189.1)	(4.8)%	(57.9)	(30.6)%
Earnings before equity earnings	839.9	18.3%	646.1	16.4%	193.8	30.0%
Equity earnings, net of tax	1.5	—	0.3	—	1.2	NM
Net earnings	841.4	18.3%	646.4	16.4%	195.0	30.2%
Net earnings attributable to noncontrolling interests	(20.9)	(0.5)%	(19.4)	(0.5)%	(1.5)	(7.7)%
Net earnings attributable to Snap-on Inc.	$820.5	17.8%	$627.0	15.9%	$193.5	30.9%

NM: Not meaningful
Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $4,252.0 million in 2021 increased $659.5 million, or 18.4%, from 2020 levels, reflecting a $550.5 million, or 15.1%, organic gain, $62.6 million of acquisition-related sales and $46.4 million of favorable foreign currency translation.
Gross profit of $2,110.8 million in 2021 increased $362.3 million, or 20.7%, compared to $1,748.5 million last year. Gross margin (gross profit as a percentage of net sales) of 49.6% in 2021 improved 90 basis points (100 basis points (“bps”) equals 1.0 percent) from last year primarily due to higher sales volumes, pricing actions, benefits from the company’s RCI initiatives and 20 basis points from lower costs related to $7.1 million of restructuring charges recorded last year, partially offset by higher material and other costs.
Operating expenses of $1,259.3 million in 2021 compared to $1,116.6 million in 2020. Operating expenses as a percentage of net sales of 29.6% in 2021 improved 150 bps from last year primarily due to higher sales volumes and 10 bps from lower costs related to $5.4 million of restructuring actions recorded in 2020. These items were partially offset by costs associated with higher stock-based expenses and 50 bps of unfavorable acquisition effects.
Operating earnings before financial services of $851.5 million in 2021 increased $219.6 million, or 34.8%, compared to $631.9 million in 2020, which included $12.5 million of charges for restructuring actions. As a percentage of net sales, operating earnings before financial services of 20.0% improved 240 bps from 17.6% last year, which included 30 bps of costs from restructuring actions.

2021 ANNUAL REPORT	31

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial services revenue of $349.7 million in 2021 was unchanged from 2020. Financial services operating earnings of $272.0 million in 2021 compared to $248.6 million last year.
Operating earnings of $1,123.5 million in 2021 increased $243.0 million, or 27.6%, compared to $880.5 million last year, which included $12.5 million of charges for restructuring actions. As a percentage of revenues, operating earnings of 24.4% improved 210 bps from 22.3% last year, which included 30 bps of costs from restructuring actions.
Interest expense in 2021 decreased $0.9 million from last year. See Note 10 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 18 to the Consolidated Financial Statements for information on other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on in both 2021 and 2020 was 23.2%. The 2020 effective tax rate included a 10 bps increase related to restructuring actions. See Note 9 to the Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on in 2021 of $820.5 million, or $14.92 per diluted share, increased $193.5 million, or $3.48 per diluted share, from 2020 levels. Net earnings attributable to Snap-on in 2020 were $627.0 million, or $11.44 per diluted share, which included a $10.3 million, or $0.19 per diluted share, after-tax charge related to the restructuring actions.
Exit and Disposal Activities
Snap-on did not record any costs for exit and disposal activities in 2021. Snap-on recorded costs for exit and disposal activities outside of the United States of $12.5 million in 2020. See Note 8 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.
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

32	SNAP-ON INCORPORATED

Commercial & Industrial Group

(Amounts in millions)	2021		2020		Change
External net sales	$1,095.6	77.9%	$951.4	77.1%	$144.2	15.2%
Intersegment net sales	310.7	22.1%	283.2	22.9%	27.5	9.7%
Segment net sales	1,406.3	100.0%	1,234.6	100.0%	171.7	13.9%
Cost of goods sold	(868.9)	(61.8)%	(781.2)	(63.3)%	(87.7)	(11.2)%
Gross profit	537.4	38.2%	453.4	36.7%	84.0	18.5%
Operating expenses	(327.5)	(23.3)%	(299.7)	(24.3)%	(27.8)	(9.3)%
Segment operating earnings	$209.9	14.9%	$153.7	12.4%	$56.2	36.6%
Segment net sales of $1,406.3 million in 2021 increased $171.7 million, or 13.9%, from 2020 levels, reflecting a $131.9 million, or 10.5%, organic sales increase, $22.5 million of acquisition-related sales and $17.3 million of favorable currency translation. The organic gain reflects higher activity in all of the segment’s operations and includes mid single-digit increases in sales to customers in critical industries.
Segment gross margin in 2021 of 38.2% improved 150 bps from last year, primarily due to benefits from higher sales volumes and 60 bps from lower costs related to $6.4 million of restructuring actions recorded in 2020, partially offset by 40 bps of unfavorable foreign currency effects.
Segment operating expenses as a percentage of net sales in 2021 of 23.3% improved 100 bps as compared to 2020 primarily reflecting the higher sales.
As a result of these factors, segment operating earnings of $209.9 million in 2021, including $3.8 million of unfavorable foreign currency effects, increased $56.2 million, or 36.6%, compared to $153.7 million in 2020, which included $6.4 million of restructuring charges. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 14.9% in 2021 compared to 12.4% last year.
Snap-on Tools Group

(Amounts in millions)	2021		2020		Change
Segment net sales	$1,938.6	100.0%	$1,643.9	100.0%	$294.7	17.9%
Cost of goods sold	(1,055.0)	(54.4)%	(932.1)	(56.7)%	(122.9)	(13.2)%
Gross profit	883.6	45.6%	711.8	43.3%	171.8	24.1%
Operating expenses	(472.5)	(24.4)%	(444.1)	(27.0)%	(28.4)	(6.4)%
Segment operating earnings	$411.1	21.2%	$267.7	16.3%	$143.4	53.6%
Segment net sales of $1,938.6 million in 2021 increased $294.7 million, or 17.9%, from 2020 levels, reflecting a $274.4 million, or 16.5%, organic sales gain and $20.3 million of favorable foreign currency translation. The organic increase is due to double-digit gains in both the U.S. and international operations.
Segment gross margin in 2021 of 45.6% improved 230 bps from last year primarily due to higher sales volumes, pricing actions, benefits from RCI initiatives, and 70 bps of favorable foreign currency effects, partially offset by higher material and other costs.
Segment operating expenses as a percentage of net sales in 2021 of 24.4% improved 260 bps from last year primarily reflecting the higher sales, partially offset by higher stock-based expenses related to the company’s franchisee stock purchase plan.
As a result of these factors, segment operating earnings of $411.1 million in 2021, including $17.0 million of favorable foreign currency effects, increased $143.4 million, or 53.6%, compared to $267.7 million in 2020. Operating margin for the Snap‑on Tools Group of 21.2% in 2021 compared to 16.3% last year.

2021 ANNUAL REPORT	33

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Repair Systems & Information Group

(Amounts in millions)	2021		2020		Change
External net sales	$1,217.8	81.0%	$997.2	80.5%	$220.6	22.1%
Intersegment net sales	285.3	19.0%	241.0	19.5%	44.3	18.4%
Segment net sales	1,503.1	100.0%	1,238.2	100.0%	264.9	21.4%
Cost of goods sold	(813.3)	(54.1)%	(654.9)	(52.9)%	(158.4)	(24.2)%
Gross profit	689.8	45.9%	583.3	47.1%	106.5	18.3%
Operating expenses	(341.2)	(22.7)%	(285.3)	(23.0)%	(55.9)	(19.6)%
Segment operating earnings	$348.6	23.2%	$298.0	24.1%	$50.6	17.0%
Segment net sales of $1,503.1 million in 2021 increased $264.9 million, or 21.4%, from 2020 levels, reflecting a $211.3 million, or 16.9%, organic sales increase, $40.1 million of acquisition-related sales and $13.5 million of favorable foreign currency translation. The organic gain is comprised of an increase of more than 25% in sales of undercar equipment, as well as double-digit gains both in sales of diagnostic and repair information products to independent repair shop owners and managers and in activity focused on OEM dealerships.
Segment gross margin in 2021 of 45.9% declined 120 bps from last year primarily due to the impact of higher sales in lower gross margin businesses, increased material and other costs, and 20 bps of unfavorable foreign currency effects. These declines were partially offset by 60 bps of benefits from acquisitions.
Segment operating expenses as a percentage of net sales in 2021 of 22.7% improved 30 bps from last year primarily due to the higher sales volumes and 30 bps from lower costs related to $4.8 million of restructuring actions recorded in 2020, partially offset by 150 bps of unfavorable acquisition effects.
As a result of these factors, segment operating earnings of $348.6 million in 2021, including $1.6 million of unfavorable foreign currency effects, increased $50.6 million, or 17.0%, from $298.0 million in 2020, which included $5.5 million of restructuring charges. Operating margin for the Repair Systems & Information Group of 23.2% in 2021 compared to 24.1% last year.
Financial Services

(Amounts in millions)	2021		2020		Change
Financial services revenue	$349.7	100.0%	$349.7	100.0%	$—	—
Financial services expenses	(77.7)	(22.2)%	(101.1)	(28.9)%	23.4	23.1%
Segment operating earnings	$272.0	77.8%	$248.6	71.1%	$23.4	9.4%

Financial services revenue is generally dependent on the size of the average financial services portfolio during the period, as well as on the average yield on receivables in the period. Financial services revenue of $349.7 million in 2021 was unchanged from 2020, as the size of the average financial services portfolio and the average yields on receivables were largely the same in both years. In both 2021 and 2020, the average yield on finance receivables was 17.7% and the average yield on contract receivables was 8.5%. Originations of $1,073.2 million in 2021 increased $36.6 million, or 3.5%, from 2020 levels.
Financial services expenses primarily include personnel-related and other general and administrative costs, as well as expenses for credit losses. These expenses are generally more dependent on changes in the financial services portfolio than they are on the revenue of the segment. Financial services expenses in 2021 decreased $23.4 million from last year primarily due to lower provisions for credit losses as compared to those recorded in 2020, which included a $2.6 million charge related to higher credit reserves resulting from the economic uncertainty associated with the COVID-19 pandemic. As a percentage of the average financial services portfolio, financial services expenses were 3.5% and 4.6% in 2021 and 2020, respectively.
As a result of these factors, segment operating earnings of $272.0 million in 2021, including $2.3 million of favorable foreign currency effects, increased $23.4 million, or 9.4%, from 2020 levels.
See Note 1 and Note 4 to the Consolidated Financial Statements for further information on financial services.

34	SNAP-ON INCORPORATED

Corporate
Snap-on’s general corporate expenses in 2021 of $118.1 million compared to $87.5 million last year. The year-over-year increase primarily reflects higher stock-based and performance-based compensation, including costs associated with the company’s employee stock purchase plan, and increased brand-building expenses.

Quarterly Data

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2021
Net sales	$1,024.6	$1,081.4	$1,037.7	$1,108.3	$4,252.0
Gross profit	513.6	543.1	520.7	533.4	2,110.8
Financial services revenue	88.6	86.9	87.3	86.9	349.7
Financial services expenses	(23.3)	(18.0)	(16.7)	(19.7)	(77.7)
Net earnings	197.6	213.2	201.5	229.1	841.4
Net earnings attributable to Snap-on Incorporated	192.6	208.0	196.2	223.7	820.5
Earnings per share – basic*	3.55	3.85	3.65	4.18	15.22
Earnings per share – diluted*	3.50	3.76	3.57	4.10	14.92
Cash dividends paid per share	1.23	1.23	1.23	1.42	5.11

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020
Net sales	$852.2	$724.3	$941.6	$1,074.4	$3,592.5
Gross profit	421.6	341.2	469.5	516.2	1,748.5
Financial services revenue	85.9	84.6	85.8	93.4	349.7
Financial services expenses	(29.0)	(27.0)	(20.2)	(24.9)	(101.1)
Net earnings	142.0	105.9	184.7	213.8	646.4
Net earnings attributable to Snap-on Incorporated	137.2	101.2	179.7	208.9	627.0
Earnings per share – basic*	2.52	1.86	3.31	3.85	11.55
Earnings per share – diluted*	2.49	1.85	3.28	3.82	11.44
Cash dividends paid per share	1.08	1.08	1.08	1.23	4.47

*	Amounts may not total to annual earnings per share because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during each respective period.

2021 ANNUAL REPORT	35

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Fourth Quarter
Results of operations for the fourth quarters of 2021 and 2020 are as follows:

	Fourth Quarter
(Amounts in millions)	2021		2020		Change
Net sales	$1,108.3	100.0%	$1,074.4	100.0%	$33.9	3.2%
Cost of goods sold	(574.9)	(51.9)%	(558.2)	(52.0)%	(16.7)	(3.0)%
Gross profit	533.4	48.1%	516.2	48.0%	17.2	3.3%
Operating expenses	(301.2)	(27.1)%	(300.0)	(27.9)%	(1.2)	(0.4)%
Operating earnings before financial services	232.2	21.0%	216.2	20.1%	16.0	7.4%

Financial services revenue	86.9	100.0%	93.4	100.0%	(6.5)	(7.0)%
Financial services expenses	(19.7)	(22.7)%	(24.9)	(26.7)%	5.2	20.9%
Operating earnings from financial services	67.2	77.3%	68.5	73.3%	(1.3)	(1.9)%

Operating earnings	299.4	25.1%	284.7	24.4%	14.7	5.2%
Interest expense	(11.3)	(0.9)%	(15.4)	(1.3)%	4.1	26.6%
Other income (expense) – net	5.1	0.3%	2.4	0.2%	2.7	NM
Earnings before income taxes and equity earnings	293.2	24.5%	271.7	23.3%	21.5	7.9%
Income tax expense	(64.1)	(5.3)%	(58.2)	(5.0)%	(5.9)	(10.1)%
Earnings before equity earnings	229.1	19.2%	213.5	18.3%	15.6	7.3%
Equity earnings, net of tax	—	—	0.3	—	(0.3)	NM
Net earnings	229.1	19.2%	213.8	18.3%	15.3	7.2%
Net earnings attributable to noncontrolling interests	(5.4)	(0.5)%	(4.9)	(0.4)%	(0.5)	(10.2)%
Net earnings attributable to Snap-on Inc.	$223.7	18.7%	$208.9	17.9%	$14.8	7.1%

NM: Not meaningful
Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $1,108.3 million in the fourth quarter of 2021 increased $33.9 million, or 3.2%, from 2020 levels, reflecting a $24.7 million, or 2.3%, organic gain and $12.2 million of acquisition-related sales, partially offset by $3.0 million of unfavorable foreign currency translation.
Gross profit of $533.4 million in the fourth quarter of 2021 increased $17.2 million, or 3.3%, compared to $516.2 million last year. Gross margin of 48.1% in the quarter improved 10 bps from the fourth quarter of 2020 primarily due to higher sales volumes, pricing actions, 30 bps of favorable foreign currency effects, and benefits from the company’s RCI initiatives, which offset higher material and other costs.
Operating expenses of $301.2 million in the fourth quarter of 2021 compared to $300.0 million last year. Operating expenses as a percentage of net sales of 27.1% in the quarter improved 80 bps from last year primarily due to higher sales volumes and 10 bps from lower costs related to $1.0 million of restructuring actions recorded in the fourth quarter of 2020. These items were partially offset by 40 bps of unfavorable acquisition effects.
Operating earnings before financial services of $232.2 million in the fourth quarter of 2021 increased $16.0 million, or 7.4%, compared to $216.2 million in the fourth quarter of 2020, which included $1.0 million of charges for restructuring actions. As a percentage of net sales, operating earnings before financial services of 21.0%, improved 90 bps from 20.1% last year.
Financial services revenue of $86.9 million in the fourth quarter of 2021 compared to $93.4 million last year. Financial services operating earnings of $67.2 million in the period compared to $68.5 million in 2020.

36	SNAP-ON INCORPORATED

Operating earnings of $299.4 million in the fourth quarter of 2021, increased $14.7 million, or 5.2%, compared to $284.7 million last year, which included $1.0 million of charges for restructuring actions. As a percentage of revenues, operating earnings of 25.1% in the quarter compared to 24.4% last year.
Interest expense in the fourth quarter of 2021 decreased $4.1 million from last year primarily as a result of lower year-over-year outstanding debt levels. See Note 10 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 18 to the Consolidated Financial Statements for information on other income (expense) – net.
Snap-on’s fourth quarter 2021 effective income tax rate on earnings attributable to Snap-on was 22.3%. The 2020 effective income tax rate was 21.8%, which included a 10 bps increase related to the restructuring actions. See Note 9 to the Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on in the fourth quarter of 2021 of $223.7 million, or $4.10 per diluted share, increased $14.8 million, or $0.28 per diluted share, from 2020 levels. Net earnings attributable to Snap-on in the fourth quarter of 2020 were $208.9 million, or $3.82 per diluted share, which included a $1.0 million, or $0.02 per diluted share, after-tax charge related to the restructuring actions.
Exit and Disposal Activities
Snap-on did not record any exit and disposal costs for the three months ended January 1, 2022. Snap-on recorded costs for exit and disposal activities in Europe of $1.0 million in the three months ended January 2, 2021. See Note 8 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.
Segment Results
Commercial & Industrial Group

	Fourth Quarter
(Amounts in millions)	2021		2020		Change
External net sales	$278.1	77.5%	$284.2	78.0%	$(6.1)	(2.1)%
Intersegment net sales	80.6	22.5%	80.2	22.0%	0.4	0.5%
Segment net sales	358.7	100.0%	364.4	100.0%	(5.7)	(1.6)%
Cost of goods sold	(227.8)	(63.5)%	(226.6)	(62.2)%	(1.2)	(0.5)%
Gross profit	130.9	36.5%	137.8	37.8%	(6.9)	(5.0)%
Operating expenses	(80.8)	(22.5)%	(81.6)	(22.4)%	0.8	1.0%
Segment operating earnings	$50.1	14.0%	$56.2	15.4%	$(6.1)	(10.9)%
Segment net sales of $358.7 million in the fourth quarter of 2021 decreased $5.7 million, or 1.6%, from 2020 levels, including a $1.6 million, or 0.4%, organic sales decline and $4.1 million of unfavorable foreign currency translation. The organic decrease primarily reflects a low single-digit decline in sales to customers in critical industries, including lower sales to the military.
Segment gross margin in the fourth quarter of 2021 of 36.5% declined 130 bps primarily due to higher material and other costs and 10 bps of unfavorable foreign currency effects, partially offset by benefits from the segment’s RCI initiatives.

Segment operating expenses as a percentage of net sales of 22.5% in the fourth quarter of 2021 compared to 22.4% last year.
As a result of these factors, segment operating earnings of $50.1 million in the fourth quarter of 2021, including $1.2 million of unfavorable foreign currency effects, decreased $6.1 million from 2020 levels. Operating margin for the Commercial & Industrial Group of 14.0% in the quarter compared to 15.4% last year.

2021 ANNUAL REPORT	37

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Snap-on Tools Group

	Fourth Quarter
(Amounts in millions)	2021		2020		Change
Segment net sales	$504.8	100.0%	$494.9	100.0%	$9.9	2.0%
Cost of goods sold	(283.3)	(56.1)%	(282.8)	(57.1)%	(0.5)	(0.2)%
Gross profit	221.5	43.9%	212.1	42.9%	9.4	4.4%
Operating expenses	(111.0)	(22.0)%	(118.5)	(24.0)%	7.5	6.3%
Segment operating earnings	$110.5	21.9%	$93.6	18.9%	$16.9	18.1%

Segment net sales of $504.8 million in the fourth quarter of 2021 increased $9.9 million, or 2.0%, from 2020 levels, reflecting a $7.9 million, or 1.6%, organic sales increase and $2.0 million of favorable foreign currency translation. The organic increase is due to a low single-digit gain in the U.S. franchise business, partially offset by a low single-digit decline in the segment’s international operations.
Segment gross margin in the fourth quarter of 43.9% improved 100 bps from last year primarily due to higher sales volumes, pricing actions, and 60 bps of favorable foreign currency effects, which offset higher material and other costs.
Segment operating expenses as a percentage of net sales of 22.0% in the fourth quarter improved 200 bps from last year primarily reflecting the higher sales, as well as benefits from ongoing cost containment efforts.
As a result of these factors, segment operating earnings of $110.5 million in the fourth quarter of 2021, including $3.6 million of favorable foreign currency effects, increased $16.9 million, or 18.1%, from 2020 levels. Operating margin for the Snap‑on Tools Group of 21.9% in the quarter compared to 18.9% last year.
Repair Systems & Information Group

	Fourth Quarter
(Amounts in millions)	2021		2020		Change
External net sales	$325.4	82.9%	$295.3	81.8%	$30.1	10.2%
Intersegment net sales	67.1	17.1%	65.8	18.2%	1.3	2.0%
Segment net sales	392.5	100.0%	361.1	100.0%	31.4	8.7%
Cost of goods sold	(211.5)	(53.9)%	(194.8)	(53.9)%	(16.7)	(8.6)%
Gross profit	181.0	46.1%	166.3	46.1%	14.7	8.8%
Operating expenses	(83.8)	(21.3)%	(76.3)	(21.2)%	(7.5)	(9.8)%
Segment operating earnings	$97.2	24.8%	$90.0	24.9%	$7.2	8.0%
Segment net sales of $392.5 million in the fourth quarter of 2021 increased $31.4 million, or 8.7%, from 2020 levels, reflecting a $19.7 million, or 5.5%, organic sales increase and $12.2 million of acquisition-related sales, partially offset by $0.5 million of unfavorable foreign currency translation. The organic gain is comprised of a double-digit increase in sales of undercar equipment and a mid single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers, partially offset by a low single-digit decrease in sales to OEM dealerships.
Segment gross margin in the fourth quarter of 46.1% was unchanged from last year. Benefits from pricing actions and 60 bps from acquisitions were offset by increased material and other costs.
Segment operating expenses as a percentage of net sales in the fourth quarter of 21.3%, increased 10 bps from last year primarily due to 150 bps of unfavorable acquisition effects in 2021, partially offset by the impact of higher sales volumes and 30 bps from lower costs related to $1.0 million of restructuring actions recorded in the fourth quarter of 2020.

As a result of these factors, segment operating earnings of $97.2 million in the fourth quarter of 2021, including $0.3 million of favorable foreign currency effects, increased $7.2 million, or 8.0%, from $90.0 million in 2020, which included $1.0 million of restructuring charges. Operating margin for the Repair Systems & Information Group of 24.8% in the quarter compared to 24.9% last year.

38	SNAP-ON INCORPORATED

Financial Services

	Fourth Quarter
(Amounts in millions)	2021		2020		Change
Financial services revenue	$86.9	100.0%	$93.4	100.0%	$(6.5)	(7.0)%
Financial services expenses	(19.7)	(22.7)%	(24.9)	(26.7)%	5.2	20.9%
Segment operating earnings	$67.2	77.3%	$68.5	73.3%	$(1.3)	(1.9)%

Financial services revenue of $86.9 million in the fourth quarter of 2021 decreased $6.5 million, or 7.0%, from $93.4 million last year, primarily as a result of an additional week of interest income from the 53-week 2020 fiscal year. In the fourth quarters of both 2021 and 2020, the average yield on finance receivables was 17.7% and the average yield on contract receivables was 8.5%. Originations of $256.3 million in the fourth quarter of 2021 decreased $16.1 million, or 5.9%, from 2020 levels.

Financial services expenses in the fourth quarter of 2021 decreased $5.2 million from last year primarily due to lower provisions for credit losses as compared to those recorded in the fourth quarter of 2020. As a percentage of the average financial services portfolio, financial services expenses were 0.9% and 1.1% for the fourth quarters of 2021 and 2020, respectively.

As a result of these factors, segment operating earnings of $67.2 million in the fourth quarter of 2021, including $0.2 million of favorable foreign currency effects, decreased $1.3 million, or 1.9%, from 2020 levels.
See Note 1 and Note 4 to the Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s fourth quarter 2021 general corporate expenses of $25.6 million compared to $23.6 million last year. The year-over-year increase in general corporate expenses is primarily due to higher performance-based compensation costs.

Non-GAAP Supplemental Data

The following non-GAAP supplemental data is presented for informational purposes to provide readers with insight into the information used by management for assessing the operating performance of Snap-on’s non-financial services (“Operations”) and “Financial Services” businesses.

The supplemental Operations data reflects the results of operations and financial position of Snap-on’s tools, diagnostics, equipment products, software, and other non-financial services operations with Financial Services presented on the equity method. The supplemental Financial Services data reflects the results of operations and financial position of Snap-on’s U.S. and international financial services operations. The financing needs of Financial Services are met through intersegment borrowings and cash generated from Operations; Financial Services is charged interest expense on intersegment borrowings at market rates. Income taxes are charged to Financial Services on the basis of the specific tax attributes generated by the U.S. and international financial services businesses. Transactions between the Operations and Financial Services businesses were eliminated to arrive at the Consolidated Financial Statements.

2021 ANNUAL REPORT	39

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Statements of Earnings information for 2021, 2020 and 2019 is as follows:

	Operations*			Financial Services
(Amounts in millions)	2021	2020	2019	2021	2020	2019
Net sales	$4,252.0	$3,592.5	$3,730.0	$—	$—	$—
Cost of goods sold	(2,141.2)	(1,844.0)	(1,886.0)	—	—	—
Gross profit	2,110.8	1,748.5	1,844.0	—	—	—
Operating expenses	(1,259.3)	(1,116.6)	(1,127.6)	—	—	—
Operating earnings before financial services	851.5	631.9	716.4	—	—	—

Financial services revenue	—	—	—	349.7	349.7	337.7
Financial services expenses	—	—	—	(77.7)	(101.1)	(91.8)
Operating earnings from financial services	—	—	—	272.0	248.6	245.9

Operating earnings	851.5	631.9	716.4	272.0	248.6	245.9
Interest expense	(53.0)	(53.8)	(48.8)	(0.1)	(0.2)	(0.2)
Intersegment interest income (expense) – net	57.1	68.5	70.5	(57.1)	(68.5)	(70.5)
Other income (expense) – net	16.4	8.5	8.9	0.1	0.2	(0.1)
Earnings before income taxes and equity earnings	872.0	655.1	747.0	214.9	180.1	175.1
Income tax expense	(193.3)	(142.7)	(166.6)	(53.7)	(46.4)	(45.2)
Earnings before equity earnings	678.7	512.4	580.4	161.2	133.7	129.9
Financial services – net earnings attributable to Snap-on	161.2	133.7	129.9	—	—	—
Equity earnings, net of tax	1.5	0.3	0.9	—	—	—
Net earnings	841.4	646.4	711.2	161.2	133.7	129.9
Net earnings attributable to noncontrolling interests	(20.9)	(19.4)	(17.7)	—	—	—
Net earnings attributable to Snap-on	$820.5	$627.0	$693.5	$161.2	$133.7	$129.9

* Snap-on with Financial Services presented on the equity method.

40	SNAP-ON INCORPORATED

Non-GAAP Supplemental Consolidating Data – Supplemental Balance Sheet Information as of 2021 and 2020 year end is as follows:

	Operations*		Financial Services
(Amounts in millions)	2021	2020	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$779.9	$923.2	$0.1	$0.2
Intersegment receivables	12.5	14.6	—	0.2
Trade and other accounts receivable – net	681.7	639.7	0.6	1.0
Finance receivables – net	—	—	542.3	530.2
Contract receivables – net	6.4	7.0	104.0	105.5
Inventories – net	803.8	746.5	—	—
Prepaid expenses and other assets	136.8	131.1	7.4	7.8
Total current assets	2,421.1	2,462.1	654.4	644.9

Property and equipment – net	516.5	524.4	1.7	1.8
Operating lease right-of-use assets	50.0	49.7	1.9	2.2
Investment in Financial Services	350.6	349.8	—	—
Deferred income tax assets	26.5	27.6	23.0	22.7
Intersegment long-term notes receivable	570.1	316.9	—	—
Long-term finance receivables – net	—	—	1,114.0	1,136.3
Long-term contract receivables – net	9.7	12.4	368.5	362.3
Goodwill	1,116.5	982.4	—	—
Other intangibles – net	301.7	260.8	—	—
Other assets	188.6	103.9	0.1	0.1
Total assets	$5,551.3	$5,090.0	$2,163.6	$2,170.3

* Snap-on with Financial Services presented on the equity method.

2021 ANNUAL REPORT	41

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Balance Sheet Information (continued):

	Operations*		Financial Services
(Amounts in millions)	2021	2020	2021	2020
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$17.4	$18.5	$—	$250.0
Accounts payable	276.6	222.3	1.0	0.6
Intersegment payables	—	—	12.5	14.8
Accrued benefits	67.4	59.7	—	—
Accrued compensation	110.9	87.2	3.9	2.7
Franchisee deposits	80.7	78.4	—	—
Other accrued liabilities	407.1	418.8	26.8	35.9
Total current liabilities	960.1	884.9	44.2	304.0

Long-term debt and intersegment long-term debt	—	—	1,753.0	1,499.0
Deferred income tax liabilities	122.7	70.4	—	—
Retiree health care benefits	31.1	34.5	—	—
Pension liabilities	104.9	127.1	—	—
Operating lease liabilities	32.5	31.6	1.7	2.4
Other long-term liabilities	96.2	94.9	14.1	15.1
Total liabilities	1,347.5	1,243.4	1,813.0	1,820.5

Total shareholders’ equity attributable to Snap-on	4,181.9	3,824.9	350.6	349.8
Noncontrolling interests	21.9	21.7	—	—
Total equity	4,203.8	3,846.6	350.6	349.8
Total liabilities and equity	$5,551.3	$5,090.0	$2,163.6	$2,170.3

* Snap-on with Financial Services presented on the equity method.

42	SNAP-ON INCORPORATED

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

Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of February 4, 2022, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurance that financing will be available in the future on acceptable terms, or that its debt ratings will not decrease.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

As of 2021 year end, working capital (current assets less current liabilities) of $2,071.2 million increased $153.1 million from $1,918.1 million as of 2020 year end primarily as a result of other net changes in working capital discussed below.
The following represents the company’s working capital position as of 2021 and 2020 year end:

(Amounts in millions)	2021	2020
Cash and cash equivalents	$780.0	$923.4
Trade and other accounts receivable – net	682.3	640.7
Finance receivables – net	542.3	530.2
Contract receivables – net	110.4	112.5
Inventories – net	803.8	746.5
Prepaid expenses and other assets	134.6	129.7
Total current assets	3,053.4	3,083.0

Notes payable and current maturities of long-term debt	(17.4)	(268.5)
Accounts payable	(277.6)	(222.9)
Other current liabilities	(687.2)	(673.5)
Total current liabilities	(982.2)	(1,164.9)
Working capital	$2,071.2	$1,918.1

Cash and cash equivalents of $780.0 million as of 2021 year end decreased $143.4 million from 2020 year-end levels primarily due to: (i) the funding of $878.1 million of new finance receivables; (ii) the repurchase of 1,943,900 shares of the company’s common stock for $431.3 million; (iii) dividend payments to shareholders of $275.8 million; (iv) the repayment of $250.0 million of the 2021 Notes; (v) the funding of $199.7 million for acquisitions; and (vi) the funding of $70.1 million for capital expenditures. These decreases in cash and cash equivalents were partially offset by: (i) $966.6 million of cash generated from operations; (ii) $854.2 million of cash from collections of finance receivables; (iii) $162.4 million of cash proceeds from stock purchase and option plan exercises; and (iv) $3.3 million of net proceeds from notes payable and other short-term borrowings.

Of the $780.0 million of cash and cash equivalents as of 2021 year end, $293.1 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act (“Tax Act”) generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it can be accomplished in a tax efficient manner.

2021 ANNUAL REPORT	43

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Trade and other accounts receivable – net of $682.3 million as of 2021 year end increased $41.6 million from 2020 year-end levels primarily due to higher sales and $9.7 million from acquisitions, partially offset by $12.5 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 58 days and 64 days at the respective 2021 and 2020 year ends.

The current portions of net finance and contract receivables of $652.7 million as of 2021 year end compared to $642.7 million at 2020 year end. The long-term portions of net finance and contract receivables of $1,492.2 million as of 2021 year end compared to $1,511.0 million at 2020 year end. The combined $8.8 million decrease in net current and long-term finance and contract receivables compared to 2020 year-end levels is primarily due to $36.6 million of higher originations more than offset by collections and other reductions as well as $2.6 million of unfavorable foreign currency translation.

Inventories – net of $803.8 million as of 2021 year end increased $57.3 million from 2020 year-end levels primarily to support higher customer demand, new product innovations and $2.8 million from acquisitions, partially offset by $16.1 million of foreign currency translation. As of 2021 and 2020 year end, inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 2.8 turns and 2.4 turns, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of 2021 and 2020 year end approximated 60% and 57% of total inventories, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $87.2 million and $84.0 million at 2021 and 2020 year end, respectively.

As of 2021 year end, notes payable and current maturities of long-term debt consisted of $17.4 million of other notes. Notes payable of $268.5 million as of 2020 year end consisted of $250.0 million of the 2021 Notes and $18.5 million of other notes.
Average notes payable outstanding, including commercial paper borrowings in 2020 and short-term credit facility borrowings in both years, were $16.7 million and $68.4 million in 2021 and 2020, respectively. The 2021 weighted-average interest rate on such borrowings of 8.39% compared with 2.98% in 2020. There were no commercial paper borrowings during 2021. Average commercial paper borrowings were $41.0 million in 2020 with a weighted-average interest rate of 1.53%. No commercial paper was outstanding as of year-end 2021 or 2020. There were no amounts borrowed under the short-term credit facility during 2021. Average short-term credit facility borrowings were $13.9 million in 2020 with a weighted-average interest rate of 1.7%. No amounts were outstanding under the short-term credit facility as of year-end 2021 or 2020. At 2021 year end, the weighted-average interest rate on outstanding notes payable of 8.39% compared with 8.87% in 2020. The 2021 year-end rate decreased primarily due to lower rates on local borrowings in emerging markets.

Accounts payable of $277.6 million as of 2021 year end increased $54.7 million from 2020 year-end levels, primarily due to the timing of payments and $3.4 million from acquisitions, partially offset by $3.4 million of foreign currency translation.

Other accrued liabilities of $424.3 million as of 2021 year end decreased $21.2 million from 2020 year-end levels primarily due to lower tax accruals and $7.1 million of foreign currency translation, partially offset by $3.7 million from acquisitions.

Long-term debt of $1,182.9 million as of 2021 year end consisted of: (i) $300.0 million of unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”); (ii) $400.0 million of unsecured 4.10% notes that mature on March 1, 2048 (“the 2048 Notes”); and (iii) $500.0 million of 3.10% notes that mature on May 1, 2050 (the “2050 Notes”), partially offset by $17.1 million from the net effects of debt amortization costs.

Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of January 1, 2022. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of January 1, 2022, the company’s actual ratios of 0.09 and 0.37 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

44	SNAP-ON INCORPORATED

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of 2021 year end, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.
Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, if it believes conditions are favorable, it may take advantage of such conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions of $9.4 million to its foreign pension plans and $9.5 million to its domestic pension plans in 2022, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2022.
Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, additional fixed-term debt and/or securitizations.
The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities of $966.6 million in 2021 decreased $42.0 million from $1,008.6 million in 2020. The $42.0 million decrease is primarily due to a $253.6 million change in net operating assets and liabilities, partially offset by a $195.0 million increase in net earnings.

Depreciation expense was $75.6 million in 2021 and $73.3 million in 2020. Amortization expense was $29.2 million in 2021 and $23.4 million in 2020. See Note 7 to the Consolidated Financial Statements for information on goodwill and other intangible assets.

Investing Activities

Net cash used by investing activities of $290.4 million in 2021 included additions to finance receivables of $878.1 million, partially offset by collections of $854.2 million. Net cash used by investing activities of $187.8 million in 2020 included additions to finance receivables of $835.0 million, partially offset by collections of $750.3 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics, and equipment products on an extended-term payment plan, generally with payment terms of approximately four years.
Net cash used by investing activities in 2021 also included a total of $199.7 million for the acquisitions of Dealer-FX, AutoCrib Germany and Pradines. Net cash used by investing activities in 2020 included a total of $41.5 million for the acquisitions of Sigmavision and AutoCrib and a $0.2 million working capital adjustment for the 2019 Cognitran acquisition. See Note 3 to the Consolidated Financial Statements for information about acquisitions.
Capital expenditures in 2021 and 2020 totaled $70.1 million and $65.6 million, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes. The company also invested in: (i) new product, efficiency, safety and cost reduction initiatives that are intended to expand and improve its manufacturing and distribution capabilities worldwide; (ii) new production and machine tooling to enhance manufacturing operations, as well as ongoing replacements of manufacturing and distribution equipment, particularly in the United States; and (iii) the ongoing enhancement of the company’s global enterprise resource planning (ERP) management information systems. Snap-on believes that its cash generated from operations, as well as its available cash on hand and funds available from its credit facilities will be sufficient to fund the company’s capital expenditure requirements in 2022.

2021 ANNUAL REPORT	45

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financing Activities

Net cash used by financing activities of $818.8 million in 2021 included the $250.0 million repayment of the 2021 Notes at maturity and net proceeds from notes payable and other short-term borrowings of $3.3 million. Net cash used by financing activities of $84.3 million in 2020 included Snap-on’s sale, on April 27, 2020, of $500 million of the 2050 Notes at a discount, from which Snap-on received $489.9 million of net proceeds, reflecting $4.4 million of transaction costs, partially offset by repayments of notes payable and other short-term borrowings of $187.2 million.
Proceeds from stock purchase and option plan exercises totaled $162.4 million in 2021 and $55.8 million in 2020. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, as well as stock options, and for other corporate purposes. In 2021, Snap-on repurchased 1,943,900 shares of its common stock for $431.3 million under its previously announced share repurchase programs. As of 2021 year end, Snap-on had remaining availability to repurchase up to an additional $454.9 million in common stock pursuant to its Board’s authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on repurchased 1,109,000 shares of its common stock for $174.3 million in 2020. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid in 2021 and 2020 totaled $275.8 million and $243.3 million, respectively. On November 4, 2021, the company announced that its Board increased the quarterly cash dividend by 15.4% to $1.42 per share ($5.68 per share annualized). Quarterly dividends in 2021 were $1.42 per share in the fourth quarter and $1.23 per share in the first three quarters ($5.11 per share for the year). Quarterly dividends in 2020 were $1.23 per share in the fourth quarter and $1.08 per share in the first three quarters ($4.47 per share for the year).

	2021	2020
Cash dividends paid per common share	$5.11	$4.47
Cash dividends paid as a percentage of prior-year retained earnings	5.3%	5.1%
Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in 2022.

Contractual Obligations and Commitments

Snap-on’s contractual obligations for long-term debt and operating and finance leases are reflected in the Consolidated Balance Sheets; see Note 10 and Note 17 to the Consolidated Financial Statements for information on the company’s long-term debt and leases. Snap-on also enters into contracts for future purchases in the normal course of business. As of year-end 2021, the company had $147.5 million in purchase commitments to be paid in 2022 and $17.3 million to be paid thereafter.

Snap-on intends to make contributions of $9.4 million to its foreign pension plans and $9.5 million to its domestic pension plans in 2022, as required by law.  Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2022; see Note 12 and Note 13 to the Consolidated Financial Statements for information on the company’s benefit plans and payments.

Due to the uncertainty of the timing of settlements with taxing authorities, Snap-on is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits totaling $8.9 million for its remaining uncertain tax liabilities. See Note 9 to the Consolidated Financial Statements for information on income taxes.

46	SNAP-ON INCORPORATED

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

Snap-on is and has been engaged in the handling, manufacture, use and disposal of many substances classified as hazardous or toxic by one or more regulatory agencies. Snap-on believes that, as a general matter, its handling, manufacture, use and disposal of these substances are in accordance with environmental laws and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect substances in the environment or increasingly strict environmental laws and standards and enforcement policies, could affect the company’s handling, manufacture, use or disposal of these substances.

In recent years there has been increased public awareness, concern and focus on environmental and sustainability issues, including matters related to global climate change. The current focus on these matters is expected to result in additional and/or more restrictive regulations, requirements and/or industry or third-party standards to reduce or mitigate global warming and other environmental or sustainability risks, though the timing is uncertain. Snap-on is monitoring developments in this area.

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

Allowance for Credit Losses on Finance Receivables: The allowance for credit losses on finance receivables is maintained at a level management believes is adequate to cover expected losses in Snap-on’s finance receivables portfolio as of the reporting date. The allowance represents management’s estimate of the expected losses in the company’s finance receivables portfolio based on ongoing assessments and evaluations of credit losses over the expected contractual life of the receivables portfolio considering collectability, historical loss experience, current conditions and future market changes. Determination of the proper level of allowance requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowance takes into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current and future economic conditions and credit risk characteristics. Some of these factors are influenced by items such as the customers’ financial condition, past payment experience, credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral. Changes in economic conditions and assumptions, including the resulting credit quality metrics relative to the performance of the finance receivables portfolio, create uncertainty and could result in changes to both the allowance for credit losses and provision for credit losses.

2021 ANNUAL REPORT	47

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Management utilizes established policies and procedures in an effort to ensure the estimates and assumptions are well controlled, reviewed and consistently applied. As of January 1, 2022, the ratio of the allowance for credit losses to finance receivables was 3.90%. As of January 2, 2021, the allowance ratio was 4.38%. While management believes it exercises prudent judgment and applies reasonable assumptions in establishing its estimates for allowances for finance receivables, there can be no assurance that changes in economic conditions or other factors would not adversely impact the financial health of our customers and result in changes to the estimates used in the allowance calculation. For reference, a 100 bps increase in the allowance ratios for finance receivables as of January 1, 2022, would have increased Snap-on’s 2021 provision for credit losses and related allowance for credit losses by approximately $17.2 million.

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

Snap-on evaluates the recoverability of goodwill by utilizing an income approach that estimates the fair value of the future discounted cash flows of the reporting units to which the goodwill relates. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. This approach reflects management’s internal outlook at the reporting units, which management believes provides the best determination of value due to management’s insight and experience with the reporting units. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, working capital levels, expected benefits from RCI initiatives, and a weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. The company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2021 impairment calculations were evaluated in light of then-current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the company’s reporting units in an orderly transaction.

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

48	SNAP-ON INCORPORATED

Snap-on completed its annual impairment testing of goodwill in the second quarter of 2021, which did not result in any impairment. As of 2021 year end, the company has no accumulated impairment losses. Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 11 reporting units. Based on the company’s second quarter 2021 impairment testing, and assuming a hypothetical 10% decrease in the estimated fair values of each of its 11 reporting units, the hypothetical fair value of each of the company’s 11 reporting units would have been greater than its carrying value. See Note 7 to the Consolidated Financial Statements for further information about goodwill.

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

Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. In 2021, the long-term investment performance objective for Snap-on’s domestic plans’ assets was to achieve net of expense returns that met or exceeded the 6.75% domestic expected return on plan assets assumption. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets. As of 2021 year end, Snap-on’s domestic pension plans’ assets comprised approximately 86% of the company’s worldwide pension plan assets.

Based on forward-looking capital market expectations, Snap-on selected an expected return on plan assets assumption for its U.S. pension plans of 6.50%, a decrease of 25 bps from 2021, to be used in determining pension expense for 2022. In estimating the domestic expected return on plan assets, Snap-on utilizes a nominal returns forecasting method. For each asset class, future returns are estimated by identifying the premium of riskier asset classes over lower risk alternatives. The methodology constructs expected returns using a “building block” approach to the individual components of total return. These forecasts are stated in both nominal and real (after inflation) terms. This process first considers the long-term historical return premium based on the longest set of data available for each asset class. These premiums, calculated using the geometric mean, are then adjusted based on current relative valuation levels, macro-economic conditions, and the expected alpha related to active investment management. The asset return assumption is also adjusted by an implicit expense load for estimated administrative and investment-related expenses. Since asset allocation is a key determinant of expected investment returns, the current and expected mix of plan assets are also considered when setting the assumption.

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected rate of return assumption for Snap-on’s domestic pension plans’ assets by 50 bps would have increased Snap-on’s 2021 domestic pension expense by approximately $6.2 million.

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The domestic discount rate as of 2021 and 2020 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries and which incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.

2021 ANNUAL REPORT	49

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The selection of the 2.9% weighted-average discount rate for Snap-on’s domestic pension plans as of 2021 year end (compared to 2.7% as of 2020 year end) represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 bps would have increased Snap-on’s 2021 domestic pension expense and projected benefit obligation by approximately $4.0 million and $77.0 million, respectively. As of 2021 year end, Snap-on’s domestic projected benefit obligation comprised approximately 82% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 2.0% (compared to 1.7% as of 2020 year end) represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 bps would have increased Snap-on’s 2021 foreign pension expense and projected benefit obligation by approximately $2.4 million and $27.8 million, respectively.

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

To determine the 2022 net periodic benefit cost, Snap-on is using weighted-average discount rates for its domestic and foreign pension plans of 2.9% and 2.0%, respectively, and an expected return on plan assets for its domestic pension plans of 6.50%. The expected returns on plan assets for foreign pension plans ranged from 1.3% to 5.6% as of 2021 year end. Due to the net change in these two key assumptions, in addition to the overall benefit plan status, Snap-on expects to have pension income in 2022. Other factors, such as changes in plan demographics and discretionary contributions, may further increase or decrease pension income in 2022. See Note 12 to the Consolidated Financial Statements for further information on pension plans.

Outlook

COVID-19, its subsequent variants, as well as related supply chain inefficiencies, continue to impact economic activity worldwide in 2022. Snap-on is accommodating to the virus-related turbulence and is capitalizing on opportunities in this mixed environment. The company believes that our markets and our operations possess and, indeed, have demonstrated considerable resilience against the impact of the virus and that there will be ongoing advancement even in the midst of the pandemic. The trajectory, however, may be uncertain due to the evolving nature and duration of the situation.

Snap-on expects to make continued progress in 2022 along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, it is projected that capital expenditures in 2022 will be in a range of $90 million to $100 million. Snap-on continues to respond to global macroeconomic challenges through its RCI process and other cost reduction initiatives.

Snap-on currently anticipates that its full year 2022 effective income tax rate will be in the range of 23% to 24%.

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
The estimated maximum potential net one-day loss in fair value, calculated using the VAR model, as of 2021 and 2020 year end was $20.6 million and $13.9 million, respectively, on interest rate-sensitive financial instruments, and $0.3 million and $0.1 million, respectively, on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.
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

2021 ANNUAL REPORT	51

Credit Risk
Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to extending credit, each customer is evaluated, taking into consideration various factors, including the customer’s financial condition, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the customer’s ability to repay, as well as the value of the underlying collateral. Finance receivable credit risk is also monitored regularly through the use of internal proprietary custom scoring models to evaluate each transaction at the time of the application for credit. Snap‑on evaluates credit quality through the use of an internal proprietary measuring system that provides a framework to analyze finance receivables on the basis of risk factors of the individual obligor as well as transaction specific risk. The finance receivables are typically monitored through an asset quality review process that closely monitors past due accounts and initiates a progressive collection action process when appropriate.
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
Economic Risk
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets. For example, the company is monitoring the impact of and developments related to the ongoing COVID-19 pandemic, which continues to have an impact on the global economy. While inflation has become more prevalent in the world economy, Snap-on has taken steps to control and offset associated cost increases through its supply chain management, pricing actions, and deployment of Rapid Continuous Improvement (“RCI”). In addition, the company continues to monitor developments related to the United Kingdom’s exit from the European Union, and the effects this may have on the world economy and the company.
As a result of the above market, credit and economic risks, net earnings and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year.
Commodity Risk
Snap-on is a purchaser of certain commodities such as steel, natural gas and electricity. The company is also a purchaser of components and parts that are integrated into the company’s end products, as well as the purchaser of certain finished goods, all of which may contain various commodities including steel, aluminum, nickel, copper and others. Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers, and the company continuously works to expand and enhance supplier relationships to meet its supply needs.
The principal raw material used in the manufacture of the company’s products is steel, which the company purchases in competitive, price-sensitive markets. To meet Snap-on’s high quality standards, the company’s steel requirements range from specialized alloys, which are available only from a limited group of approved suppliers, to common alloys, which are available from multiple suppliers. Some of these materials have been, and in the future may be, in short supply, particularly in the event of mill shutdowns or production cut backs, as well as from supply chain disruptions or inefficiencies, some of which may be associated with significant weather or climate-related events. As some steel alloys require specialized manufacturing procedures, Snap-on could experience shortages if it were required to use an alternative manufacturer on short notice. Steel and other raw materials, components and certain finished goods can exhibit price and demand cyclicality, including as a result of tariffs and other trade protection measures. Associated unexpected price increases could result in an erosion of product margins or require Snap-on to increase prices to customers to maintain margins.
To the extent that commodity prices increase and the company does not have firm pricing agreements with its suppliers, the company may experience margin declines to the extent that it is not able to increase the selling prices of its products.

52	SNAP-ON INCORPORATED

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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 1, 2022. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 1, 2022, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There has not been any change in the company’s internal control over financial reporting during the quarter ended January 1, 2022, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). The company’s February 26, 2021, acquisition of Dealer-FX Group, Inc. (which represented 3% of total assets at January 1, 2022, and 0.9% of 2021 net sales) was excluded from the scope of management’s assessment of internal control over financial reporting as of January 1, 2022. Based on this assessment, the company’s management believes that, as of January 1, 2022, our internal control over financial reporting was effective at a reasonable assurance level. The company’s internal control over financial reporting as of January 1, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
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

2021 ANNUAL REPORT	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Snap-on Incorporated:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Snap-on Incorporated and subsidiaries (the “Company”) as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended January 1, 2022, of the Company and our report dated February 10, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326).
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
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Dealer-FX Group, Inc. (“Dealer-FX”), which was acquired on February 26, 2021, and whose financial statements represents 3% of total assets and 0.9% of net sales of the consolidated financial statement amounts as of and for the year ended January 1, 2022. Accordingly, our audit did not include the internal control over financial reporting at Dealer-FX.
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

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 10, 2022

54	SNAP-ON INCORPORATED

Item 9B: Other Information
None.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable
PART III
Item 10: Directors, Executive Officers and Corporate Governance
Incorporated by reference to the sections entitled “Item 1: Election of Directors,” “Corporate Governance Practices and Board Information” and “Other Information” in Snap-on’s 2022 Annual Meeting Proxy Statement, which is expected to be mailed to shareholders on or about March 11, 2022 (the “2022 Proxy Statement”).
The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s 2022 Proxy Statement in the section entitled “Other Information – Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
Information about our Executive Officers
Information regarding Snap-on’s executive officers, including their ages, business experience (for at least the last five years) and titles as of January 1, 2022, is presented below:
Nicholas T. Pinchuk (75) – Chairman of the Board of Directors since 2009, President and Chief Executive Officer since December 2007, and President and Chief Operating Officer during 2007. Senior Vice President and President – Worldwide Commercial & Industrial Group from 2002 to 2007. Prior to joining Snap-on, Mr. Pinchuk held various positions, including President of Global Refrigeration Operations and President of Asia Pacific Operations, at Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation. Mr. Pinchuk serves on the board of directors of Columbus McKinnon Corporation. Mr. Pinchuk served as an officer of the U.S. Army in Vietnam.
Aldo J. Pagliari (67) – Senior Vice President – Finance and Chief Financial Officer since 2010.
Jesus M. Arregui (56) – Senior Vice President and President – Commercial Group since 2019. President of SNA Europe from 2015 to 2019.
Anup R. Banerjee (71) – Senior Vice President – Human Resources and Chief Development Officer since 2015.
Iain Boyd (59) – Vice President – Operations Development since 2015.
Timothy L. Chambers (57) – Senior Vice President and President – Snap-on Tools Group since 2019. President of Commercial Group from 2015 to 2019.
June C. Lemerand (59) – Vice President and Chief Information Officer since 2017. Vice President of Information Technology Services from 2015 to 2017.
Richard T. Miller (51) – Vice President, General Counsel and Secretary since 2018. Associate General Counsel from 2012 to 2018.
Marty V. Ozolins (50) – Vice President and Controller since 2021. Vice President, and formerly Director, of Internal Audit from 2016 to 2021.
Thomas J. Ward (69) – Senior Vice President and President – Repair Systems & Information Group since 2010.

Snap-on’s executive officers include a woman, a veteran of the U.S. Army, and two executives who are ethnically diverse.
Additionally, there is no family relationship among the executive officers and there has been no involvement in legal proceedings during the past ten years that would be material to the evaluation of the ability or integrity of any of the executive officers. Executive officers may either be elected by the Board or may be appointed by the Chief Executive Officer at the regular meeting of the Board that follows the Annual Shareholders’ Meeting, which is ordinarily held in April each year, or at such other times as new positions are created or vacancies must be filled.

2021 ANNUAL REPORT	55

Code of Ethics and Website Disclosure
Snap-on has adopted a written code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, Vice President and Controller, and all other financial officers and executives performing similar functions. Snap-on has posted a copy of the code of ethics in the “Investors” section on the company’s website at www.snapon.com. Snap-on will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Business Conduct and Ethics, on the company’s website at www.snapon.com.
Snap-on intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the code of ethics by posting such information in the “Investors” section of its corporate website at www.snapon.com.
Item 11: Executive Compensation
The information required by Item 11 is contained in Snap-on’s 2022 Proxy Statement in the sections entitled “Executive Compensation,” “Board Compensation,” “Compensation Committee Report,” and “Other Information” and is incorporated herein by reference.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information about Snap-on’s equity compensation plans at 2021 year end:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,874,019 (1)	$152.55 (2)	4,430,957 (3)
Equity compensation plans not approved by security holders	54,920 (4)	Not Applicable	- (5)
Total	2,928,939	$152.55 (2)	4,430,957 (5)

(1)Includes (i) options and stock appreciation rights (“SARs”) to acquire 2,828,710 shares granted under the 2011 Incentive Stock and Awards Plan (the “2011 Plan”); (ii) 32,265 shares represented by time-based restricted stock units granted under the 2011 Plan; and (iii) 13,044 shares represented by deferred share units under the Directors’ Fee Plan. Excludes 229,106 shares issuable in connection with the vesting of performance share awards under the 2011 Plan. Also excludes shares of common stock that may be issuable under the employee and franchisee stock purchase plans.
(2)Reflects only the weighted-average exercise price of outstanding stock options and SARs granted under the 2011 Plan and does not include shares represented by deferred share units under the Directors’ Fee Plan and shares issuable in connection with the vesting of restricted stock units or performance units under the 2011 Plan for which there are no exercise prices. Also excludes shares of common stock that may be issuable under the employee and franchisee stock purchase plans.
(3)Includes (i) 3,643,845 shares reserved for issuance under the 2011 Plan; (ii) 189,837 shares reserved for issuance under the Directors’ Fee Plan; and (iii) 597,275 shares reserved for issuance under the employee stock purchase plan.
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

The additional information required by Item 12 is contained in Snap-on’s 2022 Proxy Statement in the sections entitled “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” and “Other Information,” and is incorporated herein by reference.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to the sections entitled “Corporate Governance Practices and Board Information – Board Information” and “Other Information – Transactions with the Company” in Snap-on’s 2022 Proxy Statement.
Item 14: Principal Accounting Fees and Services
Incorporated by reference to the section entitled “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s 2022 Proxy Statement.

56	SNAP-ON INCORPORATED

PART IV
Item 15: Exhibits, Financial Statement Schedules
Item 15(a): Documents Filed as Part of This Report:
1. List of Financial Statements
Unless otherwise indicated, references to “fiscal 2021” or “2021” refer to the fiscal year ended January 1, 2022; references to “fiscal 2020” or “2020” refer to the fiscal year ended January 2, 2021; and references to “fiscal 2019” or “2019” refer to the fiscal year ended December 28, 2019. References to 2021, 2020 and 2019 year end refer to January 1, 2022, January 2, 2021, and December 28, 2019, respectively.
The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:
•Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•Consolidated Statements of Earnings for the 2021, 2020 and 2019 fiscal years.
•Consolidated Statements of Comprehensive Income for the 2021, 2020 and 2019 fiscal years.
•Consolidated Balance Sheets as of 2021 and 2020 year end.
•Consolidated Statements of Equity for the 2021, 2020 and 2019 fiscal years.
•Consolidated Statements of Cash Flows for the 2021, 2020 and 2019 fiscal years.
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
Indenture, dated as of January 8, 2007, between Snap-on Incorporated and U.S. Bank National Association as trustee (incorporated by reference to Exhibit (4)(b) to Form S-3 Registration Statement (Registration No. 333-139863))

(b)
Officer’s Certificate, dated as of February 21, 2017, providing for the $300,000,000 3.25% Notes due 2027 (the “2027 Notes”) (incorporated by reference to Exhibit 4.2 to Snap-on’s Current Report on Form 8-K dated February 15, 2017 (Commission  File No. 1-7724))

(c)
Officer’s Certificate, dated as of February 26, 2018, providing for the $400,000,000 4.10% Notes due 2048 (the “2048 Notes”) (incorporated by reference to Exhibit 4.2 to Snap-on’s Current Report on Form 8-K dated February 20, 2018 (Commission File No. 1-7724))

(d)
Officer’s Certificate, dated as of April 30, 2020, providing for the $500,000,000 3.10% Notes due 2050 (the “2050 Notes”) (incorporated by reference to Exhibit 4.2 to Snap‑on’s Current Report on Form 8‑K dated April 27, 2020 (Commission File No. 1-7724))

	(e)	Description of Securities
	(e)(1)	Description of Common Stock (incorporated by reference to Exhibit 4(e)(1) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2019 (Commission File No. 1-7724))
	(e)(2)	Description of 2027 Notes (incorporated by reference to Exhibit 4(e)(3) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2019 (Commission File No. 1-7724))
	(e)(3)	Description of 2048 Notes (incorporated by reference to Exhibit 4(e)(4) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2019 (Commission File No. 1-7724))
	(e)(4)	Description of 2050 Notes (incorporated by reference to Exhibit 4(f)(5) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended January 2, 2021 (Commission File No. 1-7724))

2021 ANNUAL REPORT	57

Except for the foregoing, Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of January 1, 2022. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

(10)	Material Contracts

(a)
Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan (Amended and Restated as of April 27, 2006, as further amended on August 6, 2009) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2009 (Commission File No. 1-7724))** (superseded except as to outstanding awards)

(b)
Snap-on Incorporated 2011 Incentive Stock and Awards Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated April 29, 2021 (Commission File No. 1-7724))**

(c)
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
Form of Non-Qualified Stock Option Agreement under the 2011 Incentive Stock and Awards Plan (and accompanying Non-Qualified Stock Option Grant Offer Letter) (incorporated by reference to Exhibit 10.1 to Snap‑on’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2011 (Commission File No. 1-7724))**

(j)
Form of Performance Share Unit Award Agreement under the 2011 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (Commission File No. 1-7724))**

(k)
Form of Performance-Based Restricted Unit Award Agreement for Executive Officers under the 2011 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (Commission File No. 1-7724))**

(l)
Form of Restricted Unit Award Agreement for Directors under the 2011 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (Commission File No. 1-7724))**

58	SNAP-ON INCORPORATED

(m)
Form of Restricted Stock Award Agreement for Directors under the 2011 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (Commission File No. 1-7724))**

(n)
Form of Restricted Stock Unit Award Agreement for Executive Officers and Key Employees under the 2011 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10(o) to Snap-on's Annual Report on Form 10-K for the fiscal year ended January 2, 2021 Commission File No. 1-7724))**

(o)
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

**	Represents a management compensatory plan or agreement.

Item 16: Form 10-K Summary
None.

2021 ANNUAL REPORT	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Snap-on Incorporated:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of January 1, 2022, and January 2, 2021, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended January 1, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022, and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principles

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for credit losses in the year ended January 2, 2021, due to the adoption of Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326) under the modified retrospective adoption method.
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
The Company’s finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics, and equipment products on an extended-term payment plan, generally with average payment terms of approximately four years. The receivables are generally secured by the underlying tools, diagnostics and/or equipment products financed. At January 1, 2022, these loans totaled $1,723.6 million with an allowance of $67.3 million recorded against the receivables. Determining the proper level of allowance requires management to exercise judgment about the timing, frequency and severity of credit losses expected to occur over the life of the contracts. The Company estimates and records an allowance for credit losses over the expected contractual life of their contracts considering collectability, historical loss experience, current conditions and future market changes.
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
•We tested the mathematical accuracy of the allowance for credit losses calculation and developed an expectation of the allowance for credit losses and compared it to the recorded balance.
•We performed a retrospective review based on net losses as compared to estimates in the Company’s allowance to highlight any inconsistencies.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 10, 2022

We have served as the Company’s auditor since 2002.

2021 ANNUAL REPORT	61

Snap-on Incorporated – Consolidated Statements of Earnings

(Amounts in millions, except per share data)	2021	2020	2019
Net sales	$4,252.0	$3,592.5	$3,730.0
Cost of goods sold	(2,141.2)	(1,844.0)	(1,886.0)
Gross profit	2,110.8	1,748.5	1,844.0
Operating expenses	(1,259.3)	(1,116.6)	(1,127.6)
Operating earnings before financial services	851.5	631.9	716.4

Financial services revenue	349.7	349.7	337.7
Financial services expenses	(77.7)	(101.1)	(91.8)
Operating earnings from financial services	272.0	248.6	245.9

Operating earnings	1,123.5	880.5	962.3
Interest expense	(53.1)	(54.0)	(49.0)
Other income (expense) – net	16.5	8.7	8.8
Earnings before income taxes and equity earnings	1,086.9	835.2	922.1
Income tax expense	(247.0)	(189.1)	(211.8)
Earnings before equity earnings	839.9	646.1	710.3
Equity earnings, net of tax	1.5	0.3	0.9
Net earnings	841.4	646.4	711.2
Net earnings attributable to noncontrolling interests	(20.9)	(19.4)	(17.7)
Net earnings attributable to Snap-on Incorporated	$820.5	$627.0	$693.5

Net earnings per share attributable to Snap-on Incorporated:
Basic	$15.22	$11.55	$12.59
Diluted	14.92	11.44	12.41

Weighted-average shares outstanding:
Basic	53.9	54.3	55.1
Effect of dilutive securities	1.1	0.5	0.8
Diluted	55.0	54.8	55.9
See Notes to Consolidated Financial Statements.

62	SNAP-ON INCORPORATED

Snap-on Incorporated – Consolidated Statements of Comprehensive Income

(Amounts in millions)	2021	2020	2019
Comprehensive income (loss):
Net earnings	$841.4	$646.4	$711.2
Other comprehensive income (loss):
Foreign currency translation	(69.4)	112.7	(9.5)
Reclassification of foreign currency translation loss from sale of equity interest to net earnings	(1.0)	—	—
Unrealized cash flow hedges, net of tax:
Other comprehensive income before reclassifications	—	1.4	—
Reclassification of cash flow hedges to net earnings	(1.6)	(1.6)	(1.5)
Defined benefit pension and postretirement plans:
Net prior service costs and credits and unrecognized gain (loss)	85.1	3.8	(6.7)
Income tax (expense) benefit	(18.6)	(0.3)	0.2
Net of tax	66.5	3.5	(6.5)

Amortization of unrecognized loss and net prior service costs included in net periodic benefit cost	36.4	34.5	23.5
Income tax benefit	(9.0)	(8.4)	(5.8)
Net of tax	27.4	26.1	17.7
Total comprehensive income	863.3	788.5	711.4

Comprehensive income attributable to noncontrolling interests	(20.9)	(19.4)	(17.7)
Comprehensive income attributable to Snap-on Incorporated	$842.4	$769.1	$693.7

See Notes to Consolidated Financial Statements.

2021 ANNUAL REPORT	63

Snap-on Incorporated – Consolidated Balance Sheets

	Fiscal Year End
(Amounts in millions, except share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$780.0	$923.4
Trade and other accounts receivable – net	682.3	640.7
Finance receivables – net	542.3	530.2
Contract receivables – net	110.4	112.5
Inventories – net	803.8	746.5
Prepaid expenses and other assets	134.6	129.7
Total current assets	3,053.4	3,083.0

Property and equipment – net	518.2	526.2
Operating lease right-of-use assets	51.9	51.9
Deferred income tax assets	49.5	50.3
Long-term finance receivables – net	1,114.0	1,136.3
Long-term contract receivables – net	378.2	374.7
Goodwill	1,116.5	982.4
Other intangibles – net	301.7	260.8
Other assets	176.3	91.7
Total assets	$6,759.7	$6,557.3
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$17.4	$268.5
Accounts payable	277.6	222.9
Accrued benefits	67.4	59.7
Accrued compensation	114.8	89.9
Franchisee deposits	80.7	78.4
Other accrued liabilities	424.3	445.5
Total current liabilities	982.2	1,164.9

Long-term debt	1,182.9	1,182.1
Deferred income tax liabilities	122.7	70.4
Retiree health care benefits	31.1	34.5
Pension liabilities	104.9	127.1
Operating lease liabilities	34.2	34.0
Other long-term liabilities	97.9	97.7
Total liabilities	2,555.9	2,710.7

Commitments and contingencies (Note 16)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,438,129 and 67,430,958 shares, respectively)	67.4	67.4
Additional paid-in capital	472.7	391.7
Retained earnings	5,699.9	5,156.9
Accumulated other comprehensive loss	(343.9)	(365.8)
Treasury stock at cost (14,008,479 and 13,328,859 shares, respectively)	(1,714.2)	(1,425.3)
Total shareholders’ equity attributable to Snap-on Incorporated	4,181.9	3,824.9
Noncontrolling interests	21.9	21.7
Total equity	4,203.8	3,846.6
Total liabilities and equity	$6,759.7	$6,557.3
See Notes to Consolidated Financial Statements.

64	SNAP-ON INCORPORATED

Snap-on Incorporated – Consolidated Statements of Equity

	Shareholders’ Equity Attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 29, 2018	$67.4	$359.4	$4,257.6	$(462.2)	$(1,123.4)	$19.8	$3,118.6
Impact of the Tax Act on Accumulated Other Comprehensive Income (ASU No. 2018-02)	—	—	45.9	(45.9)	—	—	—
Balance at December 30, 2018	67.4	359.4	4,303.5	(508.1)	(1,123.4)	19.8	3,118.6
Net earnings for 2019	—	—	693.5	—	—	17.7	711.2
Other comprehensive income	—	—	—	0.2	—	—	0.2
Cash dividends – $3.93 per share	—	—	(216.6)	—	—	—	(216.6)
Stock compensation plans	—	19.7	—	—	52.6	—	72.3
Share repurchases – 1,495,000 shares	—	—	—	—	(238.4)	—	(238.4)
Other	—	—	(0.7)	—	—	(15.8)	(16.5)
Balance at December 28, 2019	67.4	379.1	4,779.7	(507.9)	(1,309.2)	21.7	3,430.8
Impact of the Credit Loss Standard (ASU No. 2016-13)	—	—	(6.1)	—	—	—	(6.1)
Balance at December 29, 2019	67.4	379.1	4,773.6	(507.9)	(1,309.2)	21.7	3,424.7
Net earnings for 2020	—	—	627.0	—	—	19.4	646.4
Other comprehensive income	—	—	—	142.1	—	—	142.1
Cash dividends – $4.47 per share	—	—	(243.3)	—	—	—	(243.3)
Stock compensation plans	—	12.6	—	—	58.2	—	70.8
Share repurchases – 1,109,000 shares	—	—	—	—	(174.3)	—	(174.3)
Other	—	—	(0.4)	—	—	(19.4)	(19.8)
Balance at January 2, 2021	67.4	391.7	5,156.9	(365.8)	(1,425.3)	21.7	3,846.6
Net earnings for 2021	—	—	820.5	—	—	20.9	841.4
Other comprehensive income	—	—	—	21.9	—	—	21.9
Cash dividends – $5.11 per share	—	—	(275.8)	—	—	—	(275.8)
Stock compensation plans	—	81.0	—	—	142.4	—	223.4
Share repurchases – 1,943,900 shares	—	—	—	—	(431.3)	—	(431.3)
Other	—	—	(1.7)	—	—	(20.7)	(22.4)
Balance at January 1, 2022	$67.4	$472.7	$5,699.9	$(343.9)	$(1,714.2)	$21.9	$4,203.8

See Notes to Consolidated Financial Statements.

2021 ANNUAL REPORT	65

Snap-on Incorporated – Consolidated Statements of Cash Flows

(Amounts in millions)	2021	2020	2019
Operating activities:
Net earnings	$841.4	$646.4	$711.2
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	75.6	73.3	70.1
Amortization of other intangibles	29.2	23.4	22.3
Provision for losses on finance receivables	32.1	54.6	49.9
Provision for losses on non-finance receivables	16.3	22.7	18.3
Stock-based compensation expense	41.4	19.5	23.8
Deferred income tax provision (benefit)	8.4	(8.2)	34.2
Loss on sales of assets	1.7	1.4	0.9
Settlement of treasury lock	—	1.4	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	(61.4)	47.9	(15.7)
Contract receivables	(3.1)	(29.9)	(20.9)
Inventories	(75.4)	34.2	(97.0)
Prepaid and other assets	(10.7)	8.5	(22.2)
Accounts payable	56.8	17.8	(2.6)
Accruals and other liabilities	14.3	95.6	(97.7)
Net cash provided by operating activities	966.6	1,008.6	674.6

Investing activities:
Additions to finance receivables	(878.1)	(835.0)	(841.9)
Collections of finance receivables	854.2	750.3	754.3
Capital expenditures	(70.1)	(65.6)	(99.4)
Acquisitions of businesses, net of cash acquired	(199.7)	(41.5)	(38.6)
Disposals of property and equipment	2.1	1.8	1.7
Other	1.2	2.2	1.8
Net cash used by investing activities	(290.4)	(187.8)	(222.1)

Financing activities:
Proceeds from issuance of long-term debt	—	489.9	—
Repayments of long-term debt	(250.0)	—	—
Net increase (decrease) in other short-term borrowings	3.3	(187.2)	17.6
Cash dividends paid	(275.8)	(243.3)	(216.6)
Purchases of treasury stock	(431.3)	(174.3)	(238.4)
Proceeds from stock purchase and option plans	162.4	55.8	51.4
Other	(27.4)	(25.2)	(23.4)
Net cash used by financing activities	(818.8)	(84.3)	(409.4)

Effect of exchange rate changes on cash and cash equivalents	(0.8)	2.4	0.5
Increase (decrease) in cash and cash equivalents	(143.4)	738.9	43.6
Cash and cash equivalents at beginning of year	923.4	184.5	140.9
Cash and cash equivalents at end of year	$780.0	$923.4	$184.5

Supplemental cash flow disclosures:
Cash paid for interest	$(55.9)	$(49.8)	$(46.3)
Net cash paid for income taxes	(249.0)	(188.4)	(191.2)
See Notes to Consolidated Financial Statements.

66	SNAP-ON INCORPORATED

Notes to Consolidated Financial Statements

Note 1: Summary of Accounting Policies
Principles of consolidation and presentation: The Consolidated Financial Statements include the accounts of Snap‑on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or “the company”). The Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Intercompany accounts and transactions have been eliminated.
Snap-on accounts for investments in unconsolidated affiliates where the company has a non-significant ownership interest under the equity method of accounting. An investment in an unconsolidated affiliate of $21.8 million as of July 1, 2021, was exchanged for 100% ownership of a wholly owned subsidiary of the unconsolidated affiliate. Investments in unconsolidated affiliates of $21.0 million as of January 2, 2021, are included in “Other assets” on the accompanying Consolidated Balance Sheets; no equity investment dividends were received in any period presented. See Note 3 for further information on acquisitions.
In the normal course of business, the company may purchase products or services from, or sell products or services to, unconsolidated affiliates. Purchases from unconsolidated affiliates were $7.7 million, $9.3 million and $10.4 million in 2021, 2020 and 2019, respectively, and sales to unconsolidated affiliates were $0.6 million in 2021, $0.5 million in 2020 and $0.6 million in 2019.
Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. The 2021 fiscal year ended on January 1, 2022 (“2021”) and contained 52 weeks of operating results. The 2020 fiscal year ended on January 2, 2021 (“2020”) and contained 53 weeks of operating results, with the additional week occurring in the fourth quarter; the impact of the additional week of operations was not material to Snap-on’s 2020 total revenues or net earnings. The 2019 fiscal year ended on December 28, 2019 (“2019”) and contained 52 weeks of operating results.
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
Revenue recognition: Snap-on recognizes revenue from the sale of tools, diagnostics, and equipment products and related services based on when control of the product passes to the customer or the service is provided and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. See Note 2 for information on revenue recognition.
Financial services revenue: Snap-on generates revenue from various financing programs that include: (i) installment sales and lease contracts arising from franchisees’ customers and Snap-on customers who require financing for the purchase or lease of tools, diagnostics, and equipment products on an extended-term payment plan; and (ii) business and vehicle loans and leases to franchisees. These financing programs are offered through Snap-on’s wholly owned finance subsidiaries. Financial services revenue consists primarily of interest income on finance and contract receivables and is recognized over the life of the underlying contracts, with interest computed primarily on the average daily balances of the underlying contracts.
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

2021 ANNUAL REPORT	67

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
Research and engineering: Snap-on incurred research and engineering costs of $61.1 million, $57.4 million and $59.1 million in 2021, 2020 and 2019, respectively. Research and engineering costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.
Internally developed software: Costs incurred in the development of software that will ultimately be sold are capitalized from the time technological feasibility has been attained and capitalization ceases when the related product is ready for general release. During 2021, 2020 and 2019, Snap-on capitalized $10.9 million, $12.0 million and $12.6 million, respectively, of such costs. Amortization of capitalized software development costs, which is included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings, was $11.4 million in 2021, $10.5 million in 2020 and $10.1 million in 2019. Unamortized capitalized software development costs of $43.6 million as of 2021 year end and $44.2 million as of 2020 year end are included in “Other intangibles – net” on the accompanying Consolidated Balance Sheets.
Internal-use software: Costs that are incurred in creating software solutions and enhancements to those solutions are capitalized only for the application development stage of the project.
Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales. Costs incurred by Snap-on for shipping and handling are included as a component of cost of goods sold when the costs relate to manufacturing activities. In 2021, 2020 and 2019, Snap-on incurred shipping and handling charges of $69.9 million, $53.7 million and $56.5 million, respectively, that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings. Shipping and handling costs incurred in conjunction with selling or distribution activities are included as a component of operating expenses. Shipping and handling charges were $100.9 million in 2021, $94.2 million in 2020 and $88.7 million in 2019; these charges were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.
Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. For 2021, 2020 and 2019, advertising and promotion expenses totaled $33.2 million, $38.0 million and $47.7 million, respectively. Advertising and promotion costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.
Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. See Notes 2 and 16 for information on warranties.
Foreign currency: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rates for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets. Foreign exchange transactions, net of foreign currency hedges, resulted in pretax losses of $1.2 million, $3.9 million and $3.6 million in 2021, 2020 and 2019, respectively. Foreign exchange transaction gains and losses are reported in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.
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

68	SNAP-ON INCORPORATED

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
Per share data: Basic earnings per share calculations were computed by dividing net earnings attributable to Snap‑on Incorporated by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options and stock-settled stock appreciation rights (“SARs”) to purchase common shares is calculated using the treasury stock method. As of January 1, 2022, there were no awards outstanding that were anti-dilutive; as of January 2, 2021, there were 2,207,411 awards outstanding that were anti-dilutive; and as of December 28, 2019 there were 1,215,695 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date. Snap-on had dilutive securities totaling 1,058,553 shares, 473,196 shares and 748,395 shares, as of the end of 2021, 2020 and 2019, respectively. See Note 14 for further information on equity awards.
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
Cash equivalents: Snap-on considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of investments in money market funds and bank deposits at January 1, 2022 and January 2, 2021.

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

2021 ANNUAL REPORT	69

Notes to Consolidated Financial Statements (continued)
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

Other accrued liabilities: Supplemental balance sheet information for “Other accrued liabilities” as of 2021 and 2020 year end is as follows:

(Amounts in millions)	2021	2020
Income taxes	$18.9	$32.8
Accrued warranty	17.3	17.6
Operating lease liability	19.6	19.3
Deferred subscription revenue	56.4	53.6
Accrued new tool return	55.0	56.3
Accrued property, payroll and other taxes	43.8	62.8
Accrued selling and promotion expense	41.0	33.2
Accrued restructuring expense	7.0	10.0
Other	165.3	159.9
Total other accrued liabilities	$424.3	$445.5

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

70	SNAP-ON INCORPORATED

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
Property and equipment: Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over estimated useful lives. Major repairs that extend the useful life of an asset are capitalized, while routine maintenance and repairs are expensed as incurred. Capitalized software included in property and equipment reflects costs related to internally developed or purchased software for internal use and is amortized on a straight-line basis over their estimated useful lives. Long-lived assets, including operating lease right-of-use assets, are evaluated for impairment when events or circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. See Note 6 for further information on property and equipment.
Goodwill and other intangible assets: Goodwill and other indefinite-lived assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Annual impairment tests are performed by the company in the second quarter of each year using information available as of April month end. Snap‑on evaluates the existence of goodwill and indefinite-lived intangible asset impairment on the basis of whether the assets are fully recoverable from projected, discounted cash flows of the related reportable unit or asset. Intangible assets with finite lives are amortized over their estimated useful lives using straight-line and accelerated methods depending on the nature of the particular asset. Intangible assets with finite lives are evaluated for impairment when events or circumstances indicate that the carrying amount of the intangible asset may not be recoverable. See Note 7 for further information on goodwill and other intangible assets.

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

Note 2: Revenue Recognition

Snap-on recognizes revenue from the sale of tools, diagnostics, equipment, and related services based on when control of the product passes to the customer or the service is provided and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

Revenue disaggregation

The following table shows the consolidated revenues by revenue source:

(Amounts in millions)	2021	2020
Revenue from contracts with customers	$4,228.3	$3,569.3
Other revenues	23.7	23.2
Total net sales	4,252.0	3,592.5
Financial services revenue	349.7	349.7
Total revenues	$4,601.7	$3,942.2

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

2021 ANNUAL REPORT	71

Notes to Consolidated Financial Statements (continued)
The following table represents external net sales disaggregated by geography, based on the customers’ billing addresses:

	2021
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$494.9	$1,680.0	$896.1	$—	$—	$3,071.0
Europe	325.5	164.7	249.7	—	—	739.9
All other	275.2	93.9	72.0	—	—	441.1
External net sales	1,095.6	1,938.6	1,217.8	—	—	4,252.0
Intersegment net sales	310.7	—	285.3	—	(596.0)	—
Total net sales	1,406.3	1,938.6	1,503.1	—	(596.0)	4,252.0
Financial services revenue	—	—	—	349.7	—	349.7
Total revenue	$1,406.3	$1,938.6	$1,503.1	$349.7	$(596.0)	$4,601.7

	2020
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$432.3	$1,442.8	$720.7	$—	$—	$2,595.8
Europe	276.2	125.7	214.9	—	—	616.8
All other	242.9	75.4	61.6	—	—	379.9
External net sales	951.4	1,643.9	997.2	—	—	3,592.5
Intersegment net sales	283.2	—	241.0	—	(524.2)	—
Total net sales	1,234.6	1,643.9	1,238.2	—	(524.2)	3,592.5
Financial services revenue	—	—	—	349.7	—	349.7
Total revenue	$1,234.6	$1,643.9	$1,238.2	$349.7	$(524.2)	$3,942.2

* North America is comprised of the United States, Canada and Mexico.

72	SNAP-ON INCORPORATED

The following table represents external net sales disaggregated by customer type:

	2021
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$99.9	$1,938.6	$1,217.8	$—	$—	$3,256.3
All other professionals	995.7	—	—	—	—	995.7
External net sales	1,095.6	1,938.6	1,217.8	—	—	4,252.0
Intersegment net sales	310.7	—	285.3	—	(596.0)	—
Total net sales	1,406.3	1,938.6	1,503.1	—	(596.0)	4,252.0
Financial services revenue	—	—	—	349.7	—	349.7
Total revenue	$1,406.3	$1,938.6	$1,503.1	$349.7	$(596.0)	$4,601.7

	2020
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$87.2	$1,643.9	$997.2	$—	$—	$2,728.3
All other professionals	864.2	—	—	—	—	864.2
External net sales	951.4	1,643.9	997.2	—	—	3,592.5
Intersegment net sales	283.2	—	241.0	—	(524.2)	—
Total net sales	1,234.6	1,643.9	1,238.2	—	(524.2)	3,592.5
Financial services revenue	—	—	—	349.7	—	349.7
Total revenue	$1,234.6	$1,643.9	$1,238.2	$349.7	$(524.2)	$3,942.2

Nature of goods and services: Snap-on derives net sales from a broad line of products and complementary services that are grouped into three categories: (i) tools; (ii) diagnostics, information and management systems; and (iii) equipment. The tools product category includes hand tools, power tools, tool storage products and other similar products. The diagnostics, information and management systems product category includes handheld and computer-based diagnostic products, service and repair information products, diagnostic software solutions, electronic parts catalogs, business management systems and services, point-of-sale systems, integrated systems for vehicle service shops, original equipment manufacturer (“OEM”) purchasing facilitation services, and warranty management systems and analytics to help OEM dealership service and repair shops (“OEM dealerships”) manage and track performance. The equipment product category includes solutions for the service of vehicles and industrial equipment. Snap-on supports the sale of its diagnostics and vehicle service shop equipment by offering training programs as well as after-sales support to its customers. Through its financial services businesses, Snap‑on derives revenue from various financing programs designed to facilitate the sales of its products and support its franchise business.

2021 ANNUAL REPORT	73

Notes to Consolidated Financial Statements (continued)
Approximately 90% of Snap-on’s net sales are products sold at a point in time through ship-and-bill performance obligations that also include repair services. The remaining sales revenue is earned over time primarily on a subscription basis including software, extended warranty and other subscription service agreements.
Snap-on enters into contracts related to the selling of tools, diagnostics, repair information, equipment and related services. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, Snap-on considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Contracts with customers are comprised of customer purchase orders, invoices and written contracts.
For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations.  The remaining duration of these unsatisfied performance obligations range from one month up to 60 months.  Snap-on had approximately $190.0 million of long-term contracts that have fixed consideration that extends beyond one year as of January 1, 2022.  Snap-on expects to recognize approximately 75% of these contracts as revenue by the end of fiscal 2023, an additional 20% by the end of fiscal 2025 and the balance thereafter.
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

74	SNAP-ON INCORPORATED

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
Contract liabilities: Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance.  The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities was $63.8 million and $61.0 million at January 1, 2022, and January 2, 2021, respectively.  The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion of such liabilities is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.  In 2021, Snap-on recognized revenue of $52.3 million that was included in the contract liability balance at January 2, 2021, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.  The increase in the total contract liabilities balance is primarily driven by the timing of cash payments received or due in advance of satisfying Snap-on’s performance obligations and growth in certain software subscriptions, partially offset by revenues recognized that were included in the contract liability balance at the beginning of the year.
Franchise fee revenue, including nominal, non-refundable initial fees, is recognized upon the granting of a franchise, which is when the company has performed substantially all initial services required by the franchise agreement. Franchise fee revenue also includes ongoing monthly fees (primarily for sales and business training as well as marketing and product promotion programs) that are recognized as the fees are earned. Franchise fee revenue in 2021, 2020 and 2019 totaled $17.3 million, $16.2 million and $15.4 million, respectively.

Note 3: Acquisitions
On August 1, 2021, Snap-on acquired AutoCrib EMEA GmbH (“AutoCrib Germany”), a former independent distributor, for a cash purchase price of $4.4 million (or $4.2 million, net of cash acquired). AutoCrib Germany, based in Hamburg, Germany, distributes asset and tool control solutions for a variety of aerospace, automotive, military, natural resources and general industry operations. In fiscal 2021, the company recorded, on a preliminary basis, the $3.3 million excess of the purchase price over the fair value of the net assets acquired in “Goodwill” on the accompanying Consolidated Balance Sheets. The company anticipates completing the purchase accounting for the acquired net assets of AutoCrib Germany in first half of 2022.

On July 1, 2021, Snap-on exchanged its 35% equity interest in Deville S.A., valued at $21.8 million, for 100% ownership of Secateurs Pradines (“Pradines”), a wholly owned subsidiary of Deville S.A. with a fair value of $20.7 million (or $16.2 million, net of cash acquired), and cash of $1.1 million. Pradines, located in Bauge-en-Anjou, France, designs and manufactures horticultural hand tools for professionals and individuals. In fiscal 2021, the company recorded, on a preliminary basis, the $10.7 million excess of the purchase price over the fair value of net assets acquired in “Goodwill” in the accompanying Consolidated Balance Sheets. The company anticipates completing the purchase accounting for the acquired net assets of Pradines in the first half of 2022.

On February 26, 2021, Snap-on acquired Dealer-FX Group, Inc. (“Dealer-FX”) for a cash purchase price of $200.1 million (or $200.0 million, net of cash acquired). Dealer-FX, based in Markham, Ontario, is a leading developer, marketer and provider of service-operations software solutions for automotive OEM customers and their dealers. Dealer-FX specializes in software as a service (SaaS) management systems, communications platforms, extensive data integrations, and offers a digitalized solution that increases productivity and enhances the vehicle owners’ experience. In fiscal 2021, the company substantially completed the purchase accounting valuations for the acquired net assets of Dealer-FX, including identifiable intangible assets. Final purchase accounting valuations are expected to be completed in the first quarter of 2022, including the evaluation of tax benefits associated with net operating loss carryforwards. The preliminary $150.8 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Consolidated Balance Sheets.

2021 ANNUAL REPORT	75

Notes to Consolidated Financial Statements (continued)
On September 28, 2020, Snap-on acquired substantially all of the assets of AutoCrib, Inc. (“AutoCrib”) for a cash purchase price of $35.4 million. AutoCrib, based in Tustin, California, designs, manufactures and markets asset and tool control solutions for a variety of aerospace, automotive, military, natural resources and general industry operations. In fiscal 2021, the company completed the purchase accounting valuations for the acquired net assets of AutoCrib, including intangible assets. The $18.3 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Consolidated Balance Sheets.
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
For segment reporting purposes, the results of operations and assets of Dealer-FX, Sigmavision, Cognitran and TMB have been included in the Repair Systems & Information Group since the respective acquisition dates, and the results of operations and assets of AutoCrib Germany, Pradines, AutoCrib and Power Hawk have been included in the Commercial & Industrial Group since the respective acquisition dates.
Pro forma financial information has not been presented for any of these acquisitions as the net effects, individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position. See Note 7 for further information on goodwill and other intangible assets.

76	SNAP-ON INCORPORATED

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

Trade and Other Accounts Receivable: Snap-on’s trade and other accounts receivable primarily arise from the sale of tools, diagnostics, and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel with payment terms generally ranging from 30 to 120 days.

The components of Snap-on’s trade and other accounts receivable as of 2021 and 2020 year end are as follows:

(Amounts in millions)	2021	2020
Trade and other accounts receivable	$709.6	$667.0
Allowances for credit losses	(27.3)	(26.3)
Total trade and other accounts receivable – net	$682.3	$640.7

The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for 2021 and 2020:

(Amounts in millions)	2021	2020
Allowances for credit losses:
Beginning of period	$26.3	$20.9
Provision for credit losses	15.5	18.9
Charge-offs	(13.6)	(13.6)
Recoveries	—	0.2
Currency translation	(0.9)	(0.1)
End of period	$27.3	$26.3

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
Contract receivables, with payment terms of up to 10 years, are comprised of extended-term payment contracts to a broad base of customers worldwide, including shop owners, both independents and national chains, for their purchase of tools, diagnostics, and equipment products, as well as extended-term contracts to franchisees to meet a number of financing needs, including working capital loans, loans to enable new franchisees to fund the purchase of the franchise and van leases, or the expansion of an existing franchise. Finance and contract receivables are generally secured by the underlying tools, diagnostics and/or equipment products financed and, for contracts to franchisees, other franchisee assets.

2021 ANNUAL REPORT	77

Notes to Consolidated Financial Statements (continued)
The components of Snap-on’s current finance and contract receivables as of 2021 and 2020 year end are as follows:

(Amounts in millions)	2021	2020
Finance installment receivables	$557.0	$533.9
Finance lease receivables, net of unearned finance charges of $1.3 million and $4.4 million, respectively	7.1	20.2
Total finance receivables	564.1	554.1

Contract installment receivables	55.2	59.1
Contract lease receivables, net of unearned finance charges of $18.7 million and $18.2 million, respectively	57.3	55.7
Total contract receivables	112.5	114.8
Total	676.6	668.9

Allowances for credit losses:
Finance installment receivables	(21.7)	(23.6)
Finance lease receivables	(0.1)	(0.3)
Total finance allowance for credit losses	(21.8)	(23.9)

Contract installment receivables	(0.9)	(1.4)
Contract lease receivables	(1.2)	(0.9)
Total contract allowance for credit losses	(2.1)	(2.3)
Total allowance for credit losses	(23.9)	(26.2)
Total current finance and contract receivables – net	$652.7	$642.7

Finance receivables – net	$542.3	$530.2
Contract receivables – net	110.4	112.5
Total current finance and contract receivables – net	$652.7	$642.7

78	SNAP-ON INCORPORATED

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of 2021 and 2020 year end are as follows:

(Amounts in millions)	2021	2020
Finance installment receivables	$1,155.3	$1,173.1
Finance lease receivables, net of unearned finance charges of $0.5 million and $2.5 million, respectively	4.2	15.6
Total finance receivables	1,159.5	1,188.7

Contract installment receivables	197.1	199.7
Contract lease receivables, net of unearned finance charges of $30.3 million and $30.2 million, respectively	187.4	181.7
Total contract receivables	384.5	381.4
Total	1,544.0	1,570.1

Allowances for credit losses:
Finance installment receivables	(45.4)	(52.1)
Finance lease receivables	(0.1)	(0.3)
Total finance allowance for credit losses	(45.5)	(52.4)

Contract installment receivables	(3.2)	(3.1)
Contract lease receivables	(3.1)	(3.6)
Total contract allowance for credit losses	(6.3)	(6.7)
Total allowance for credit losses	(51.8)	(59.1)
Total long-term finance and contract receivables – net	$1,492.2	$1,511.0

Finance receivables – net	$1,114.0	$1,136.3
Contract receivables – net	378.2	374.7
Total long-term finance and contract receivables – net	$1,492.2	$1,511.0

2021 ANNUAL REPORT	79

Notes to Consolidated Financial Statements (continued)
Long-term finance and contract receivables installments, net of unearned finance charges, as of 2021 and 2020 year end are scheduled as follows:

	2021		2020
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Due in Months:
13 – 24	$428.1	$91.7	$444.6	$92.0
25 – 36	361.3	81.3	360.3	78.9
37 – 48	246.2	66.6	250.9	67.1
49 – 60	119.8	52.2	132.9	51.3
Thereafter	4.1	92.7	—	92.1
Total	$1,159.5	$384.5	$1,188.7	$381.4

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

The amortized cost basis of finance and contract receivables by origination year as of 2021 year end is as follows:

(Amounts in millions)	2021	2020	2019	2018	2017	Prior	Total
Finance Receivables:
Delinquent	$12.8	$16.4	$8.2	$4.4	$2.1	$0.6	$44.5
Non-delinquent	1,070.7	392.4	144.1	54.4	14.9	2.6	1,679.1
Total Finance receivables	$1,083.5	$408.8	$152.3	$58.8	$17.0	$3.2	$1,723.6

Contract receivables:
Delinquent	$0.7	$1.3	$0.6	$0.7	$0.1	$0.1	$3.5
Non-delinquent	172.0	121.5	87.8	56.9	30.5	24.8	493.5
Total Contract receivables	$172.7	$122.8	$88.4	$57.6	$30.6	$24.9	$497.0
Allowance for credit losses: The allowance for credit losses utilizes an expected credit loss objective for the recognition of credit losses on receivables over the contractual life using historical experience, asset specific risk characteristics, current conditions, reasonable and supportable forecasts, and the appropriate reversion period, when applicable.

80	SNAP-ON INCORPORATED

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
The allowance for credit losses is adjusted each period for changes in the credit risk and expected lifetime credit losses.
The following is a rollforward of the allowances for credit losses for finance and contract receivables for 2021 and 2020:

	2021		2020
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of year	$76.3	$9.0	$61.9	$5.6
Impact of adopting ASU No. 2016-13	—	—	5.2	2.9
Provision for credit losses	32.1	0.8	54.6	3.8
Charge-offs	(50.9)	(1.8)	(53.8)	(3.8)
Recoveries	9.8	0.4	8.2	0.4
Currency translation	—	—	0.2	0.1
End of year	$67.3	$8.4	$76.3	$9.0

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

2021 ANNUAL REPORT	81

Notes to Consolidated Financial Statements (continued)
It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of 2021 and 2020 year end were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

The aging of finance and contract receivables as of 2021 and 2020 year end is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
2021 year end:
Finance receivables	$16.0	$10.5	$18.0	$44.5	$1,679.1	$1,723.6	$16.0
Contract receivables	1.7	0.9	0.9	3.5	493.5	497.0	0.1

2020 year end:
Finance receivables	$18.4	$12.2	$21.1	$51.7	$1,691.1	$1,742.8	$18.2
Contract receivables	1.3	0.6	1.5	3.4	492.8	496.2	0.2

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

The amount of finance and contract receivables on nonaccrual status as of 2021 and 2020 year end is as follows:

(Amounts in millions)	2021	2020
Finance receivables	$7.7	$9.6
Contract receivables	2.7	2.4

Note 5: Inventories
Inventories by major classification as of 2021 and 2020 year end are as follows:

(Amounts in millions)	2021	2020
Finished goods	$686.5	$643.4
Work in progress	64.3	61.6
Raw materials	140.2	125.5
Total FIFO value	891.0	830.5
Excess of current cost over LIFO cost	(87.2)	(84.0)
Total inventories – net	$803.8	$746.5

82	SNAP-ON INCORPORATED

Inventories accounted for using the FIFO method approximated 60% and 57% of total inventories as of 2021 and 2020 year end, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of 2021 year end, approximately 33% of the company’s U.S. inventory was accounted for using the FIFO method and 67% was accounted for using the LIFO method. There were no LIFO inventory liquidations in 2021, 2020 or 2019.

Note 6: Property and Equipment
Property and equipment (which are carried at cost) as of 2021 and 2020 year end are as follows:

(Amounts in millions)	2021	2020
Land	$33.8	$34.0
Buildings and improvements	434.4	432.0
Machinery, equipment and computer software	1,059.2	1,033.4
Property and equipment – gross	1,527.4	1,499.4
Accumulated depreciation and amortization	(1,009.2)	(973.2)
Property and equipment – net	$518.2	$526.2

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery, equipment and computer software	2 to 15 years
Depreciation expense was $75.6 million, $73.3 million and $70.1 million in 2021, 2020 and 2019, respectively.
Note 7: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for 2021 and 2020 are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of 2019 year end	$286.2	$12.5	$615.1	$913.8
Currency translation	26.7	(0.1)	15.0	41.6
Acquisitions	18.3	—	8.7	27.0
Balance as of 2020 year end	$331.2	$12.4	$638.8	$982.4
Currency translation	(19.4)	—	(11.3)	(30.7)
Acquisitions	14.0	—	150.8	164.8
Balance as of 2021 year end	$325.8	$12.4	$778.3	$1,116.5
Goodwill of $1,116.5 million as of 2021 year end included $150.8 million, on a preliminary basis, from the acquisition of Dealer-FX, $10.7 million, on a preliminary basis, from the acquisition of Pradines and $3.3 million, on a preliminary basis, from the acquisition of AutoCrib Germany. The goodwill from Dealer-FX is included in the Repair Systems & Information Group and the goodwill from AutoCrib Germany and Pradines is included in the Commercial & Industrial Group.
Goodwill of $982.4 million as of 2020 year end includes: (i) $5.6 million from the acquisition of certain assets of Sigmavision, (ii) $14.5 million from the acquisition of Cognitran; and (iii) $18.3 million, from the acquisition of AutoCrib. During 2020, the purchase accounting valuations for the acquired net assets, including intangible assets, of Sigmavision and Cognitran were completed, resulting in an increase in goodwill of $3.1 million for Cognitran. The remaining purchase accounting valuations for the acquired net assets, including intangible assets, of AutoCrib were completed in the first quarter of 2021. The goodwill from the Sigmavision and Cognitran acquisitions is included in the Repair Systems & Information Group. The goodwill from the AutoCrib acquisition is included in the Commercial & Industrial Group.
See Note 3 for additional information on acquisitions.

2021 ANNUAL REPORT	83

Notes to Consolidated Financial Statements (continued)
Additional disclosures related to other intangible assets as of 2021 and 2020 year end are as follows:

	2021		2020
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$217.8	$(142.1)	$191.5	$(130.1)
Developed technology	36.6	(23.2)	21.8	(19.9)
Internally developed software	182.7	(139.1)	172.2	(128.0)
Patents	45.7	(25.1)	43.2	(25.3)
Trademarks	3.9	(2.3)	3.9	(2.4)
Other	8.3	(4.1)	8.2	(3.9)
Total	495.0	(335.9)	440.8	(309.6)
Non-amortized trademarks	142.6	—	129.6	—
Total other intangible assets	$637.6	$(335.9)	$570.4	$(309.6)
As of year-end 2021, the gross carrying value of intangible assets includes $28.4 million of customer relationships, $14.8 million of developed technology and a $17.7 million non-amortized trademark related to the Dealer-FX acquisition. As of year-end 2020, the gross carrying value of intangible assets includes $4.6 million of customer relationships, $1.7 million of developed technology and a $7.4 million non-amortized trademark from the AutoCrib acquisition, as well as $0.3 million of patents related to the Sigmavision acquisition.
Provision for impairment of goodwill and/or other intangible assets could arise in a future period due to significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit. As of 2021 year end, the company had no accumulated impairment losses.
The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	14
Developed technology	5
Internally developed software	6
Patents	14
Trademarks	9
Other	39
Snap-on is amortizing its customer relationships on both an accelerated and straight-line basis over a 14 year weighted-average life; the remaining intangibles are amortized on a straight-line basis. The weighted-average amortization period for all amortizable intangibles on a combined basis is 12 years.
The company’s customer relationships generally have contractual terms of three to five years and are typically renewed without significant cost to the company. The weighted-average 14 year life for customer relationships is based on the company’s historical renewal experience. Intangible asset renewal costs are expensed as incurred.
The aggregate amortization expense was $29.2 million in 2021, $23.4 million in 2020 and $22.3 million in 2019. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $28.0 million in 2022, $24.5 million in 2023, $18.8 million in 2024, $14.0 million in 2025, and $10.8 million in 2026.

84	SNAP-ON INCORPORATED

Note 8: Exit and Disposal Activities
Snap-on did not record any costs for exit and disposal activities during fiscal 2021. Snap-on recorded $12.5 million of costs associated with exit and disposal activities during fiscal 2020. The costs associated with disposal activities by operating segment are as follows:

(Amounts in millions)	2021	2020
Exit and disposal costs
Cost of goods sold:
Commercial & Industrial Group	$—	$6.4
Repair System & Information Group	—	0.7
Total cost of goods sold	$—	$7.1

Operating Expenses:
Snap-on Tools Group	$—	$0.6
Repair System & Information Group	—	4.8
Total operating expenses	$—	$5.4

Total exit and disposal costs:
Commercial & Industrial Group	$—	$6.4
Snap-on Tools Group	—	0.6
Repair System & Information Group	—	5.5
Total exit and disposal costs	$—	$12.5

Of the $12.5 million of costs incurred in 2020, $12.2 million qualified for accrual treatment. Costs associated with exit and disposal activities in 2020 primarily related to headcount reductions from the ongoing optimization of the company’s cost structure in Europe and various other management and realignment actions.

Snap-on’s exit and disposal accrual activity for 2021 and 2020 are as follows:

	Balance at			Balance at			Balance at
(Amounts in millions)	2019 Year End	Provision in 2020	Usage in 2020	2020 Year End	Provision in 2021	Usage in 2021	2021 Year End
Severance costs:
Commercial & Industrial Group	$—	$6.4	$(0.6)	$5.8	$—	$(1.5)	$4.3
Snap-on Tools Group	—	0.6	(0.2)	0.4	—	(0.1)	0.3
Repair System & Information Group	—	5.2	(1.4)	3.8	—	(1.4)	2.4
Total	$—	$12.2	$(2.2)	$10.0	$—	$(3.0)	$7.0

As of January 1, 2022, the company expects that approximately $5.2 million of the $7.0 million exit and disposal accrual will be utilized in 2022, and the remainder thereafter, primarily for longer-term severance payments.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operating activities and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgement under prevailing circumstances.

2021 ANNUAL REPORT	85

Notes to Consolidated Financial Statements (continued)
Note 9: Income Taxes
The source of earnings before income taxes and equity earnings consisted of the following:

(Amounts in millions)	2021	2020	2019
United States	$911.4	$715.9	$765.3
Foreign	175.5	119.3	156.8
Total	$1,086.9	$835.2	$922.1
The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2021	2020	2019
Current:
Federal	$152.9	$136.8	$110.0
Foreign	48.2	29.9	38.1
State	37.5	30.6	29.5
Total current	238.6	197.3	177.6
Deferred:
Federal	6.1	(10.0)	26.6
Foreign	(0.3)	3.0	1.5
State	2.6	(1.2)	6.1
Total deferred	8.4	(8.2)	34.2
Total income tax provision	$247.0	$189.1	$211.8

The following is a reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate:

	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	2.8	2.9	2.9
Noncontrolling interests	(0.4)	(0.5)	(0.4)
Repatriation of foreign earnings	(0.5)	(0.7)	(0.1)
Change in valuation allowance for deferred tax assets	0.2	0.5	0.4
Adjustments to tax accruals and reserves	0.3	(0.5)	(0.4)
Foreign rate differences	0.5	0.5	0.4
Excess tax benefits related to equity compensation	(1.0)	(0.5)	(0.5)
Other	(0.2)	(0.1)	(0.3)
Effective tax rate	22.7%	22.6%	23.0%

Snap-on’s effective income tax rate on earnings attributable to Snap-on Incorporated was 23.2% in 2021, 23.2% in 2020, and 23.4% in 2019.

86	SNAP-ON INCORPORATED

Temporary differences that give rise to the net deferred income tax liability as of 2021, 2020 and 2019 year end are as follows:

(Amounts in millions)	2021	2020	2019
Deferred income tax assets (liabilities):
Inventories	$37.5	$41.4	$34.7
Accruals not currently deductible	77.6	75.1	62.4
Tax credit carryforward	1.2	2.4	2.0
Employee benefits	6.4	32.4	41.3
Net operating losses	35.0	37.1	40.4
Depreciation and amortization	(213.2)	(192.0)	(178.9)
Valuation allowance	(24.5)	(26.7)	(27.8)
Equity-based compensation	13.1	14.3	16.2
Undistributed non-U.S. earnings	(4.4)	(5.4)	(6.6)
Other	(1.9)	1.3	(0.7)
Net deferred income tax liability	$(73.2)	$(20.1)	$(17.0)

As of 2021 year end, Snap-on had tax net operating loss carryforwards totaling $160.5 million as follows:

(Amounts in millions)	State	Federal	Foreign	Total
Year of expiration:
2022-2026	$0.3	$—	$46.7	$47.0
2027-2031	36.3	—	15.5	51.8
2032-2036	—	—	—	—
2037-2041	—	—	10.8	10.8
2042-2046	—	—	17.6	17.6
Indefinite	—	—	33.3	33.3
Total net operating loss carryforwards	$36.6	$—	$123.9	$160.5

A valuation allowance totaling $24.5 million, $26.7 million and $27.8 million as of 2021, 2020 and 2019 year end, respectively, has been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period fluctuate. The expected realization of tax benefits associated with the February 26, 2021 acquired loss carryforwards will be recorded in the first quarter of 2022, with the final purchase accounting valuation for Dealer-FX. See Note 3 for more information on acquisitions.
The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2021, 2020 and 2019:

(Amounts in millions)	2021	2020	2019
Unrecognized tax benefits at beginning of year	$9.1	$10.3	$11.1
Gross increases – tax positions in prior periods	0.4	0.4	—
Gross decreases – tax positions in prior periods	(0.4)	—	(0.6)
Gross increases – tax positions in the current period	0.4	0.4	0.5
Settlements with taxing authorities	—	(1.4)	—
Lapsing of statutes of limitations	(0.6)	(0.6)	(0.7)
Unrecognized tax benefits at end of year	$8.9	$9.1	$10.3

2021 ANNUAL REPORT	87

Notes to Consolidated Financial Statements (continued)
The unrecognized tax benefits of $8.9 million, $9.1 million and $10.3 million as of 2021, 2020 and 2019 year end, respectively, would impact the effective income tax rate if recognized. As of January 1, 2022, unrecognized tax benefits of $1.3 million and $7.6 million were included in “Deferred income tax assets” and “Other long-term liabilities,” respectively, on the accompanying Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of 2021, 2020 and 2019 year end, the company had provided for $1.4 million, $1.1 million and $1.1 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. As of January 1, 2022, $1.4 million of accrued interest and penalties were included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.
Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $4.2 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $0.8 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.
With few exceptions, Snap-on is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2017, and Snap-on is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2012.
In general, it is Snap-on’s practice and intention to reinvest certain earnings of its non-U.S. subsidiaries in those operations. As of 2021 year end, the company has not made a provision for incremental U.S. income taxes or additional foreign withholding taxes on approximately $358.7 million of such undistributed earnings that is deemed indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. As a result of the Tax Act, which subjected the majority of the company’s undistributed foreign earnings to taxation for the 2017 tax year, the company can now repatriate non-U.S. cash in a tax efficient manner. Accordingly, the company has reversed its prior assertion concerning the indefinite reinvestment of the majority of its undistributed foreign earnings and has recorded a deferred tax liability of $4.4 million for the incremental tax costs associated with the future potential repatriation of such earnings.

Note 10: Short-term and Long-term Debt
Short-term and long-term debt as of 2021 and 2020 year end consisted of the following:

(Amounts in millions)	2021	2020
6.125% unsecured notes due 2021	$—	$250.0
3.25% unsecured notes due 2027	300.0	300.0
4.10% unsecured notes due 2048	400.0	400.0
3.10% unsecured notes due 2050	500.0	500.0
Other debt*	0.3	0.6
	1,200.3	1,450.6
Less: notes payable and current maturities of long-term debt:
Current maturities of long-term debt	$—	$(250.0)
Other notes*	(17.4)	(18.5)
	(17.4)	(268.5)
Total long-term debt	$1,182.9	$1,182.1

* Includes the net effects of debt amortization costs and fair value adjustments related to interest rate swaps.

88	SNAP-ON INCORPORATED

There are no annual maturities of Snap-on’s long-term debt and notes payable over the next five years.
Average notes payable outstanding, including commercial paper borrowings in 2020 and short-term credit facility borrowings in both years, were $16.7 million and $68.4 million in 2021 and 2020, respectively. The 2021 weighted-average interest rate on such borrowings of 8.39% compared with 2.98% in 2020. There were no commercial paper borrowings during 2021. Average commercial paper borrowings were $41.0 million in 2020 with a weighted-average interest rate of 1.53%. No commercial paper was outstanding as of year-end 2021 or 2020. There were no amounts borrowed under the short-term credit facility during 2021. Average short-term credit facility borrowings were $13.9 million in 2020 with a weighted-average interest rate of 1.7%. No amounts were outstanding under the short-term credit facility as of year-end 2021 or 2020. At 2021 year end, the weighted-average interest rate on outstanding notes payable of 8.39% compared with 8.87% in 2020. The 2021 year-end rate decreased primarily due to lower rates on local borrowings in emerging markets.
On April 27, 2020, Snap-on sold, at a discount, $500 million of unsecured 3.10% notes that mature on May 1, 2050 (the “2050 Notes”). Interest on the 2050 Notes accrues at a rate of 3.10% and is paid semi-annually. Snap-on used the $489.9 million net proceeds from the sale of the 2050 Notes, reflecting $4.4 million of transaction costs, for general corporate purposes, which included working capital, capital expenditures and acquisitions.
Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of January 1, 2022. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of January 1, 2022, the company’s actual ratios of 0.09 and 0.37 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.
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

2021 ANNUAL REPORT	89

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
As of 2021 year end, Snap-on had $81.3 million of net foreign currency forward sell contracts outstanding comprised of sell contracts including $290.0 million in Canadian dollars, $10.3 million in euros, $8.1 million in Indian rupees, $6.3 million in Hungarian forints, and $4.5 million in other currencies, and buy contracts comprised of $79.6 million in British pounds, $48.4 million in Swedish kronor, $31.0 million in Chinese renminbi, $30.0 million in Hong Kong dollars, $14.3 million in Australian dollars, $14.2 million in Singapore dollars, $7.2 million in Norwegian kroner, $4.9 million in Danish kroner, and $8.3 million in other currencies. As of 2020 year end, Snap-on had $46.7 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $58.9 million in Swedish kronor, $43.5 million in British pounds, $26.1 million in Chinese renminbi, $22.5 million in Hong Kong dollars, $14.6 million in Singapore dollars, $6.2 million in Australian dollars, $5.8 million in Norwegian kroner, $5.1 million in Danish kroner, and $3.7 million in other currencies, and sell contracts comprised of $120.4 million in Canadian dollars, $7.9 million in Indian rupees, $3.5 million in Hungarian forints, and $7.9 million in other currencies.
Interest rate risk management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements (“interest rate swaps”) and treasury lock agreements (“treasury locks”).
Interest rate swaps: Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. The change in the fair value of the derivative is recorded in “Notes payable and current maturities of long-term debt” in 2020 on the accompanying Consolidated Balance Sheets. As of 2020 year end, the notional amount of interest rate swaps outstanding and designated as fair value hedges was $100 million. The interest rate swaps matured in fiscal 2021 and there were no outstanding swaps as of 2021 year end.

Consolidated Balance Sheets Line Item Where Hedge Item is Recorded	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	(in millions)		(in millions)
	2021	2020	2021	2020
Notes payable and current maturities of long-term debt	$—	$(255.1)	$—	$(5.1)

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

90	SNAP-ON INCORPORATED

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
There were no treasury locks outstanding as of both January 1, 2022, and January 2, 2021. See Note 18 for additional information on Other income (expense) - net.
Stock-based deferred compensation risk management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of 2021 and 2020 year end, Snap-on had equity forwards in place intended to manage market risk with respect to 72,100 shares and 78,800 shares, respectively, of Snap‑on common stock associated with its deferred compensation plans.
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

Snap-on has derivative assets and liabilities related to interest rate swaps, treasury locks, foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair values of derivative instruments included within the accompanying Consolidated Balance Sheets as of 2021 and 2020 year end are as follows:

		2021		2020
(Amounts in millions)	Balance Sheet Presentation	Derivative Assets Fair Value	Derivative Liability Fair Value	Derivative Assets Fair Value	Derivative Liability Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	$5.1	$—
Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other assets	$10.2	$—	$12.2	$—
Foreign currency forwards	Other accrued liabilities	—	5.3	—	7.0
Equity forwards	Prepaid expenses and other assets	15.5	—	13.5	—
		25.7	5.3	25.7	7.0
Total derivative instruments		$25.7	$5.3	$30.8	$7.0

2021 ANNUAL REPORT	91

Notes to Consolidated Financial Statements (continued)
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Equity forwards are valued using a market approach based primarily on the company’s stock price at the reporting date. The company did not have any derivative assets or liabilities measured at Level 1 or Level 3, nor did it implement any changes in its valuation techniques in 2021 and 2020, respectively.

The effect of derivative instruments designated as cash flow hedges as included in the Accumulated OCI on the Consolidated Balance Sheets is as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative
(Amounts in millions)	2021	2020	2019
Derivatives in Hedging Relationships:
Treasury locks	$—	$1.4	$—

The effect of derivative instruments designated as fair value and cash flow hedges as included in the Consolidated Statements of Earnings is as follows:

	Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2021		2020		2019
(Amounts in millions)	Interest expense	Other income (expense) - net	Interest expense	Other income (expense) - net	Interest expense	Other income (expense) - net

Total amounts of income and expense presented in the Consolidated Statements of Earnings:	$(53.1)	$16.5	$(54.0)	$8.7	$(49.0)	$8.8

Gain (loss) on fair value hedging relationships:
Interest rate swaps
Long-term debt	$(10.2)	$—	$(15.7)	$—	$(15.4)	$—
Derivatives designated as hedging instruments	2.7	—	3.9	—	2.0	—

Gain on cash flow hedging relationships:
Treasury locks
Gain reclassified from accumulated OCI into income	$1.6	$—	$1.6	$—	$1.5	$—

During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $1.2 million after tax at the time the underlying hedge transactions are realized.

92	SNAP-ON INCORPORATED

The effects of derivative instruments not designated as hedging instruments as included in the Consolidated Statements of Earnings are as follows:

	Statement of Earnings Presentation	Gain (Loss) Recognized in Income on Derivatives

(Amounts in millions)		2021	2020	2019
Gain (loss) on derivative relationships:
Foreign currency forwards	Other income (expense) – net	$(10.8)	$(6.6)	$(20.0)
Net exposures	Other income (expense) – net	9.6	2.7	16.4

Equity forwards	Operating expenses	$4.1	$1.0	$3.0
Stock-based deferred compensation liabilities	Operating expenses	(4.3)	(1.2)	(3.0)
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
Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements as of 2021 and 2020 year end are as follows:

	2021		2020
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,656.3	$1,988.6	$1,666.5	$2,024.4
Contract receivables – net	488.6	542.5	487.2	545.4
Long-term debt, notes payable and current maturities of long-term debt	1,200.3	1,339.7	1,450.6	1,678.2
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

2021 ANNUAL REPORT	93

Notes to Consolidated Financial Statements (continued)
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
The status of Snap-on’s pension plans as of 2021 and 2020 year end is as follows:

(Amounts in millions)	2021	2020
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,710.0	$1,565.6
Service cost	28.8	27.0
Interest cost	42.3	48.7
Plan participant contributions	0.5	0.4
Plan amendments	—	0.1
Benefits paid	(75.6)	(72.1)
Actuarial (gain) loss	(30.2)	122.8
Foreign currency impact	(8.7)	17.5
Benefit obligation at end of year	$1,667.1	$1,710.0

Change in plan assets:
Fair value of plan assets at beginning of year	$1,632.4	$1,455.5
Actual gain on plan assets	146.3	227.9
Employer contributions	10.7	10.4
Plan participant contributions	0.5	0.4
Benefits paid	(75.6)	(72.1)
Foreign currency impact	(3.4)	10.3
Fair value of plan assets at end of year	$1,710.9	$1,632.4
Funded (unfunded) status at end of year	$43.8	$(77.6)

The decrease in the defined benefit pension plans benefit obligations in 2021 was primarily due to an increase in the discount rate in 2021 as compared to 2020.
Amounts recognized in the Consolidated Balance Sheets as of 2021 and 2020 year end are as follows:

(Amounts in millions)	2021	2020
Other assets	$160.7	$54.2
Accrued benefits	(12.0)	(4.7)
Pension liabilities	(104.9)	(127.1)
Net asset (liability)	$43.8	$(77.6)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2021 and 2020 year end are as follows:

(Amounts in millions)	2021	2020
Net loss, net of tax of $68.1 million and $95.4 million, respectively	$(209.4)	$(302.2)
Prior service cost, net of tax of ($0.2) million and ($0.2) million, respectively	(0.6)	(0.7)
Total amount included in Accumulated OCI	$(210.0)	$(302.9)

The accumulated benefit obligation for Snap-on’s pension plans as of 2021 and 2020 year end was $1,580.4 million and $1,621.5 million, respectively.

94	SNAP-ON INCORPORATED

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Snap-on’s pension plans as of 2021 and 2020 year end are as follows:

(Amounts in millions)	2021	2020
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$127.8	$266.3
Fair value of plan assets	25.1	152.6
Pension plans with projected benefit obligations in excess of plans assets:
Projected benefit obligation	$280.4	$284.4
Fair value of plan assets	163.5	152.6

The components of net periodic benefit cost and changes recognized in “Other comprehensive income (loss)” (“OCI”) are as follows:

(Amounts in millions)	2021	2020	2019
Net periodic benefit cost:
Service cost	$28.8	$27.0	$23.5
Interest cost	42.3	48.7	56.4
Expected return on plan assets	(94.4)	(94.7)	(91.5)
Amortization of unrecognized loss	36.3	34.5	25.2
Amortization of prior service cost (credit)	0.1	—	(0.9)
Net periodic benefit cost	$13.1	$15.5	$12.7

Changes in benefit obligations recognized in OCI, net of tax:
Net (gain) loss	$(92.8)	$(31.6)	$31.9
Prior service cost (credit)	(0.1)	0.1	0.4
Total recognized in OCI	$(92.9)	$(31.5)	$32.3

The components of net periodic pension cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Consolidated Statements of Earnings. See Note 18 for additional information on Other income (expense) - net.

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2021	2020	2019
Discount rate	2.5%	3.2%	4.2%
Expected return on plan assets	6.5%	7.0%	7.1%
Rate of compensation increase	3.4%	3.4%	3.4%
Interest crediting rate - U.S. cash balance plan	3.8%	3.8%	3.8%

The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of 2021 and 2020 year end are as follows:

	2021	2020
Discount rate	2.8%	2.5%
Rate of compensation increase	3.4%	3.4%
Interest crediting rate - U.S. cash balance plan	3.8%	3.8%

2021 ANNUAL REPORT	95

Notes to Consolidated Financial Statements (continued)
The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The domestic discount rate as of 2021 and 2020 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries and which incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.
The weighted-average discount rate for Snap-on’s domestic pension plans of 2.9% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points (100 basis points (“bps”) equals 1.0 percent) would have increased Snap-on’s 2021 domestic pension expense and projected benefit obligation by approximately $4.0 million and $77.0 million, respectively. As of 2021 year end, Snap-on’s domestic projected benefit obligation comprised approximately 82% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 2.0% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 bps would have increased Snap-on’s 2021 foreign pension expense and projected benefit obligation by approximately $2.4 million and $27.8 million, respectively.

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

As a practical expedient, Snap-on uses the calendar year end as the measurement date for its plans. Snap-on funds its pension plans as required by governmental regulation and may consider discretionary contributions as conditions warrant. Snap‑on intends to make contributions of $9.4 million to its foreign pension plans and $9.5 million to its domestic pension plans in 2022, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2022.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2022	$92.4
2023	87.6
2024	91.5
2025	92.6
2026	94.5
2027-2031	493.9
Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. The long-term investment performance objective for Snap-on’s domestic plans’ assets is to achieve net of expense returns that meet or exceed the 6.50% domestic long-term return on plan assets assumption used for reporting purposes. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets. As of 2021 year end, Snap-on’s domestic pension plans’ assets comprised approximately 86% of the company’s worldwide pension plan assets.

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

96	SNAP-ON INCORPORATED

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
Snap-on’s domestic pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2021 and 2020 year end are as follows:

	Target	2021	2020
Asset category:
Equity securities	54%	52%	54%
Debt securities and cash and cash equivalents	41%	42%	41%
Hedge funds	5%	6%	5%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$1,464.7	$1,401.0

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

2021 ANNUAL REPORT	97

Notes to Consolidated Financial Statements (continued)
The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s domestic pension plans’ assets as of 2021 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$23.7	$—	$—	$23.7
Equity securities:
Domestic	109.4	—	—	109.4
Foreign	59.1	—	—	59.1
Commingled funds – domestic	—	—	311.7	311.7
Commingled funds – foreign	—	—	261.4	261.4
Private equity partnerships	—	—	14.5	14.5
Debt securities:
Government	180.0	0.7	—	180.7
Corporate bonds	—	414.3	—	414.3
Real estate and other real assets	—	—	2.7	2.7
Hedge funds	—	—	87.2	87.2
Total	$372.2	$415.0	$677.5	$1,464.7
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

The expected long-term rates of return on foreign plans’ assets, which range from 1.3% to 5.6% as of 2021 year end, reflect management’s expectations of long-term average rates of return on funds invested to provide benefits included in the plans’ projected benefit obligation. The expected returns are based on outlooks for inflation, fixed income returns and equity returns, asset allocations and investment strategies. Differences between actual and expected returns on foreign pension plans’ assets are recorded as an actuarial gain or loss and amortized accordingly.

Snap-on’s foreign pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2021 and 2020 year end are as follows:

	Target	2021	2020
Asset category:
Equity securities*	44%	43%	46%
Debt securities* and cash and cash equivalents	44%	45%	40%
Insurance contracts and hedge funds	12%	12%	14%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$246.2	$231.4

* Includes commingled funds - multi-strategy
The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2021 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$1.8	$—	$—	$1.8
Commingled funds – multi-strategy	—	—	172.5	172.5
Debt securities:
Government	13.9	—	—	13.9
Corporate bonds	—	28.1	—	28.1
Insurance contracts	—	29.9	—	29.9
Total	$15.7	$58.0	$172.5	$246.2

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2020 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$1.0	$—	$—	$1.0
Commingled funds – multi-strategy	—	—	162.4	162.4
Debt securities:
Government	12.0	—	—	12.0
Corporate bonds	—	23.8	—	23.8
Insurance contracts	—	32.2	—	32.2
Total	$13.0	$56.0	$162.4	$231.4

2021 ANNUAL REPORT	99

Notes to Consolidated Financial Statements (continued)
Snap-on has several 401(k) plans covering certain U.S. employees. Snap-on’s employer match to the 401(k) plans is made with cash contributions. For 2021, 2020 and 2019, Snap-on recognized $11.3 million, $10.3 million and $9.8 million, respectively, of expense related to its 401(k) plans.

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
The status of Snap-on’s U.S. postretirement health care plans as of 2021 and 2020 year end is as follows:

(Amounts in millions)	2021	2020
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$50.6	$49.2
Interest cost	1.1	1.5
Plan participant contributions	0.2	0.2
Benefits paid	(3.6)	(3.6)
Actuarial (gain) loss	(0.8)	3.3
Benefit obligation at end of year	$47.5	$50.6

Change in plan assets:
Fair value of plan assets at beginning of year	$13.3	$12.8
Actual return on plan assets	1.1	1.4
Employer contributions	2.7	2.5
Plan participant contributions	0.2	0.2
Benefits paid	(3.6)	(3.6)
Fair value of plan assets at end of year	$13.7	$13.3
Unfunded status at end of year	$(33.8)	$(37.3)

Amounts recognized in the Consolidated Balance Sheets as of 2021 and 2020 year end are as follows:

(Amounts in millions)	2021	2020
Accrued benefits	$(2.7)	$(2.8)
Retiree health care benefits	(31.1)	(34.5)
Net liability	$(33.8)	$(37.3)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2021 and 2020 year end are as follows:

(Amounts in millions)	2021	2020
Net gain, net of tax of $0.8 million and $0.5 million, respectively	$2.3	$1.3

100	SNAP-ON INCORPORATED

The components of net periodic benefit cost and changes recognized in OCI are as follows:

(Amounts in millions)	2021	2020	2019
Net periodic benefit cost:
Interest cost	$1.1	$1.5	$1.9
Expected return on plan assets	(0.6)	(0.6)	(0.7)
Amortization of unrecognized gain	—	—	(0.8)
Net periodic benefit cost	$0.5	$0.9	$0.4

Changes in benefit obligations recognized in OCI, net of tax:
Net (gain) loss	$(1.0)	$1.9	$2.4

The components of net periodic postretirement health care cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Consolidated Statements of Earnings. See Note 18 for additional information on Other income (expense) - net.

The weighted-average discount rate used to determine Snap-on’s postretirement health care expense is as follows:

	2021	2020	2019
Discount rate	2.3%	3.1%	4.2%

The weighted-average discount rate used to determine Snap-on’s accumulated benefit obligation is as follows:

	2021	2020
Discount rate	2.7%	2.3%

The methodology for selecting the year-end 2021 and 2020 weighted-average discount rate for the company’s domestic postretirement plans was to match the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. As a practical expedient, Snap-on uses the calendar year end as the measurement date for its plans.

For 2022, the actuarial calculations assume a pre-65 health care cost trend rate of 5.4% and a post-65 health care cost trend rate of 5.7%, both decreasing gradually to 4.0% in 2046 and thereafter.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2022	$3.5
2023	3.5
2024	3.6
2025	3.6
2026	3.6
2027-2031	18.2

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

2021 ANNUAL REPORT	101

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
Snap-on’s VEBA plan target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2021 and 2020 year end are as follows:

	Target	2021	2020
Asset category:
Debt securities and cash and cash equivalents	46%	44%	46%
Equity securities	29%	34%	35%
Hedge funds	25%	22%	19%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$13.7	$13.3

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

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of the VEBA plan assets as of 2021 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$0.3	$—	$0.3
Debt securities	5.8	—	5.8
Equity securities	—	4.6	4.6
Hedge fund	—	3.0	3.0
Total	$6.1	$7.6	$13.7

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

Note 14: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, SARs and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). As of 2021 year end, the 2011 Plan had 3,643,845 shares available for future grants. The company uses treasury stock to deliver shares under the 2011 Plan.

Net stock-based compensation expense was $41.4 million in 2021, $19.5 million in 2020 and $23.8 million in 2019. Cash received from stock purchase and option plan exercises was $162.4 million in 2021, $55.8 million in 2020 and $51.4 million in 2019. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $18.2 million in 2021, $8.2 million in 2020 and $9.6 million in 2019.

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

2021 ANNUAL REPORT	103

Notes to Consolidated Financial Statements (continued)
The following weighted-average assumptions were used in calculating the fair value of stock options granted during 2021, 2020 and 2019, using the Black-Scholes valuation model:

	2021	2020	2019
Expected term of option (in years)	5.33	5.53	5.53
Expected volatility factor	21.80%	21.67%	21.30%
Expected dividend yield	2.59%	2.78%	1.79%
Risk-free interest rate	0.67%	1.50%	2.54%

A summary of stock option activity during 2021 is presented below:

	Shares (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	3,120	$142.47
Granted	333	189.91
Exercised	(991)	135.88
Forfeited or expired	(30)	168.82
Outstanding at end of year	2,432	151.32	5.7	$155.8
Exercisable at end of year	1,675	142.82	4.5	121.5

* Weighted-average

The weighted-average grant date fair value of options granted was $26.19 in 2021, $22.95 in 2020 and $29.98 in 2019. The intrinsic value of options exercised was $76.1 million in 2021, $26.0 million in 2020 and $29.9 million in 2019. The fair value of stock options vested was $12.5 million in 2021, $14.6 million in 2020 and $15.7 million in 2019.

As of 2021 year end, there was $10.2 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.

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
Time-based RSUs are earned and expensed using the fair value of the award over the contractual term of three years. Vesting of the time-based RSUs is dependent upon continued employment for the 3-year cliff vesting period. Prior to 2021, the company granted performance-based RSUs with a one-year performance period followed by a two-year cliff vesting schedule.
The fair value of PSUs and RSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of awards granted during 2021, 2020 and 2019, was $184.32, $155.34 and $155.92, respectively. Earned PSUs totaled 46,343 shares as of the 2021 year end. There were no earned PSUs as of the 2020 year end and as of 2019 year end earned PSUs totaled 21,183 shares. Earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”). There were no PSUs paid out in 2021. PSUs related to 21,183 shares and 32,114 shares were paid out in 2020 and 2019, respectively.

In fiscal 2021, 32,265 time-based RSUs were granted; assuming continued employment, these RSUs will vest at the end of the 3-year cliff vesting period. Based on the company’s 2020 and 2019 performance, none of the performance-based RSUs granted in either 2020 or 2019 were earned.

104	SNAP-ON INCORPORATED

Changes to the company’s non-vested PSUs and RSUs in 2021 are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested PSUs and RSUs at beginning of year	76	$155.61
Granted	188	184.32
Vested	(46)	155.92
Cancellations and other	(3)	181.51
Non-vested PSUs and RSUs at end of year	215	180.29

* Weighted-average

As of 2021 year end, there was $22.9 million of unrecognized compensation cost related to non-vested PSUs and RSUs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.

Stock appreciation rights: The company also issues stock-settled and cash-settled SARs to certain key non-U.S. employees. SARs have a contractual term of ten years and vest ratably on the first, second and third anniversaries of the date of grant. SARs are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant.

Stock-settled SARs are accounted for as equity instruments and provide for the issuance of Snap-on common stock equal to the amount by which the company’s stock has appreciated over the exercise price. Stock-settled SARs have an effect on dilutive shares and shares outstanding as any appreciation of Snap-on’s common stock value over the exercise price will be settled in shares of common stock. Cash-settled SARs provide for the cash payment of the excess of the fair market value of Snap‑on’s common stock price on the date of exercise over the grant price. Cash-settled SARs have no effect on dilutive shares or shares outstanding as any appreciation of Snap-on’s common stock over the grant price is paid in cash and not in common stock.

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

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during 2021, 2020 and 2019, using the Black-Scholes valuation model:

	2021	2020	2019
Expected term of stock-settled SARs (in years)	3.94	3.75	3.65
Expected volatility factor	22.50%	22.50%	22.60%
Expected dividend yield	2.59%	2.78%	1.81%
Risk-free interest rate	0.19%	1.42%	2.48%

2021 ANNUAL REPORT	105

Notes to Consolidated Financial Statements (continued)
Changes to the company’s stock-settled SARs in 2021 are as follows:

	Stock-settled SARs (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	502	$151.59
Granted	83	189.89
Exercised	(48)	144.38
Forfeited or expired	(140)	152.52
Outstanding at end of year	397	160.09	6.7	$21.9
Exercisable at end of year	227	151.18	5.3	14.6

* Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted was $24.05 in 2021, $21.31 in 2020 and $26.45 in 2019. The intrinsic value of stock-settled SARs exercised was $3.1 million in 2021, $0.4 million in 2020 and $0.1 million in 2019. The fair value of stock-settled SARs vested was $2.1 million in 2021, $2.3 million in 2020 and $2.1 million in 2019.

As of 2021 year end there was $2.2 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during 2021, 2020 and 2019, using the Black-Scholes valuation model:

	2021	2020	2019
Expected term of cash-settled SARs (in years)	3.09	3.00	2.87
Expected volatility factor	22.49%	34.58%	23.33%
Expected dividend yield	2.64%	2.87%	2.02%
Risk-free interest rate	0.97%	0.17%	1.60%

The intrinsic value of cash-settled SARs exercised was $0.6 million in 2021, $1.0 million in 2020 and $1.2 million in 2019. The fair value of cash-settled SARs vested during 2021, 2020 and 2019 was $0.1 million, zero and $0.1 million, respectively.

Changes to the company’s non-vested cash-settled SARs in 2021 are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at beginning of year	2	$36.99
Granted	1	37.69
Vested	(1)	54.83
Non-vested cash-settled SARs at end of year	2	47.13

* Weighted-average

As of 2021 year end there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.

Restricted stock awards – non-employee directors: The company awarded 6,858 shares, 7,380 shares and 7,605 shares of restricted stock to non-employee directors in 2021, 2020 and 2019, respectively. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

106	SNAP-ON INCORPORATED

Directors’ fee plan: Under the Directors’ 1993 Fee Plan, as amended, non-employee directors may elect to receive up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. For 2021, 2020 and 2019, issuances under the Directors’ Fee Plan totaled 1,235 shares, 1,836 shares and 1,784 shares, respectively, of which 922 shares, 1,364 shares and 1,374 shares, respectively, were deferred. As of 2021 year end, shares reserved for issuance to directors under this plan totaled 189,837 shares.
Employee stock purchase plan: Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2021, 2020 and 2019, issuances under this plan totaled 82,286 shares, 25,425 shares and 25,820 shares, respectively. As of 2021 year end, shares reserved for issuance under this plan totaled 597,275 shares and Snap-on held participant contributions of approximately $3.0 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was $9.6 million in 2021, $1.1 million in 2020 and $0.1 million in 2019.

Franchisee stock purchase plan: All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2021, 2020 and 2019, issuances under this plan totaled 143,388 shares, 55,980 shares and 49,921 shares, respectively. As of 2021 year end, shares reserved for issuance under this plan totaled 270,162 shares and Snap-on held participant contributions of approximately $7.0 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. The company recognized mark-to-market expense of $16.7 million in 2021, $1.9 million in 2020, and $0.8 million in 2019.

Note 15: Capital Stock
Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock awards and other corporate purposes. Snap-on repurchased 1,943,900 shares, 1,109,000 shares and 1,495,000 shares in 2021, 2020 and 2019, respectively. As of 2021 year end, Snap-on has remaining availability to repurchase up to an additional $454.9 million in common stock pursuant to Board authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.
Cash dividends paid in 2021, 2020 and 2019 totaled $275.8 million, $243.3 million and $216.6 million, respectively. Cash dividends per share in 2021, 2020 and 2019 were $5.11, $4.47 and $3.93, respectively. On February 10, 2022, the company’s Board declared a quarterly dividend of $1.42 per share, payable on March 10, 2022, to shareholders of record on February 23, 2022.

Note 16: Commitments and Contingencies
Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for 2021, 2020 and 2019 is as follows:

(Amounts in millions)	2021	2020	2019
Warranty accrual:
Beginning of year	$17.6	$17.3	$17.1
Additions	13.7	13.9	16.0
Usage	(14.0)	(13.6)	(15.8)
End of year	$17.3	$17.6	$17.3
Approximately 2,700 employees, or 21% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. The number of covered union employees whose contracts expire over the next five years approximates 1,300 employees in 2022, 875 employees in 2023, 400 employees in 2024, and 125 employees in 2025; there are no contracts currently scheduled to expire in 2026. In recent years, Snap-on has not experienced any significant work slowdowns, stoppages or other labor disruptions.

2021 ANNUAL REPORT	107

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
Total lease costs for 2021, 2020 and 2019 consist of the following:

(Amounts in millions)	2021	2020	2019
Finance lease costs:
Amortization of ROU assets	$1.7	$1.7	$1.5
Interest on lease liabilities	0.3	0.4	0.5
Operating lease costs*	25.4	24.6	25.1
Total lease costs	$27.4	$26.7	$27.1

*	Includes short-term leases, variable lease costs and sublease income, which are immaterial.
Supplemental cash flow information related to leases in 2021, 2020 and 2019 is as follows:

(Amounts in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$3.1	$3.4	$2.8
Operating cash flows from finance leases	0.3	0.4	0.5
Operating cash flows from operating leases	23.5	23.1	23.5

ROU assets obtained in exchange for new lease obligations:
Finance lease liabilities	$0.3	$0.4	$1.4
Operating lease liabilities	23.4	15.2	12.5

108	SNAP-ON INCORPORATED

Supplemental balance sheet information related to leases in 2021 and 2020 is as follows:

(Amounts in millions)	2021	2020
Finance leases:
Property and equipment - gross	$22.3	$24.3
Accumulated depreciation and amortization	(17.4)	(17.5)
Property and equipment - net	$4.9	$6.8

Other accrued liabilities	$2.4	$2.7
Other long-term liabilities	4.5	7.4
Total finance lease liabilities	$6.9	$10.1

Operating leases:
Operating lease right-of-use assets	$51.9	$51.9

Other accrued liabilities	$19.6	$19.3
Operating lease liabilities	34.2	34.0
Total operating lease liabilities	$53.8	$53.3

Weighted-average lease terms and discount rates in 2021 and 2020 are as follows:

	2021	2020	2019
Weighted-average remaining lease terms:
Finance leases	2.9 years	3.7 years	4.5 years
Operating leases	3.3 years	3.3 years	3.7 years

Weighted-average discount rates:
Finance leases	3.1%	3.4%	3.4%
Operating leases	1.9%	2.6%	2.8%
Maturities of lease liabilities as of January 1, 2022 are as follows:

(Amounts in millions)	Operating Leases	Finance Leases
Year:
2022	$20.5	$2.5
2023	14.8	2.4
2024	10.2	1.9
2025	6.1	0.3
2026	3.3	0.1
2027 and thereafter	0.7	—
Total lease payments	55.6	7.2
Less: amount representing interest	(1.8)	(0.3)
Total lease liabilities	$53.8	$6.9

In 2021, Snap-on did not have any significant additional operating or finance leases that have not yet commenced.

2021 ANNUAL REPORT	109

Notes to Consolidated Financial Statements (continued)
Lessor accounting: Snap-on’s Financial Services business offers its customers lease financing for the lease of tools, diagnostics, and equipment products and to franchisees who require financing for vehicle leases. Snap-on accounts for its financial services leases as sales-type leases. In certain circumstances, the lessee has the option to terminate the lease. In the event of the lessee’s deteriorated financial condition or default, Snap-on has the right to terminate the lease. The leases contain an end-of-term purchase option that is generally insignificant and is reasonably certain to be exercised by the lessee.

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

Sales-type leases are included in both “Finance receivables - net” and “Long-term finance receivables - net” on the accompanying Consolidated Balance Sheets, with lease terms of up to five years. In 2021 and 2020, finance receivables have future minimum lease payments, including unguaranteed residual value, of $13.1 million and $42.7 million, respectively, and unearned finance charges of $1.8 million and $6.9 million, respectively.

Sales-type leases are included in both “Contract receivables - net” and “Long-term contract receivables - net” on the accompanying Consolidated Balance Sheets, with lease terms of up to seven years. In 2021 and 2020, contract receivables have future minimum lease payments, including unguaranteed residual value, of $293.7 million and $285.8 million, respectively, and unearned finance charges of $49.0 million and $48.4 million, respectively.

Future minimum lease payments as of January 1, 2022 are as follows:

(Amounts in millions)	Lease Receivables
Year:
2022	$84.4
2023	72.9
2024	58.5
2025	43.3
2026	28.2
2027 and thereafter	19.5
Total lease payments	306.8
Less: unearned finance charges	(50.8)
Net investment in leases	$256.0

See Note 4 for further information on finance and contract receivables.
Note 18: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Consolidated Statements of Earnings consists of the following:

(Amounts in millions)	2021	2020	2019
Interest income	$2.1	$1.7	$1.5
Net foreign exchange loss	(1.2)	(3.9)	(3.6)
Net periodic pension and postretirement benefits - non-service	15.2	10.6	10.4
Foreign currency translation loss from sale of equity interest	(1.0)	—	—
Other	1.4	0.3	0.5
Total other income (expense) – net	$16.5	$8.7	$8.8

110	SNAP-ON INCORPORATED

Note 19: Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in Accumulated OCI by component and net of tax for 2021 and 2020:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance at beginning of 2020	$(187.4)	$10.7	$(331.2)	$(507.9)
Other comprehensive income before reclassifications	112.7	1.4	3.5	117.6
Amounts reclassified from Accumulated OCI	—	(1.6)	26.1	24.5
Net other comprehensive income (loss)	112.7	(0.2)	29.6	142.1
Balance as of 2020 year end	$(74.7)	$10.5	$(301.6)	$(365.8)
Other comprehensive income (loss) before reclassifications	(69.4)	—	66.5	(2.9)
Amounts reclassified from Accumulated OCI	(1.0)	(1.6)	27.4	24.8
Net other comprehensive income (loss)	(70.4)	(1.6)	93.9	21.9
Balance as of 2021 year end	$(145.1)	$8.9	$(207.7)	$(343.9)

The reclassifications out of Accumulated OCI in 2021 and 2020 are as follows:

	Amounts Reclassified from Accumulated OCI		Statement of Earnings Presentation
(Amounts in millions)	2021	2020
Foreign currency loss from sale of equity interest:
Foreign currency	$1.0	$—	Other income (expense) - net
Income tax expense	—	—	Income tax expense
Net of tax	1.0	—
Gains on cash flow hedges:
Treasury locks	1.6	1.6	Interest expense
Income tax expense	—	—	Income tax expense
Net of tax	1.6	1.6
Amortization of net unrecognized losses and prior service credits	(36.4)	(34.5)	See footnote below*
Income tax benefit	9.0	8.4	Income tax expense
Net of tax	(27.4)	(26.1)
Total reclassifications for the period, net of tax	$(24.8)	$(24.5)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 12 and Note 13 for further information.

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

2021 ANNUAL REPORT	111

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

Snap-on does not have any single customer or government that represents 10% or more of its revenues in any of the indicated periods.

Financial Data by Segment:

(Amounts in millions)	2021	2020	2019
Net sales:
Commercial & Industrial Group	$1,406.3	$1,234.6	$1,345.7
Snap-on Tools Group	1,938.6	1,643.9	1,612.9
Repair Systems & Information Group	1,503.1	1,238.2	1,334.5
Segment net sales	4,848.0	4,116.7	4,293.1
Intersegment eliminations	(596.0)	(524.2)	(563.1)
Total net sales	4,252.0	3,592.5	3,730.0
Financial Services revenue	349.7	349.7	337.7
Total revenues	$4,601.7	$3,942.2	$4,067.7

Operating earnings:
Commercial & Industrial Group	$209.9	$153.7	$188.7
Snap-on Tools Group	411.1	267.7	245.8
Repair Systems & Information Group	348.6	298.0	342.7
Financial Services	272.0	248.6	245.9
Segment operating earnings	1,241.6	968.0	1,023.1
Corporate	(118.1)	(87.5)	(60.8)
Operating earnings	1,123.5	880.5	962.3
Interest expense	(53.1)	(54.0)	(49.0)
Other income (expense) – net	16.5	8.7	8.8
Earnings before income taxes and equity earnings	$1,086.9	$835.2	$922.1

(Amounts in millions)	2021	2020
Assets:
Commercial & Industrial Group	$1,209.3	$1,210.4
Snap-on Tools Group	791.4	775.3
Repair Systems & Information Group	1,624.3	1,399.7
Financial Services	2,163.6	2,170.3
Total assets from reportable segments	5,788.6	5,555.7
Corporate	1,039.7	1,063.2
Elimination of intersegment receivables	(68.6)	(61.6)
Total assets	$6,759.7	$6,557.3

112	SNAP-ON INCORPORATED

Financial Data by Segment (continued):

(Amounts in millions)	2021	2020	2019
Capital expenditures:
Commercial & Industrial Group	$24.3	$20.3	$30.1
Snap-on Tools Group	27.1	24.2	42.7
Repair Systems & Information Group	15.4	14.7	22.7
Financial Services	0.8	0.8	0.8
Total from reportable segments	67.6	60.0	96.3
Corporate	2.5	5.6	3.1
Total capital expenditures	$70.1	$65.6	$99.4

Depreciation and amortization:
Commercial & Industrial Group	$28.2	$25.1	$23.5
Snap-on Tools Group	31.2	32.7	31.7
Repair Systems & Information Group	40.9	34.6	33.0
Financial Services	0.9	0.7	0.7
Total from reportable segments	101.2	93.1	88.9
Corporate	3.6	3.6	3.5
Total depreciation and amortization	$104.8	$96.7	$92.4

Revenues by geographic region:*
United States	$3,153.0	$2,772.3	$2,794.0
Europe	808.5	677.5	730.3
All other	640.2	492.4	543.4
Total revenues	$4,601.7	$3,942.2	$4,067.7

(Amounts in millions)		2021	2020
Long-lived assets:**
United States		$342.2	$345.3
Europe		171.2	174.2
All other		56.7	58.6
Total long-lived assets		$570.1	$578.1

*	Revenues are attributed to countries based on origin of the sale.
**	Long-lived assets consist of Property and equipment - net and Operating lease right-of-use assets. Prior year has been recast to conform with the current year presentation which includes Operating lease right-of-use assets and excludes Goodwill and Other intangibles - net.

2021 ANNUAL REPORT	113

Notes to Consolidated Financial Statements (continued)
Products and Services: Snap-on derives net sales from a broad line of products and complementary services that are grouped into three categories: (i) tools; (ii) diagnostics, information and management systems; and (iii) equipment. The tools product category includes hand tools, power tools, tool storage products and other similar products. The diagnostics, information and management systems product category includes handheld and computer-based diagnostic products, service and repair information products, diagnostic software solutions, electronic parts catalogs, business management systems and services, point-of-sale systems, integrated systems for vehicle service shops, OEM purchasing facilitation services, and warranty management systems and analytics to help OEM dealerships manage and track performance. The equipment product category includes solutions for the service of vehicles and industrial equipment. Snap-on supports the sale of its diagnostics and vehicle service shop equipment by offering training programs as well as after-sales service support for its customers. Through its financial services businesses, Snap-on also derives revenue from various financing programs designed to facilitate the sales of its products and support its franchise business. Further product line information is not presented as it is not practicable to do so.

The following table shows the consolidated net sales and revenues of these product groups in the last three years:

(Amounts in millions)	2021	2020	2019
Net sales:
Tools	$2,343.0	$1,984.7	$2,017.5
Diagnostics, information and management systems	892.5	783.8	827.5
Equipment	1,016.5	824.0	885.0
Total net sales	4,252.0	3,592.5	3,730.0
Financial services revenue	349.7	349.7	337.7
Total revenues	$4,601.7	$3,942.2	$4,067.7

114	SNAP-ON INCORPORATED

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED

By:	/s/ Nicholas T. Pinchuk	Date:	February 10, 2022
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Nicholas T. Pinchuk	Date:	February 10, 2022
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

/s/ Aldo J. Pagliari	Date:	February 10, 2022
Aldo J. Pagliari, Principal Financial Officer, Senior Vice President – Finance and Chief Financial Officer

/s/ Marty V. Ozolins	Date:	February 10, 2022
Marty V. Ozolins, Principal Accounting Officer, Vice President and Controller

2021 ANNUAL REPORT	115

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ David C. Adams	Date:	February 10, 2022
David C. Adams, Director

By:	/s/ Karen L. Daniel	Date:	February 10, 2022
Karen L. Daniel, Director

By:	/s/ Ruth Ann M. Gillis	Date:	February 10, 2022
Ruth Ann M. Gillis, Director

By:	/s/ James P. Holden	Date:	February 10, 2022
James P. Holden, Director

By:	/s/ Nathan J. Jones	Date:	February 10, 2022
Nathan J. Jones, Director

By:	/s/ Henry W. Knueppel	Date:	February 10, 2022
Henry W. Knueppel, Director

By:	/s/ W. Dudley Lehman	Date:	February 10, 2022
W. Dudley Lehman, Director

By:	/s/ Nicholas T. Pinchuk	Date:	February 10, 2022
Nicholas T. Pinchuk, Director

By:	/s/ Gregg M. Sherrill	Date:	February 10, 2022
Gregg M. Sherrill, Director

By:	/s/ Donald J. Stebbins	Date:	February 10, 2022
Donald J. Stebbins, Director

116	SNAP-ON INCORPORATED