Form 10-K
period 2022-12-31
Snap-on Inc
filed 2023-02-09
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022, or

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
Large accelerated filer  ☒    Accelerated filer  ☐   Non-accelerated filer  ☐
Smaller reporting company  ☐     Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates (excludes 861,593 shares held by directors and executive officers) computed by reference to the price ($198.24) at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 2, 2022) was $10.4 billion.
The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 3, 2023, was 53,114,455 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on or about March 10, 2023, prepared for the Annual Meeting of Shareholders scheduled for April 27, 2023.

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
•Significant changes in the current competitive environment;
•Risks related to pursuing, completing and integrating acquisitions;
•Inflation, interest rate changes and other monetary and market fluctuations;
•Price and supply fluctuations related to raw materials, components and certain purchased finished goods, such as steel, plastics, and electronics;
•The effects of external economic factors, including adverse developments in world financial markets, disruptions related to tariffs and other trade issues, and global supply chain inefficiencies, including as a result of the current war in Ukraine;
•Snap-on’s ability to successfully manage changes in prices and the availability of energy sources, including gasoline;
•Snap-on’s ability to withstand disruption arising from natural disasters, including climate-related events or other unusual occurrences;
•Risks associated with data security and technological systems and protections, including the effects of cyber incidents and from new legislation, regulations or government-related developments;
•The impact of labor interruptions or challenges, and Snap-on’s ability to effectively manage human capital resources;
•Snap-on’s ability to successfully manage planned facility closures or to withstand disruptions from unexpected closures;
•Weakness in certain geographic areas, including as a result of localized recessions, and the impact of matters related to the United Kingdom’s exit from the European Union;
•Changes in tax rates, laws and regulations as well as uncertainty surrounding potential changes;
•The amount, rate and growth of health care and postretirement costs, including continuing and potentially increasing required contributions to pension and postretirement plans;

2022 ANNUAL REPORT	3

•The effects of new requirements, legislation, regulations or government-related developments or issues, as well as third party actions, including those addressing climate change;
•Potential reputational damages and costs related to litigation;
•The impact of the ongoing coronavirus (“COVID-19”) pandemic and other outbreaks of infectious diseases, as well as the effects of governmental actions related thereto on Snap-on’s business, which could have the potential to amplify the impact of the other risks facing the company; and
•Other world or local events outside Snap-on’s control, including terrorist disruptions, armed conflicts and civil unrest.

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

Fiscal Year

Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2022” or “2022” refer to the fiscal year ended December 31, 2022; references to “fiscal 2021” or “2021” refer to the fiscal year ended January 1, 2022; and references to “fiscal 2020” or “2020” refer to the fiscal year ended January 2, 2021. References in this document to 2022, 2021 and 2020 year end refer to December 31, 2022, January 1, 2022, and January 2, 2021, respectively. Snap-on’s 2022 and 2021 fiscal years each contained 52 weeks of operating results. Snap-on’s 2020 fiscal year contained 53 weeks of operating results with the extra week occurring in the fourth quarter.

Item 1: Business

Snap-on is a leading global innovator, manufacturer and marketer of tools, equipment, diagnostics, repair information and systems solutions for professional users performing critical tasks including those working in vehicle repair, aerospace, the military, natural resources, and manufacturing. From its founding in 1920, Snap-on has been recognized as the mark of the serious and the outward sign of the pride and dignity working men and women take in their professions. Products and services are sold through the company’s network of widely recognized franchisee vans as well as through direct and distributor channels, under a variety of notable brands. The company also provides financing programs to facilitate the sales of its products and to support its franchise business.
Snap-on markets its products and brands worldwide in more than 130 countries. Snap-on’s largest geographic markets include the United States, Europe, Canada and Asia Pacific.
The company began with the development of the original Snap-on interchangeable socket set and subsequently pioneered mobile tool distribution in the automotive repair market, where well-stocked vans sell to professional vehicle technicians at their place of business. Today, Snap-on defines its value proposition more broadly, extending its reach “beyond the garage” to deliver a broad array of unique solutions that make work easier for serious professionals. The company’s “coherent growth” strategy focuses on developing and expanding its professional customer base in its legacy automotive market, as well as in adjacent markets, additional geographies and other areas, including in critical industries, where the cost and penalties for failure can be high. In addition to its coherent growth strategy, Snap-on is committed to its “Value Creation Processes” – a set of strategic principles and processes designed to create value and employed in the areas of (i) safety; (ii) quality; (iii) customer connection; (iv) innovation; and (v) rapid continuous improvement (“RCI”). Snap-on’s RCI initiatives employ a structured set of tools and processes across multiple businesses and geographies intended to eliminate waste and improve operations. Savings from Snap-on’s RCI initiatives reflect benefits from a wide variety of ongoing efficiency, productivity and process improvements, including savings generated from product design cost reductions, improved manufacturing line set-up and change-over practices, lower-cost sourcing initiatives and facility consolidations.

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

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government and military, power generation, transportation and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s multi-national mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealerships, through direct and distributor channels. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), the company’s financial services business in the United States, and Snap-on’s other financial services subsidiaries in those international markets where Snap-on has franchise operations. See Note 20 to the Consolidated Financial Statements for information on business segments and foreign operations.

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

Information Available on the Company’s Website

Additional information about Snap-on, including its products and its environmental, health and safety, social responsibility, governance and sustainability (collectively, “ESG”) commitment, is available on the company’s website at www.snapon.com. Snap-on is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Snap-on’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements on Schedule 14A and Current Reports on Form 8-K, as well as any amendments to those reports, are made available to the public at no charge through the “Investors” section of the company’s website at www.snapon.com. Snap‑on makes such material available on its website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). Copies of any materials the company files with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov. In addition, Snap-on’s (i) charters for the Audit, Corporate Governance and Nominating, and Organization and Executive Compensation Committees of the company’s Board of Directors; (ii) Corporate Governance Guidelines; and (iii) Code of Business Conduct and Ethics are available on the company’s website. Snap-on will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Business Conduct and Ethics, on the company’s website at www.snapon.com.

2022 ANNUAL REPORT	5

Products and Services

Tools; Diagnostics, Information and Management Systems; and Equipment

Snap-on offers a broad line of products and complementary services that are grouped into three product categories: (i) tools; (ii) diagnostics, information and management systems; and (iii) equipment. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales of these product categories for the last three years:

	Net Sales
(Amounts in millions)	2022	2021	2020
Product Category:
Tools	$2,399.4	$2,343.0	$1,984.7
Diagnostics, information and management systems	942.4	892.5	783.8
Equipment	1,151.0	1,016.5	824.0
	$4,492.8	$4,252.0	$3,592.5

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

Products are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

Names	Products and Services

Snap-on	Hand tools, power tools, tool storage products (including tool control software and hardware), diagnostics, certain equipment and related accessories, mobile tool stores, websites, electronic parts catalogs, warranty analytics solutions, business management systems and services, OEM specialty tools and equipment development and distribution, and OEM facilitation services

ATI	Aircraft hand tools and machine tools

AutoCrib	Asset and tool control systems

autoVHC	Vehicle inspection and training services

BAHCO	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage, including tool control systems

Blackhawk	Collision repair equipment

Blue-Point	Hand tools, power tools, tool storage, diagnostics, certain equipment and related accessories

Car-O-Liner	Collision repair equipment, and information and truck alignment systems

Cartec	Safety testing, brake testers, test lane equipment, dynamometers, suspension testers, emission testers and other equipment

CDI	Torque tools

Challenger	Vehicle lifts

Cognitran	OEM SaaS products

Dealer-FX	Service operation solutions and OEM SaaS systems

Ecotechnics	Vehicle air conditioning service equipment

Fastorq	Hydraulic torque and tensioning products

Fish and Hook	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage

Hofmann	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Irimo	Saw blades, cutting tools, hand tools, power tools and tool storage

John Bean	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Josam	Heavy duty alignment and collision repair solutions

Lindström	Hand tools

Mitchell1	Repair and service information, shop management systems and business services

Nexiq	Diagnostic tools, information and program distributions for fleet and heavy duty equipment

Norbar	Torque tools

Power Hawk	Rescue tools and related equipment for military, government, fire and rescue

Pro-Cut	Brake service equipment and accessories

Sandflex	Hacksaw blades, bandsaws, saw blades, hole saws and reciprocating saw blades

ShopKey	Repair and service information, shop management systems and business services

Sioux	Power tools

Sturtevant Richmont	Torque tools

Sun	Diagnostic tools, wheel balancers, vehicle lifts, tire changers, wheel aligners, air conditioning products and emission testers

TreadReader	Automotive tire drive-over ramps and handheld devices

TruckCam	Commercial vehicle OEM factory solutions

Williams	Hand tools, tool storage, certain equipment and related accessories

2022 ANNUAL REPORT	7

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
Mobile Van Channel
In the United States, a significant portion of sales to the vehicle service and repair sector is conducted through Snap‑on’s mobile franchise van channel. Snap-on’s franchisees primarily serve vehicle repair technicians and vehicle service shop owners, generally providing weekly contact at the customer’s place of business. Franchisees’ sales are concentrated in hand and power tools, tool storage products, shop equipment, diagnostics, and repair information products, which can be transported in a van or trailer and demonstrated during a sales call. Franchisees purchase Snap-on’s products at a discount from suggested list prices and resell them at prices established by the franchisee. U.S. franchisees are provided a list of calls that serves as the basis of the franchisee’s sales route. Snap-on’s franchisees also have the opportunity to add a limited number of additional franchises.
Snap-on charges nominal initial and ongoing monthly franchise fees. Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training, marketing and product promotion programs, and technology support), is recognized as the fees are earned. Franchise fee revenue totaled $18.4 million, $17.3 million and $16.2 million in fiscal 2022, 2021 and 2020, respectively.
Snap-on also has a company-owned route program that is designed to: (i) provide another pool of potential field organization personnel; (ii) service customers in select new and/or open routes not currently serviced by franchisees; and (iii) allow Snap‑on to pilot new sales and promotional ideas prior to introducing them to franchisees. As of 2022 year end, company-owned routes comprised approximately 4% of the total route population. Snap-on may elect to increase or reduce the number of company-owned routes in the future.
In addition to its mobile van channel in the United States, Snap-on has franchise distribution models in certain other countries, including Canada, the United Kingdom, Japan, Australia, Germany, Netherlands, South Africa, New Zealand, Belgium and Ireland. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians as well as repair shop owners and managers. As of 2022 year end, Snap-on’s worldwide route count was approximately 4,725, including approximately 3,400 routes in the United States.
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

2022 ANNUAL REPORT	9

Snap-on brand tools and equipment are marketed to industrial and governmental customers worldwide through both industrial sales associates and independent distributors. Selling activities focus on industrial customers whose main purchase criteria are quality and integrated solutions. As of 2022 year end, Snap-on had industrial sales associates and independent distributors primarily in the United States, Canada and in various European, Latin American, Middle Eastern, Asian and African countries, with the United States representing the majority of Snap-on’s total industrial sales.
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
Distributors
Sales of certain tools and equipment are made through independent distributors who purchase the items from Snap-on and resell them to end users. Hand tools marketed under the BAHCO, Irimo, Lindström, CDI, ATI, Fastorq, Norbar, Sioux, Sturtevant Richmont and Williams brands and trade names, for example, are sold through distributors worldwide. Asset and tool control solutions are sold under the AutoCrib brand primarily through distributors worldwide. Wheel service and other vehicle service equipment are sold through distributors primarily under brands including Hofmann, John Bean, Car-O-Liner, Challenger, Pro-Cut, Cartec, Blackhawk and Ecotechnics. Diagnostics and equipment products are marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe under the Snap-on, Sun and Blue-Point brands.
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
Resources
Raw Materials and Purchased Product
Snap-on’s supply of raw materials, including steel, and purchased components are generally available from numerous suppliers and the company continuously works to expand and enhance supplier relationships to meet its supply needs. Snap-on believes it has secured a sufficient amount of raw materials and purchased components for the near future to meet the expected general sales demand. While the company does experience raw material and component cost fluctuations, as well as availability variations from time to time and from operation to operation, including due to the ongoing COVID-19 pandemic and its impact on the global supply chain, Snap-on endeavors to employ its RCI processes to improve efficiencies and reduce waste to minimize the impact of any cost increases. The company does not currently anticipate experiencing any significant impact in 2023 from raw material and purchased component cost or availability issues.

10	SNAP-ON INCORPORATED

To date, the company has not observed any meaningful supply shortages or cost increases directly or indirectly resulting from climate change factors.

Patents, Trademarks and Other Intellectual Property
Snap-on vigorously pursues and relies on patent protection to safeguard its intellectual property and position in its markets. As of 2022 year end, Snap-on and its subsidiaries held approximately 870 active and pending patents in the United States and approximately 2,780 active and pending patents outside of the United States. Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in any of the last three years.
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
Much of the technology used in the manufacture of vehicle service tools and equipment is in the public domain. Snap-on relies primarily on trade secret protection for proprietary processes used in manufacturing. Methods and processes are patented when appropriate. Snap-on leverages trade secret and other protections, as well as contractual arrangements and confidentiality procedures, for its proprietary software and other innovative solutions. Copyright protection is also utilized when appropriate.
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
Government Regulations
Snap-on is subject to various federal, state and local laws, such as those related to international trade, data privacy, tax and government contracts, as well as environmental laws, ordinances, regulations, and requirements of government authorities in the United States and other nations. At Snap-on, environmental liabilities are managed through the Snap-on Environmental, Health and Safety Management System (“EH & SMS”), which is applied worldwide. The system is based upon continual improvement and is certified to ISO 9001:2015, ISO 14001:2015 and ISO 45001:2018, verified through Det Norske Veritas (DNV) Certification, Inc.
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
Human Capital Management
As of December 31, 2022, Snap-on employed approximately 12,900 people worldwide, of which approximately 7,200 were employed in the United States and approximately 5,700 were outside the United States. Based on Snap-on’s most recently filed EEO-1 data, which is available under “ESG Reporting” in the “Investors” section of the company’s website at www.snapon.com, females constitute 26.0% and minorities constitute 23.5% of the company’s workforce in the United States. Additionally, on a global basis, approximately 2,600 employees are represented by unions and/or covered under collective bargaining agreements with varying expiration dates through 2025. In recent years, Snap-on has not experienced any significant work slowdowns, stoppages or other labor disruptions.

2022 ANNUAL REPORT	11

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

Successful execution of our way forward is dependent on attracting, developing and retaining key employees and members of our management team, which we achieve through the following:

•Snap-on believes strongly in workplace safety. As a permanent priority agenda item at all operational meetings, safety comes first. Snap-on strives to maintain a safe workplace and expects its employees to broadly embrace the company’s safety programs. Snap-on invests in its strong safety culture and in elevating the importance of worker safety throughout all levels of the organization. For 2022, Snap-on had an overall safety incident rate of 1.12 (number of injuries and illnesses multiplied by 200,000, divided by hours worked).

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

•Snap-on’s people and the behaviors they display define our success, including integrity, respect and teamwork. Annual employee training is used to reinforce ethics, environmental matters, health and safety, human rights, information security and regulatory compliance, which includes anti-corruption training for all relevant employees.

Social Responsibility and Sustainability Commitment

Snap-on is deeply dedicated to honoring and celebrating the dignity of work. The company supports upskilling the workforce through collaborations with Career and Technical Education (CTE) schools across the United States and throughout the world, and with SkillsUSA and World Skills to engage youth in order to enable and promote technical careers. Additionally, the company is a founding partner of the National Coalition of Certification Centers (NC3), which aims to more effectively match technical school curricula with the precise needs of the current and future workplace by developing, implementing, and sustaining industry-recognized certifications with programs in automotive, aviation, energy, oil and gas, manufacturing and other critical industries. To date, over 250,000 students have earned Snap-on certifications, preparing them for successful and satisfying careers across various technical disciplines.

Snap-on is committed to conducting business and making decisions honestly, ethically, fairly and within the law, and is guided by the company’s “Who We Are” mission statement, which is translated into multiple languages and prominently displayed in its facilities around the world. Snap-on is dedicated to earning and keeping the trust and confidence of its shareholders, customers, franchisees, distributors, retirees and associates, as well as of the communities where the company does business. Snap-on’s Code of Business Conduct and Ethics provides guidelines and a framework for conducting business in an ethical manner. These beliefs go beyond Snap-on and are expected of suppliers as detailed in the company’s Supplier Code of Conduct. Snap-on has adopted policies that seek to eliminate human trafficking, slavery, forced labor and child labor from its global supply chain, and has formalized its commitment to protecting human rights in the company’s Human Rights Policy.

12	SNAP-ON INCORPORATED

Snap-on prioritizes continuous improvement in all facets of its operations, including environmental matters and health and safety. The company strives to protect environmental quality and human welfare in its workplaces and in its communities by implementing sound policies designed to prevent, mitigate and reduce the company’s impact on the environment. The company has voluntarily reported Scope 1 and Scope 2 greenhouse gas (“GHG”) emissions to the CDP (formerly known as the Carbon Disclosure Project) on an annual basis since 2008. In 2022, the company’s total GHG emissions of 101,805 metric tons of carbon dioxide equivalent (“CO2e”) reflected an intensity of 22.7 (metric tons of CO2e, divided by net sales in millions), which is over 40% lower than when initially reported in 2008.

Snap-on’s sustainability framework is focused on key areas impacting our industry, including energy management, employee health and safety, and material management, and is aligned with the standards of the Value Reporting Foundation (formerly known as the Sustainability Accounting Standards Board or “SASB”), which has been consolidated into the International Financial Reporting Standards Foundation. Snap-on’s SASB Index is available under “ESG Reporting” in the “Investors” section on the company’s website at www.snapon.com.

Feedback on the evaluation of risks and/or opportunities related to ESG matters identified by the company’s internal Environmental, Social and Governance Committee (the “ESGC”) and by the company’s operating units is included and discussed as part of the company’s quarterly operations reviews with senior management. The ESGC reports to the company’s Chief Executive Officer and updates the Corporate Governance and Nominating Committee about its plans and actions at least two times per year. The full Board has ultimate oversight of the company’s strategy related to ESG matters and receives regular reports on the subject from the Corporate Governance and Nominating Committee.

Additional information regarding the company’s sustainability commitment is available in the “Investors” section of the company’s website at www.snapon.com.

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
In addition, the number of electric and hybrid vehicles developed and sold has risen in recent years, and is expected to continue to increase in the future. While we believe that advances in vehicle technologies provide us with opportunities to develop innovative products and solutions for the vehicle repair market, if we are not able to execute on those possibilities, our business and results of operations could suffer.

2022 ANNUAL REPORT	13

The performance of Snap-on’s mobile tool distribution business depends on the success of its franchisees.
Approximately 43% of our consolidated net revenues in 2022 were generated by the Snap-on Tools Group, which consists of Snap-on’s business operations primarily serving vehicle service and repair technicians through the company’s multi-national mobile tool distribution channel. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services.
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
Sales from new products represent a significant portion of our net sales and are expected to continue to represent a significant component of our future net sales. We may not be able to compete effectively unless we continue to enhance existing products or introduce new products to the marketplace in a timely manner. Product improvements and new product introductions require significant financial and other resources, including planning, design, development, sourcing and testing at the technological, product and manufacturing process levels. Our competitors’ new products may beat our products to market, be more effective, contain more features, be less expensive than our products, and/or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other factors, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.
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
We face strong competition in all of our market segments. Price competition in our various industries is intense and pricing pressures from competitors and customers continue to increase. In general, as a manufacturer and marketer of premium products and services, the expectations of Snap-on’s customers and its franchisees are high. Any inability to maintain customer satisfaction could diminish Snap-on’s premium image and reputation and could result in a lessening of our ability to command premium pricing. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase market share or profitability.

14	SNAP-ON INCORPORATED

Foreign operations are subject to political, economic, trade and other risks that could adversely affect our business, financial condition, results of operations and cash flows.
Approximately 28% of our revenues in 2022 were generated outside of the United States. Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets and critical industries. Numerous risks and uncertainties affect our non-U.S. operations. These include political, economic and social instability, such as acts of war, armed conflicts, civil disturbance or acts of terrorism, local labor conditions, trade relations with China, changes in government policies and regulations, including those intended to address climate change, imposition or increases in withholding and other taxes on remittances and other payments by international subsidiaries, as well as exposure to liabilities under anti-bribery and anti-corruption laws in various countries, such as the U.S. Foreign Corrupt Practices Act, currency volatility, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, reputational risks related to, among other factors, different standards and practices among countries, as well as natural disasters, weather events and outbreaks of infectious diseases. Should the economic environment in our non-U.S. markets deteriorate from current levels, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.
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
The February 2022 Russian invasion of Ukraine and the ongoing conflict in the region has led to sanctions and actions taken against Russia and Belarus by the United States, the U.K., the European Union and others. The war in Ukraine has not had a material impact on our business and operations; however, expansion of the conflict beyond its current geographic, political and economic scope could adversely impact our business, results of operations and financial condition. Risks related to this situation include supply chain inefficiencies, price increases and shortages of raw materials and components, exchange rate volatility, energy shortages in Europe, an increase in cybersecurity incidents, and potential impairment of certain assets.
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
We manufacture a significant portion of the products we sell. Any prolonged disruption in the operations of our existing manufacturing facilities, whether due to technical or labor difficulties, facility consolidation or closure actions, lack of raw material or component availability, destruction of or damage to any facility (as a result of natural disasters, climate or weather events, use and storage of hazardous materials, armed conflicts, sabotage, terrorism, civil unrest or other events), or other reasons, including outbreaks of infectious diseases, such as the ongoing COVID-19 pandemic, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

2022 ANNUAL REPORT	15

Price inflation and shortages of raw materials, components, certain purchased finished goods and energy sources have impacted, and in the future could adversely affect, the ability to obtain, as well as the cost of, needed materials or products and, in turn, our results of operations.

Snap-on’s supply of raw materials and purchased components are generally available from numerous suppliers, and the company continuously works to expand its supplier base to ensure availability. The principal raw material used in the manufacture of our products is steel, which we purchase in competitive, price-sensitive markets. To meet Snap-on’s high quality standards, our steel needs range from specialized alloys, which are available only from a limited group of approved suppliers, to common alloys, which are available from multiple suppliers. Some of these materials have been, and in the future may be, in short supply, particularly in the event of mill shutdowns or production cut backs. In addition, outbreaks of infectious diseases, weather events, armed conflicts or other circumstances beyond our control could also impact the availability of raw materials and components. Physical risks of climate change may also impact the availability and cost of materials, sources and supply of energy and could also increase operating costs. Raw materials, components and certain purchased finished goods can exhibit price and demand cyclicality, including as a result of tariffs, other trade protection measures, inflationary factors, and supply chain inefficiencies. Associated unexpected variability has resulted, and in the future could result, in an increase in product costs and require Snap-on to increase prices to maintain margins.
We use various energy sources to transport, produce and distribute products, and some of our products have components that are petroleum based. Petroleum and energy prices have periodically increased significantly over short periods of time; future volatility and changes may be caused by market fluctuations, supply and demand, currency fluctuations, production and transportation disruptions, climate change regulations, world events, including armed conflicts, and changes in governmental programs. Energy price increases raise both our operating costs and the costs of our materials, and we may not be able to increase our prices enough to offset these costs in certain areas. Higher prices also may reduce the level of future customer orders and our profitability.
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
We depend heavily on information technology infrastructure to achieve our business objectives and to protect sensitive data, and we continually invest in improving such systems. In the ordinary course of business, we collect and store sensitive data and information, including personally identifiable information about our employees and the company’s proprietary and regulated business information, as well as that of our customers, suppliers and business partners. Our information systems, like those of other companies, are susceptible to malicious damage, intrusions and outages due to, among other events, viruses, cyber attacks, industrial espionage, phishing attempts, hacking, break-ins and similar events, as well as other breaches of security, natural disasters, power loss or telecommunications failures. Techniques used to breach information technology systems are growing in sophistication and increasingly come from threat actors of all types, including individuals, criminal organizations and state-sponsored operatives. In early March 2022, as previously disclosed, Snap-on detected unusual activity in some areas of its information technology environment, quickly took down its network connections as part of the company’s defense protocols, launched a comprehensive analysis assisted by a leading external forensics firm, and notified law enforcement. The company continued to pursue its commercial activities and restored connections as system interfaces were cleared. The information technology incident did not significantly affect the company’s financial results.

16	SNAP-ON INCORPORATED

In response to the evolving cyber threat environment, we continue to invest in data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency, and redundancy and recovery processes, as well as by securing insurance. Future problems that impair or compromise the company’s information technology infrastructure, including those due to natural disasters, power outages, major network failures, security breaches or malicious attacks, or those occurring during system upgrades and/or new system implementations could impede our operations. Such impacts could interfere with our ability to record or process orders, manufacture and ship in a timely manner, manage our financial services operations including originating, processing, accounting for and collecting receivables, protect sensitive data of the company, our customers, our suppliers and business partners, or otherwise carry on business in the normal course. The March 2022 incident did not have a significant impact on the results of our operations; however, future cyber events could cause us to lose customers and/or revenue and could require us to incur significant expense to remediate, including as a result of legal or regulatory claims, proceedings, fines or penalties, and could also damage our reputation.
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
Snap-on’s success depends, in part, on the efforts and abilities of its senior management team and other key employees whose skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract and retain members of our senior management team and other key employees, to effectively develop personnel and to execute succession plans could have a negative effect on our operating results. In addition, transitions of important responsibilities to new individuals inherently include the possibility of disruptions to our business and operations, which could negatively affect our business, financial condition, results of operations and cash flows.
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

2022 ANNUAL REPORT	17

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
The company maintains allowances for credit losses for receivables to provide for defaults and nonperformance. These allowances represent an estimate of expected credit losses over the remaining contractual life of the receivables, using historical loss experience, asset specific risk characteristics, current conditions, reasonable and supportable forecasts, and an appropriate reversion period, when applicable. The determination of the appropriate levels of the allowances for credit losses involves a high degree of subjectivity and judgement, and requires the company to make estimates of credit risks, which may undergo material changes as a result of economic conditions and other factors. The company’s allowances may not be adequate to cover actual losses, and future provisions for credit losses could materially and adversely affect our financial condition, results of operations and cash flows.
Foreign operations are subject to currency exchange, inflation, interest and other risks that could adversely affect our business, financial condition, results of operations and cash flows.
The reporting currency for Snap-on’s consolidated financial statements is the U.S. dollar. Certain of the company’s assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar. In preparing Snap-on’s Consolidated Financial Statements, those assets, liabilities, expenses and revenues are translated into U.S. dollars at applicable exchange rates. Increases or decreases in exchange rates between the U.S. dollar and other currencies affect the U.S. dollar value of those items, as reflected in the Consolidated Financial Statements. Substantial fluctuations in the value of the U.S. dollar or other transactional currencies have had and, in the future, could have a significant impact on the company’s financial condition and results of operations. We are also affected by changes in inflation and interest rates in non-U.S. jurisdictions. Cash generated in certain non-U.S. jurisdictions may be difficult to repatriate to the United States in a tax-efficient manner.
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

18	SNAP-ON INCORPORATED

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

2022 ANNUAL REPORT	19

Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, changes in key personnel or litigation, a sustained decrease in share price and/or other events, could require a provision for impairment in a future period that could substantially impact our reported earnings and reduce our consolidated net worth and shareholders’ equity. Should the economic environment in these markets deteriorate, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.
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

20	SNAP-ON INCORPORATED

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
In the ordinary course of our business, we are subject to legal disputes that are litigated and/or settled. Disputes or future lawsuits could result in the diversion of management’s time and attention away from business operations. Additionally, negative developments with respect to legal disputes and the costs incurred in defending ourselves, even if successful, could have an adverse impact on the company and its reputation. Successful outcomes, at trial or on appeal, can never be assured. Adverse outcomes or settlements could also require us to pay damages, potentially in excess of amounts reserved, or incur liability for other remedies that could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flows.
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
The inability to successfully defend claims from taxing authorities and changes in tax laws and rules could adversely affect our financial condition, results of operations and cash flows.
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
Risk related to COVID-19 and Other Infectious Diseases
The ongoing COVID-19 pandemic continues to pose risks to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.
We face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. In response to COVID-19 and its variants, national and local governments around the world have instituted certain protective measures at various times. While such restrictions have generally eased in many countries where we have operations, existing measures may be extended in certain regions and additional measures may be imposed to combat the COVID-19 pandemic or future outbreaks of infectious diseases.
The effects of COVID-19 or other similar outbreaks on the company could include reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, supply chain inefficiencies, and reduced business and consumer spending, which could adversely affect our results of operations by reducing our sales, margins and/or net income as a result of rising costs, a slowdown in customer orders or order cancellations. To the extent the ongoing COVID-19 pandemic, or a future outbreak of an infectious disease, adversely affects our business, financial condition, results of operations and cash flows, it may also heighten many of the other risks described in this section.

2022 ANNUAL REPORT	21

General Risk Factor
Economic conditions and world events could affect our operating results.
In addition to the specific risks above, we, our franchisees and our customers, may be adversely affected by changing economic conditions, including conditions that may particularly impact specific regions. These conditions may result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending. We, our franchisees and our customers, and the economy as a whole, also may be affected by future world or local events outside our control, such as tariffs and other trade protection measures put in place by the United States or other countries, acts of terrorism, developments in the war on terrorism, armed conflicts (including the current war in Ukraine), civil unrest, conflicts in international situations, weather events and natural disasters, outbreaks of infectious diseases such as the ongoing COVID-19 pandemic, as well as government-related developments or issues, including changes in tax laws and regulations, new or enhanced regulations related to climate change and other sustainability matters, and changes in financial accounting standards. These factors may affect the results of operations by reducing our sales, margins and/or net earnings as a result of a slowdown in customer orders or order cancellations, impact the availability and/or pricing of raw materials and/or the supply chain, and could potentially lead to future impairment of goodwill or other intangible assets. In addition, political, social turmoil, international conflicts and terrorist acts may put pressure on global economic conditions. Unstable political, social and economic conditions may make it difficult for our franchisees, customers, suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition, results of operations and cash flows could be negatively affected.

Item 1B: Unresolved Staff Comments
None.
Item 2: Properties
Snap-on maintains leased and owned manufacturing, software development, warehouse, distribution, research and development and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on’s facilities in the United States occupy approximately 4.1 million square feet, of which 73% is owned, including its corporate and general office facility located in Kenosha, Wisconsin. Snap-on’s facilities outside the United States occupy approximately 4.4 million square feet, of which approximately 73% is owned. Certain Snap-on facilities are leased through operating and finance lease agreements. See Note 17 to the Consolidated Financial Statements for information on the company’s operating and finance leases. Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

22	SNAP-ON INCORPORATED

The following table provides information about our corporate headquarters and financial services operations, and each of Snap-on’s principal active manufacturing locations, distribution centers and software development locations (exceeding 50,000 square feet) as of 2022 year end:

Location	Principal Property Use	Owned/Leased	Segment*
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	SOT
Conway, Arkansas	Manufacturing and distribution	Owned and leased	RS&I
City of Industry, California	Manufacturing	Leased	C&I
San Diego, California	Software development	Owned	RS&I
San Jose, California	Software development	Leased	RS&I
Tustin, California	Manufacturing and distribution	Leased	C&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned and leased	SOT
Libertyville, Illinois	Financial services	Leased	FS
Algona, Iowa	Manufacturing and distribution	Owned	SOT
Louisville, Kentucky	Manufacturing and distribution	Leased	RS&I
Olive Branch, Mississippi	Distribution	Owned	SOT
Carson City, Nevada	Distribution	Owned and leased	SOT
Murphy, North Carolina	Manufacturing and distribution	Owned and leased	C&I
Richfield, Ohio	Software development	Owned	RS&I
Robesonia, Pennsylvania	Distribution	Owned	SOT
Elizabethton, Tennessee	Manufacturing	Owned	SOT
Kenosha, Wisconsin	Distribution and corporate	Owned	SOT, C&I, RS&I
Milwaukee, Wisconsin	Manufacturing	Owned	SOT
Pleasant Prairie, Wisconsin	Distribution	Owned	SOT, C&I, RS&I

Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
New South Wales, Australia	Distribution and financial services	Leased	SOT, FS
Minsk, Belarus	Manufacturing	Owned	C&I
Santa Bárbara d’Oeste, Brazil	Manufacturing and distribution	Owned	RS&I
Calgary, Canada	Distribution	Leased	SOT
Mississauga, Canada	Distribution	Leased	SOT, RS&I
Beijing, China	Manufacturing and distribution	Leased	C&I
Kunshan, China	Manufacturing	Owned	C&I
Xiaoshan, China	Manufacturing	Owned	C&I
Banbury, England	Manufacturing and distribution	Owned	C&I
Bramley, England	Manufacturing	Owned	C&I
Kettering, England	Distribution and financial services	Owned and leased	SOT, C&I, FS
Bauge-en-Anjou, France	Manufacturing	Owned	C&I
Sopron, Hungary	Manufacturing	Owned	RS&I
Correggio, Italy	Manufacturing	Owned	RS&I
Tokyo, Japan	Distribution	Leased	C&I
Helmond, Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Placencia, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Manufacturing and distribution	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Kungsör, Sweden	Manufacturing and distribution	Owned	RS&I
Lidköping, Sweden	Manufacturing	Owned	C&I

* Segment abbreviations:
C&I – Commercial & Industrial Group    SOT – Snap-on Tools Group    RS&I – Repair Systems & Information Group FS – Financial Services

2022 ANNUAL REPORT	23

Item 3: Legal Proceedings
Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.
Item 4: Mine Safety Disclosures
Not applicable.
PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Snap-on had 53,002,580 shares of common stock outstanding as of 2022 year end. Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.” At February 3, 2023, there were 4,113 registered holders of Snap-on common stock.

Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the fourth quarter of fiscal 2022, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution related to equity plan issuances and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions, and pursuant to the Board’s authorizations that the company has publicly announced.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
10/02/22 to 10/29/22	50,000	$216.45	50,000	$385.6 million
10/30/22 to 11/26/22	87,000	$231.48	87,000	$387.6 million
11/27/22 to 12/31/22	147,000	$233.07	147,000	$362.4 million
Total/Average	284,000	$229.66	284,000	N/A
______________________
N/A: Not applicable

* Subject to further adjustment pursuant to the 1996 Authorization described below, as of December 31, 2022, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $362.4 million.
•In 1996, the Board authorized the company to repurchase shares of the company’s common stock periodically in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board.
•On November 4, 2021, the Board authorized the repurchase of up to $500 million of the company’s common stock (the “2021 Authorization”). The 2021 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

24	SNAP-ON INCORPORATED

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the fourth quarter of 2022 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.
Citibank Purchases (Sales) of Snap-on Stock

Period	Shares Purchased (Sold)	Average Price per Share
10/02/22 to 10/29/22	—	—
10/30/22 to 11/26/22	(6,400)	$228.61
11/27/22 to 12/31/22	500	$235.45
Total/Average	(5,900)	$229.11

2022 ANNUAL REPORT	25

 Five-year Stock Performance Graph
The graph below illustrates the cumulative total shareholder return on Snap-on common stock since December 31, 2017, of a $100 investment, assuming that dividends were reinvested quarterly. The graph compares Snap-on’s performance to that of the Standard & Poor’s 500 Industrials Index (“S&P 500 Industrials”) and Standard & Poor’s 500 Stock Index (“S&P 500”).

Fiscal Year Ended (1)	Snap-on Incorporated	S&P 500 Industrials	S&P 500
December 31, 2017	$100.00	$100.00	$100.00
December 31, 2018	$85.15	$86.71	$95.62
December 31, 2019	$101.79	$112.17	$125.72
December 31, 2020	$105.86	$124.59	$148.85
December 31, 2021	$136.40	$150.89	$191.58
December 31, 2022	$148.55	$142.63	$156.89
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
We believe our 2022 operating performance demonstrates the continued momentum of our operations, confirms the resilience of our markets, and reflects the considerable capabilities of our experienced team to overcome the uncertainties of the current environment. Throughout the turbulence, we maintained and further extended our ongoing advantages in our products, brands and people. At the same time, we leveraged existing proficiencies to focus on expanding our professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including critical industries, where the cost and penalties for failure can be high. Snap-on’s value proposition of making work easier for serious professionals is an ongoing strength as we move forward along our runways for coherent growth:
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
Our strategic priorities and plans for 2023 involve continuing to build on our Snap-on Value Creation Processes – our suite of strategic principles and processes we employ every day designed to create value, and employed in the areas of safety, quality, customer connection, innovation and rapid continuous improvement (“Rapid Continuous Improvement” or “RCI”). We expect to continue to deploy these processes in our existing operations as well as into our recently acquired businesses.
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

2022 ANNUAL REPORT	27

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
Fiscal Year
Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2022” or “2022” refer to the fiscal year ended December 31, 2022; references to “fiscal 2021” or “2021” refer to the fiscal year ended January 1, 2022; and references to “fiscal 2020” or “2020” refer to the fiscal year ended January 2, 2021. References in this document to 2022, 2021 and 2020 year end refer to December 31, 2022, January 1, 2022, and January 2, 2021, respectively.
Snap-on’s 2022 and 2021 fiscal years each contained 52 weeks of operating results. Snap-on’s 2020 fiscal year contained 53 weeks of operating results with the extra week occurring in the fourth quarter. The impact of the additional week of operations in fiscal 2020 was not material to Snap-on’s full year or fourth quarter total revenues or net earnings.

Fiscal 2021 as Compared to Fiscal 2020

A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 can be found under “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on the Form 10-K for the fiscal year ended January 1, 2022, which was filed with the SEC on February 10, 2022, and is available on the SEC’s website at www.sec.gov as well as in the “Investors” section of our website at www.snapon.com.

28	SNAP-ON INCORPORATED

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
Summary of Consolidated Performance

Consolidated net sales of $4,492.8 million in 2022 increased $240.8 million, or 5.7%, from 2021 levels, reflecting a $357.2 million, or 8.7%, organic gain and $8.5 million of acquisition-related sales, partially offset by $124.9 million of unfavorable foreign currency translation.
Operating earnings before financial services of $941.2 million in 2022 increased $89.7 million, or 10.5%, compared to $851.5 million in 2021. As a percentage of net sales, operating earnings before financial services of 20.9% compared to 20.0% last year.
Operating earnings of $1,207.2 million in 2022 increased $83.7 million, or 7.4%, compared to $1,123.5 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 24.9% compared to 24.4% last year.
Net earnings attributable to Snap-on in 2022 of $911.7 million, or $16.82 per diluted share, increased $91.2 million, or $1.90 per diluted share, from 2021 levels. Net earnings attributable to Snap-on in 2021 were $820.5 million, or $14.92 per diluted share.

2022 ANNUAL REPORT	29

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Summary of Segment Performance
The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government and military, power generation, transportation and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. Segment net sales of $1,399.2 million in 2022 decreased $7.1 million, or 0.5%, from 2021 levels, reflecting a $60.8 million, or 4.5%, organic sales increase, more than offset by $67.9 million of unfavorable currency translation. The organic growth primarily reflects a double-digit gain in the segment’s specialty tools business, a high single-digit increase in the segment’s Asia Pacific operations, and low single-digit gains in the segment’s European-based hand tools business and in sales to customers in critical industries, despite lower activity with the military. Operating earnings of $197.6 million in 2022, including $8.6 million of unfavorable foreign currency effects, decreased $12.3 million, or 5.9%, compared to $209.9 million in 2021.
The Commercial & Industrial Group intends to continue building on the following strategic priorities in 2023:

•Expanding our business with existing customers and reaching new customers in critical industries and other market segments;
•Continuing to invest in emerging market growth initiatives;
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
The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s multi-national mobile tool distribution channel. Segment net sales of $2,072.0 million in 2022 increased $133.4 million, or 6.9%, from 2021 levels, reflecting a $162.5 million, or 8.5%, organic sales gain, partially offset by $29.1 million of unfavorable foreign currency translation. The organic increase includes a double-digit gain in the U.S. franchise business, while sales in the segment’s international operations were mixed, but overall essentially flat. Operating earnings of $458.7 million in 2022, including $10.1 million of unfavorable foreign currency effects, increased $47.6 million, or 11.6%, compared to $411.1 million in 2021.

In 2023, the Snap-on Tools Group intends to continue its expansion with specific focus on the following initiatives:

•Continuing to improve franchisee sales productivity, profitability, commercial health, and satisfaction;
•Developing new programs and products to expand market coverage, reaching new technician customers and increasing penetration with existing customers;
•Increasing investment in new product innovation and development; and
•Improving customer service levels and productivity in back office support functions, manufacturing and the supply chain through RCI initiatives and investment.
By focusing on these areas, we believe that Snap-on, as well as its franchisees, will have the opportunity to serve more customers, more effectively, more profitably and with improved satisfaction.
The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealership service and repair shops (“OEM dealerships”) through direct and distributor channels. Segment net sales of $1,666.9 million in 2022 increased $163.8 million, or 10.9%, from 2021 levels, reflecting a $188.8 million, or 12.8%, organic sales increase and $8.5 million of acquisition-related sales, partially offset by $33.5 million of unfavorable foreign currency translation. The organic gain is comprised of double-digit increases in sales of undercar equipment and in activity with OEM dealerships, and a mid single-digit increase in sales of diagnostic and repair information products to independent repair shop owners and managers. Operating earnings of $393.3 million in 2022, including $4.8 million of favorable foreign currency effects, increased $44.7 million, or 12.8%, from $348.6 million in 2021.

30	SNAP-ON INCORPORATED

The Repair Systems & Information Group intends to focus on the following strategic priorities in 2023:

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
Financial Services generates revenue from various financing programs and is a strategic partner of the company’s mobile franchise van channel. Financial services revenue was $349.7 million in both 2022 and 2021. Originations of $1,153.1 million in 2022 increased $79.9 million, or 7.4%, from 2021 levels. Operating earnings from financial services in 2022 of $266.0 million, including $2.5 million of unfavorable foreign currency effects, decreased $6.0 million, or 2.2%, compared to $272.0 million last year.
Financial Services intends to focus on the following strategic priorities in 2023:

•Delivering financial products and services that attract and sustain profitable franchisees and support Snap‑on’s strategies for expanding market coverage and penetration;
•Improving productivity levels and ensuring high quality in all financial products and processes through the use of RCI initiatives; and
•Maintaining healthy portfolio performance levels.

Cash Flows

Net cash provided by operating activities of $675.2 million in 2022 decreased $291.4 million from $966.6 million in 2021. The $291.4 million decrease is primarily due to a $354.5 million change in net operating assets and liabilities, partially offset by a $92.5 million increase in net earnings.

Net cash used by investing activities of $206.2 million in 2022 included additions to finance receivables of $955.8 million, partially offset by collections of $826.9 million, as well as $0.5 million of cash provided by acquisitions. Net cash used by investing activities of $290.4 million in 2021 included additions to finance receivables of $878.1 million, partially offset by collections of $854.2 million, as well as $199.7 million for the acquisitions of Dealer-FX, AutoCrib Germany and Pradines. Capital expenditures in 2022 and 2021 totaled $84.2 million and $70.1 million, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic growth initiatives and Value Creation Processes around safety, quality, customer connection, innovation and RCI.

Net cash used by financing activities of $485.0 million in 2022 included $313.1 million for dividend payments to shareholders and $198.1 million for the repurchase of 899,000 shares of Snap-on’s common stock. These amounts were partially offset by $55.0 million of proceeds from stock purchase and option plan exercises and net proceeds from other short-term borrowings of $1.6 million. Net cash used by financing activities of $818.8 million in 2021 included $431.3 million for the repurchase of 1,943,900 shares of Snap-on’s common stock, $275.8 million for dividend payments to shareholders and the September 2021 repayment of $250.0 million of 6.125% unsecured notes upon maturity (the “2021 Notes”). These amounts were partially offset by $162.4 million of proceeds from stock purchase and option plan exercises and net proceeds from other short-term borrowings of $3.3 million.

2022 ANNUAL REPORT	31

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
2022 vs. 2021
Results of operations for 2022 and 2021 are as follows:

(Amounts in millions)	2022		2021		Change
Net sales	$4,492.8	100.0%	$4,252.0	100.0%	$240.8	5.7%
Cost of goods sold	(2,311.7)	(51.5)%	(2,141.2)	(50.4)%	(170.5)	(8.0)%
Gross profit	2,181.1	48.5%	2,110.8	49.6%	70.3	3.3%
Operating expenses	(1,239.9)	(27.6)%	(1,259.3)	(29.6)%	19.4	1.5%
Operating earnings before financial services	941.2	20.9%	851.5	20.0%	89.7	10.5%

Financial services revenue	349.7	100.0%	349.7	100.0%	—	—
Financial services expenses	(83.7)	(23.9)%	(77.7)	(22.2)%	(6.0)	(7.7)%
Operating earnings from financial services	266.0	76.1%	272.0	77.8%	(6.0)	(2.2)%

Operating earnings	1,207.2	24.9%	1,123.5	24.4%	83.7	7.4%
Interest expense	(47.1)	(1.0)%	(53.1)	(1.2)%	6.0	11.3%
Other income (expense) – net	42.5	0.9%	16.5	0.4%	26.0	NM
Earnings before income taxes and equity earnings	1,202.6	24.8%	1,086.9	23.6%	115.7	10.6%
Income tax expense	(268.7)	(5.5)%	(247.0)	(5.3)%	(21.7)	(8.8)%
Earnings before equity earnings	933.9	19.3%	839.9	18.3%	94.0	11.2%
Equity earnings, net of tax	—	—	1.5	—	(1.5)	NM
Net earnings	933.9	19.3%	841.4	18.3%	92.5	11.0%
Net earnings attributable to noncontrolling interests	(22.2)	(0.5)%	(20.9)	(0.5)%	(1.3)	(6.2)%
Net earnings attributable to Snap-on Inc.	$911.7	18.8%	$820.5	17.8%	$91.2	11.1%

NM: Not meaningful
Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $4,492.8 million in 2022 increased $240.8 million, or 5.7%, from 2021 levels, reflecting a $357.2 million, or 8.7%, organic gain and $8.5 million of acquisition-related sales, partially offset by $124.9 million of unfavorable foreign currency translation.
Gross profit of $2,181.1 million in 2022 increased $70.3 million, or 3.3%, compared to $2,110.8 million last year. Gross margin (gross profit as a percentage of net sales) of 48.5% in 2022 declined 110 basis points (100 basis points (“bps”) equals 1.0 percent) from last year primarily due to higher material and other costs, partially offset by higher sales volumes and pricing actions, benefits from the company’s RCI initiatives, and 20 bps of favorable foreign currency effects.
Operating expenses of $1,239.9 million in 2022 compared to $1,259.3 million in 2021. Operating expenses as a percentage of net sales of 27.6% in 2022 improved 200 bps from last year primarily due to higher sales volumes, savings from RCI initiatives, and lower costs associated with stock-based expenses.
Operating earnings before financial services of $941.2 million in 2022 increased $89.7 million, or 10.5%, compared to $851.5 million in 2021. As a percentage of net sales, operating earnings before financial services of 20.9% compared to 20.0% last year.

32	SNAP-ON INCORPORATED

Financial services revenue of $349.7 million in 2022 was unchanged from 2021. Financial services operating earnings of $266.0 million in 2022 compared to $272.0 million last year.
Operating earnings of $1,207.2 million in 2022 increased $83.7 million, or 7.4%, compared to $1,123.5 million last year. As a percentage of revenues, operating earnings of 24.9% compared to 24.4% last year.
Interest expense decreased $6.0 million in 2022 compared to last year. See Note 10 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 18 to the Consolidated Financial Statements for information on other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on was 22.8% in 2022 and 23.2% in 2021. See Note 9 to the Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on in 2022 of $911.7 million, or $16.82 per diluted share, increased $91.2 million, or $1.90 per diluted share, from $820.5 million, or $14.92 per diluted share, in 2021.
Segment Results
Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government and military, power generation, transportation and technical education market segments, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s multi-national mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealerships, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s finance subsidiaries.
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
Commercial & Industrial Group

(Amounts in millions)	2022		2021		Change
External net sales	$1,058.3	75.6%	$1,095.6	77.9%	$(37.3)	(3.4)%
Intersegment net sales	340.9	24.4%	310.7	22.1%	30.2	9.7%
Segment net sales	1,399.2	100.0%	1,406.3	100.0%	(7.1)	(0.5)%
Cost of goods sold	(880.5)	(62.9)%	(868.9)	(61.8)%	(11.6)	(1.3)%
Gross profit	518.7	37.1%	537.4	38.2%	(18.7)	(3.5)%
Operating expenses	(321.1)	(23.0)%	(327.5)	(23.3)%	6.4	2.0%
Segment operating earnings	$197.6	14.1%	$209.9	14.9%	$(12.3)	(5.9)%
Segment net sales of $1,399.2 million in 2022 decreased $7.1 million, or 0.5%, from 2021 levels, reflecting a $60.8 million, or 4.5%, organic sales gain, more than offset by $67.9 million of unfavorable currency translation. The organic growth primarily reflects a double-digit gain in the segment’s specialty tools business, a high single-digit increase in the segment’s Asia Pacific operations, and low single-digit gains in the segment’s European-based hand tools business and in sales to customers in critical industries, despite lower activity with the military.

2022 ANNUAL REPORT	33

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Segment gross margin in 2022 of 37.1% declined 110 bps from last year, primarily due to increased material and other costs, partially offset by benefits from the higher sales volumes and pricing actions, as well as from the segment’s RCI initiatives.
Segment operating expenses as a percentage of net sales in 2022 of 23.0% improved 30 bps as compared to 2021 primarily due to the effects of higher sales volumes.
As a result of these factors, segment operating earnings of $197.6 million in 2022, including $8.6 million of unfavorable foreign currency effects, decreased $12.3 million, or 5.9%, compared to $209.9 million in 2021. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 14.1% in 2022 compared to 14.9% last year.
Snap-on Tools Group

(Amounts in millions)	2022		2021		Change
Segment net sales	$2,072.0	100.0%	$1,938.6	100.0%	$133.4	6.9%
Cost of goods sold	(1,141.7)	(55.1)%	(1,055.0)	(54.4)%	(86.7)	(8.2)%
Gross profit	930.3	44.9%	883.6	45.6%	46.7	5.3%
Operating expenses	(471.6)	(22.8)%	(472.5)	(24.4)%	0.9	0.2%
Segment operating earnings	$458.7	22.1%	$411.1	21.2%	$47.6	11.6%
Segment net sales of $2,072.0 million in 2022 increased $133.4 million, or 6.9%, from 2021 levels, reflecting a $162.5 million, or 8.5%, organic sales gain, partially offset by $29.1 million of unfavorable foreign currency translation. The organic increase includes a double-digit gain in the U.S. franchise business, while sales in the segment’s international operations were mixed, but overall essentially flat.
Segment gross margin in 2022 of 44.9% declined 70 bps from last year primarily due to increased material and other costs, and 20 bps of unfavorable foreign currency effects. These declines were partially offset by benefits from the higher sales volumes and pricing actions.
Segment operating expenses as a percentage of net sales in 2022 of 22.8% improved 160 bps from last year and includes benefits from higher sales volumes, the effects of lower expenses related to the company’s franchisee stock purchase plan, and savings associated with RCI initiatives.
As a result of these factors, segment operating earnings of $458.7 million in 2022, including $10.1 million of unfavorable foreign currency effects, increased $47.6 million, or 11.6%, compared to $411.1 million in 2021. Operating margin for the Snap‑on Tools Group of 22.1% in 2022 compared to 21.2% last year.
Repair Systems & Information Group

(Amounts in millions)	2022		2021		Change
External net sales	$1,362.5	81.7%	$1,217.8	81.0%	$144.7	11.9%
Intersegment net sales	304.4	18.3%	285.3	19.0%	19.1	6.7%
Segment net sales	1,666.9	100.0%	1,503.1	100.0%	163.8	10.9%
Cost of goods sold	(934.8)	(56.1)%	(813.3)	(54.1)%	(121.5)	(14.9)%
Gross profit	732.1	43.9%	689.8	45.9%	42.3	6.1%
Operating expenses	(338.8)	(20.3)%	(341.2)	(22.7)%	2.4	0.7%
Segment operating earnings	$393.3	23.6%	$348.6	23.2%	$44.7	12.8%
Segment net sales of $1,666.9 million in 2022 increased $163.8 million, or 10.9%, from 2021 levels, reflecting a $188.8 million, or 12.8%, organic sales increase and $8.5 million of acquisition-related sales, partially offset by $33.5 million of unfavorable foreign currency translation. The organic gain is comprised of double-digit increases in sales of undercar equipment and in activity with OEM dealerships, and a mid single-digit increase in sales of diagnostic and repair information products to independent repair shop owners and managers.

34	SNAP-ON INCORPORATED

Segment gross margin in 2022 of 43.9% declined 200 bps from last year primarily due to higher material and other costs, and increased sales in lower gross margin businesses. These declines were partially offset by benefits from pricing actions and savings from RCI initiatives, as well as 50 bps of favorable foreign currency effects.
Segment operating expenses as a percentage of net sales in 2022 of 20.3% improved 240 bps from last year primarily due to benefits from sales volume leverage, higher activity in lower-expense businesses, and savings from RCI initiatives.
As a result of these factors, segment operating earnings of $393.3 million in 2022, including $4.8 million of favorable foreign currency effects, increased $44.7 million, or 12.8%, from $348.6 million in 2021. Operating margin for the Repair Systems & Information Group of 23.6% in 2022 compared to 23.2% last year.
Financial Services

(Amounts in millions)	2022		2021		Change
Financial services revenue	$349.7	100.0%	$349.7	100.0%	$—	—
Financial services expenses	(83.7)	(23.9)%	(77.7)	(22.2)%	(6.0)	(7.7)%
Segment operating earnings	$266.0	76.1%	$272.0	77.8%	$(6.0)	(2.2)%

Financial services revenue is generally dependent on the size of the average financial services portfolio during the period, as well as on the average yield on receivables. Financial services revenue of $349.7 million in 2022 was unchanged from 2021, as the benefits from the slightly larger average financial services portfolio were offset by the slightly lower average yield in 2022 as compared to last year. In 2022 and 2021, the respective average yields on finance receivables were 17.6% and 17.7%. In both 2022 and 2021, the average yield on contract receivables was 8.5%. Originations of $1,153.1 million in 2022 increased $79.9 million, or 7.4%, from 2021 levels.
Financial services expenses primarily include personnel-related and other general and administrative costs, as well as expenses for credit losses. These expenses are generally more dependent on changes in the financial services portfolio than they are on the revenue of the segment. Financial services expenses in 2022 increased $6.0 million from last year primarily due to higher provisions for credit losses as compared to those recorded in 2021. As a percentage of the average financial services portfolio, financial services expenses were 3.7% and 3.5% in 2022 and 2021, respectively.
As a result of these factors, segment operating earnings of $266.0 million in 2022, including $2.5 million of unfavorable foreign currency effects, decreased $6.0 million, or 2.2%, from 2021 levels.
See Note 1 and Note 4 to the Consolidated Financial Statements for further information on financial services.

Corporate
Snap-on’s general corporate expenses in 2022 of $108.4 million decreased $9.7 million from $118.1 million last year. The year-over-year decrease primarily reflects lower costs associated with the company’s employee stock purchase plan.

2022 ANNUAL REPORT	35

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Quarterly Data

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2022
Net sales	$1,097.8	$1,136.6	$1,102.5	$1,155.9	$4,492.8
Gross profit	534.3	553.5	532.6	560.7	2,181.1
Financial services revenue	87.7	86.4	87.3	88.3	349.7
Financial services expenses	(17.3)	(21.1)	(20.9)	(24.4)	(83.7)
Net earnings	222.7	237.2	229.5	244.5	933.9
Net earnings attributable to Snap-on Incorporated	217.4	231.5	223.9	238.9	911.7
Earnings per share – basic*	4.07	4.34	4.21	4.50	17.14
Earnings per share – diluted*	4.00	4.27	4.14	4.42	16.82
Cash dividends paid per share	1.42	1.42	1.42	1.62	5.88

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2021
Net sales	$1,024.6	$1,081.4	$1,037.7	$1,108.3	$4,252.0
Gross profit	513.6	543.1	520.7	533.4	2,110.8
Financial services revenue	88.6	86.9	87.3	86.9	349.7
Financial services expenses	(23.3)	(18.0)	(16.7)	(19.7)	(77.7)
Net earnings	197.6	213.2	201.5	229.1	841.4
Net earnings attributable to Snap-on Incorporated	192.6	208.0	196.2	223.7	820.5
Earnings per share – basic*	3.55	3.85	3.65	4.18	15.22
Earnings per share – diluted*	3.50	3.76	3.57	4.10	14.92
Cash dividends paid per share	1.23	1.23	1.23	1.42	5.11

*	Amounts may not total to annual earnings per share because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during each respective period.

36	SNAP-ON INCORPORATED

Fourth Quarter
Results of operations for the fourth quarters of 2022 and 2021 are as follows:

	Fourth Quarter
(Amounts in millions)	2022		2021		Change
Net sales	$1,155.9	100.0%	$1,108.3	100.0%	$47.6	4.3%
Cost of goods sold	(595.2)	(51.5)%	(574.9)	(51.9)%	(20.3)	(3.5)%
Gross profit	560.7	48.5%	533.4	48.1%	27.3	5.1%
Operating expenses	(312.7)	(27.0)%	(301.2)	(27.1)%	(11.5)	(3.8)%
Operating earnings before financial services	248.0	21.5%	232.2	21.0%	15.8	6.8%

Financial services revenue	88.3	100.0%	86.9	100.0%	1.4	1.6%
Financial services expenses	(24.4)	(27.6)%	(19.7)	(22.7)%	(4.7)	(23.9)%
Operating earnings from financial services	63.9	72.4%	67.2	77.3%	(3.3)	(4.9)%

Operating earnings	311.9	25.1%	299.4	25.1%	12.5	4.2%
Interest expense	(12.0)	(1.0)%	(11.3)	(0.9)%	(0.7)	(6.2)%
Other income (expense) – net	11.8	1.0%	5.1	0.3%	6.7	NM
Earnings before income taxes	311.7	25.1%	293.2	24.5%	18.5	6.3%
Income tax expense	(67.2)	(5.4)%	(64.1)	(5.3)%	(3.1)	(4.8)%
Net earnings	244.5	19.7%	229.1	19.2%	15.4	6.7%
Net earnings attributable to noncontrolling interests	(5.6)	(0.5)%	(5.4)	(0.5)%	(0.2)	(3.7)%
Net earnings attributable to Snap-on Inc.	$238.9	19.2%	$223.7	18.7%	$15.2	6.8%

NM: Not meaningful
Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $1,155.9 million in the fourth quarter of 2022 increased $47.6 million, or 4.3%, from 2021 levels, reflecting an $85.3 million, or 8.0%, organic gain, partially offset by $37.7 million of unfavorable foreign currency translation.
Gross profit of $560.7 million in the fourth quarter of 2022 increased $27.3 million, or 5.1%, compared to $533.4 million last year. Gross margin of 48.5% in the quarter improved 40 bps from the fourth quarter of 2021 primarily due to increased sales volumes and pricing actions, 40 bps of favorable foreign currency effects, and benefits from the company’s RCI initiatives. These improvements were partially offset by higher material and other costs.
Operating expenses of $312.7 million in the fourth quarter of 2022 compared to $301.2 million last year. Operating expenses as a percentage of net sales of 27.0% in the quarter improved 10 bps from last year.
Operating earnings before financial services of $248.0 million in the fourth quarter of 2022 increased $15.8 million, or 6.8%, compared to $232.2 million in the fourth quarter of 2021. As a percentage of net sales, operating earnings before financial services of 21.5% compared to 21.0% last year.
Financial services revenue of $88.3 million in the fourth quarter of 2022 compared to $86.9 million last year. Financial services operating earnings of $63.9 million in the period compared to $67.2 million in 2021.
Operating earnings of $311.9 million in the fourth quarter of 2022, increased $12.5 million, or 4.2%, compared to $299.4 million last year. As a percentage of revenues, operating earnings of 25.1% in the quarter was unchanged from last year.
Interest expense in the fourth quarter of 2022 increased $0.7 million compared to last year. See Note 10 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 18 to the Consolidated Financial Statements for information on other income (expense) – net.

2022 ANNUAL REPORT	37

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The effective income tax rate on earnings attributable to Snap-on was 22.0% in the fourth quarter of 2022 and 22.3% in the fourth quarter of 2021. See Note 9 to the Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on in the fourth quarter of 2022 of $238.9 million, or $4.42 per diluted share, increased $15.2 million, or $0.32 per diluted share, as compared to $223.7 million, or $4.10 per diluted share, in the fourth quarter of 2021.
Segment Results
Commercial & Industrial Group

	Fourth Quarter
(Amounts in millions)	2022		2021		Change
External net sales	$258.2	75.2%	$278.1	77.5%	$(19.9)	(7.2)%
Intersegment net sales	85.0	24.8%	80.6	22.5%	4.4	5.5%
Segment net sales	343.2	100.0%	358.7	100.0%	(15.5)	(4.3)%
Cost of goods sold	(213.8)	(62.3)%	(227.8)	(63.5)%	14.0	6.1%
Gross profit	129.4	37.7%	130.9	36.5%	(1.5)	(1.1)%
Operating expenses	(81.5)	(23.7)%	(80.8)	(22.5)%	(0.7)	(0.9)%
Segment operating earnings	$47.9	14.0%	$50.1	14.0%	$(2.2)	(4.4)%
Segment net sales of $343.2 million in the fourth quarter of 2022 decreased $15.5 million, or 4.3%, from 2021 levels, reflecting a $5.7 million, or 1.7%, organic sales increase, more than offset by $21.2 million of unfavorable foreign currency translation. The organic increase primarily reflects a double-digit gain in the segment’s specialty tools business, as well as a low single-digit increase in sales to customers in critical industries, despite lower activity with the military. These gains were partially offset by a mid single-digit decline in the segment’s European-based hand tools business.
Segment gross margin in the fourth quarter of 37.7% improved 120 bps from last year primarily due to increased sales volumes and pricing actions, benefits from the segment’s RCI initiatives, and 20 bps of favorable foreign currency effects, partially offset by higher material and other costs.

Segment operating expenses as a percentage of net sales of 23.7% in the fourth quarter increased 120 bps from last year primarily due to reduced sales in lower-expense businesses.
As a result of these factors, segment operating earnings of $47.9 million in the fourth quarter of 2022, including $2.3 million of unfavorable foreign currency effects, decreased $2.2 million from 2021 levels. Operating margin for the Commercial & Industrial Group of 14.0% in the quarter was unchanged from last year.
Snap-on Tools Group

	Fourth Quarter
(Amounts in millions)	2022		2021		Change
Segment net sales	$542.7	100.0%	$504.8	100.0%	$37.9	7.5%
Cost of goods sold	(308.3)	(56.8)%	(283.3)	(56.1)%	(25.0)	(8.8)%
Gross profit	234.4	43.2%	221.5	43.9%	12.9	5.8%
Operating expenses	(118.3)	(21.8)%	(111.0)	(22.0)%	(7.3)	(6.6)%
Segment operating earnings	$116.1	21.4%	$110.5	21.9%	$5.6	5.1%

Segment net sales of $542.7 million in the fourth quarter of 2022 increased $37.9 million, or 7.5%, from 2021 levels, reflecting a $47.4 million, or 9.6%, organic sales gain, partially offset by $9.5 million of unfavorable foreign currency translation. The organic increase is due to a double-digit gain in the U.S. franchise business and a low single-digit increase in the segment’s international operations.
Segment gross margin in the fourth quarter of 43.2% declined 70 bps from last year primarily due to 40 bps of unfavorable foreign currency effects, increased sales of lower gross margin products, and higher material and other costs. These declines were partially offset by benefits from the higher sales volumes and pricing actions.
Segment operating expenses as a percentage of net sales of 21.8% in the fourth quarter improved 20 bps from last year.

38	SNAP-ON INCORPORATED

As a result of these factors, segment operating earnings of $116.1 million in the fourth quarter of 2022, including $4.5 million of unfavorable foreign currency effects, increased $5.6 million, or 5.1%, from 2021 levels. Operating margin for the Snap‑on Tools Group of 21.4% in the quarter compared to 21.9% last year.
Repair Systems & Information Group

	Fourth Quarter
(Amounts in millions)	2022		2021		Change
External net sales	$355.0	81.1%	$325.4	82.9%	$29.6	9.1%
Intersegment net sales	82.9	18.9%	67.1	17.1%	15.8	23.5%
Segment net sales	437.9	100.0%	392.5	100.0%	45.4	11.6%
Cost of goods sold	(241.0)	(55.0)%	(211.5)	(53.9)%	(29.5)	(13.9)%
Gross profit	196.9	45.0%	181.0	46.1%	15.9	8.8%
Operating expenses	(86.3)	(19.7)%	(83.8)	(21.3)%	(2.5)	(3.0)%
Segment operating earnings	$110.6	25.3%	$97.2	24.8%	$13.4	13.8%
Segment net sales of $437.9 million in the fourth quarter of 2022 increased $45.4 million, or 11.6%, from 2021 levels, reflecting a $54.9 million, or 14.3%, organic sales increase, partially offset by $9.5 million of unfavorable foreign currency translation. The organic gain is comprised of double-digit increases in sales of undercar equipment, in activity with OEM dealerships, and in sales of diagnostic and repair information products to independent repair shop owners and managers.
Segment gross margin in the fourth quarter of 45.0% declined 110 bps from last year primarily due to higher material and other costs and increased sales in lower gross margin businesses. These declines were partially offset by benefits from pricing actions and savings from RCI initiatives, as well as 80 bps of favorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the fourth quarter of 19.7% improved 160 bps from last year primarily due to benefits from sales volume leverage, higher activity in lower-expense businesses, and savings from RCI initiatives.

As a result of these factors, segment operating earnings of $110.6 million in the fourth quarter of 2022, including $2.1 million of favorable foreign currency effects, increased $13.4 million, or 13.8%, from $97.2 million in 2021. Operating margin for the Repair Systems & Information Group of 25.3% in the quarter compared to 24.8% last year.
Financial Services

	Fourth Quarter
(Amounts in millions)	2022		2021		Change
Financial services revenue	$88.3	100.0%	$86.9	100.0%	$1.4	1.6%
Financial services expenses	(24.4)	(27.6)%	(19.7)	(22.7)%	(4.7)	(23.9)%
Segment operating earnings	$63.9	72.4%	$67.2	77.3%	$(3.3)	(4.9)%

Financial services revenue of $88.3 million in the fourth quarter of 2022 increased $1.4 million, or 1.6%, from $86.9 million last year. In the fourth quarters of 2022 and 2021, the respective average yields on finance receivables were 17.6% and 17.7%. In the fourth quarters of 2022 and 2021, the average yields on contract receivables were 8.6% and 8.5%, respectively. Originations of $299.7 million in the fourth quarter of 2022 increased $43.4 million, or 16.9%, from 2021 levels.

Financial services expenses in the fourth quarter of 2022 increased $4.7 million from last year primarily due to higher provisions for credit losses as compared to those recorded in the fourth quarter of 2021. As a percentage of the average financial services portfolio, financial services expenses were 1.1% and 0.9% for the fourth quarters of 2022 and 2021, respectively.

As a result of these factors, segment operating earnings of $63.9 million in the fourth quarter of 2022, including $0.9 million of unfavorable foreign currency effects, decreased $3.3 million, or 4.9%, from 2021 levels.
See Note 1 and Note 4 to the Consolidated Financial Statements for further information on financial services.

2022 ANNUAL REPORT	39

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Corporate

Snap-on’s fourth quarter 2022 general corporate expenses of $26.6 million compared to $25.6 million last year.

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

Non-GAAP Supplemental Consolidating Data – Supplemental Statements of Earnings information for 2022, 2021 and 2020 is as follows:

	Operations*			Financial Services
(Amounts in millions)	2022	2021	2020	2022	2021	2020
Net sales	$4,492.8	$4,252.0	$3,592.5	$—	$—	$—
Cost of goods sold	(2,311.7)	(2,141.2)	(1,844.0)	—	—	—
Gross profit	2,181.1	2,110.8	1,748.5	—	—	—
Operating expenses	(1,239.9)	(1,259.3)	(1,116.6)	—	—	—
Operating earnings before financial services	941.2	851.5	631.9	—	—	—

Financial services revenue	—	—	—	349.7	349.7	349.7
Financial services expenses	—	—	—	(83.7)	(77.7)	(101.1)
Operating earnings from financial services	—	—	—	266.0	272.0	248.6

Operating earnings	941.2	851.5	631.9	266.0	272.0	248.6
Interest expense	(47.1)	(53.0)	(53.8)	—	(0.1)	(0.2)
Intersegment interest income (expense) – net	59.3	57.1	68.5	(59.3)	(57.1)	(68.5)
Other income (expense) – net	42.3	16.4	8.5	0.2	0.1	0.2
Earnings before income taxes and equity earnings	995.7	872.0	655.1	206.9	214.9	180.1
Income tax expense	(215.6)	(193.3)	(142.7)	(53.1)	(53.7)	(46.4)
Earnings before equity earnings	780.1	678.7	512.4	153.8	161.2	133.7
Financial services – net earnings attributable to Snap-on	153.8	161.2	133.7	—	—	—
Equity earnings, net of tax	—	1.5	0.3	—	—	—
Net earnings	933.9	841.4	646.4	153.8	161.2	133.7
Net earnings attributable to noncontrolling interests	(22.2)	(20.9)	(19.4)	—	—	—
Net earnings attributable to Snap-on	$911.7	$820.5	$627.0	$153.8	$161.2	$133.7

* Snap-on with Financial Services presented on the equity method.

40	SNAP-ON INCORPORATED

Non-GAAP Supplemental Consolidating Data – Supplemental Balance Sheet Information as of 2022 and 2021 year end is as follows:

	Operations*		Financial Services
(Amounts in millions)	2022	2021	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$757.1	$779.9	$0.1	$0.1
Intersegment receivables	13.4	12.5	—	—
Trade and other accounts receivable – net	761.1	681.7	0.6	0.6
Finance receivables – net	—	—	562.2	542.3
Contract receivables – net	5.9	6.4	104.0	104.0
Inventories – net	1,033.1	803.8	—	—
Prepaid expenses and other assets	149.2	136.8	5.8	7.4
Total current assets	2,719.8	2,421.1	672.7	654.4

Property and equipment – net	510.7	516.5	1.9	1.7
Operating lease right-of-use assets	60.1	50.0	1.4	1.9
Investment in Financial Services	363.9	350.6	—	—
Deferred income tax assets	48.4	26.5	21.6	23.0
Intersegment long-term notes receivable	635.9	570.1	—	—
Long-term finance receivables – net	—	—	1,170.8	1,114.0
Long-term contract receivables – net	9.6	9.7	374.2	368.5
Goodwill	1,045.3	1,116.5	—	—
Other intangibles – net	275.6	301.7	—	—
Pension assets	70.6	160.7	—	—
Other assets	27.1	27.9	0.1	0.1
Total assets	$5,767.0	$5,551.3	$2,242.7	$2,163.6

* Snap-on with Financial Services presented on the equity method.

2022 ANNUAL REPORT	41

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Balance Sheet Information (continued):

	Operations*		Financial Services
(Amounts in millions)	2022	2021	2022	2021
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$17.2	$17.4	$—	$—
Accounts payable	285.8	276.6	1.2	1.0
Intersegment payables	—	—	13.4	12.5
Accrued benefits	58.6	67.4	—	—
Accrued compensation	95.6	110.9	3.0	3.9
Franchisee deposits	73.8	80.7	—	—
Other accrued liabilities	420.8	407.1	25.8	26.8
Total current liabilities	951.8	960.1	43.4	44.2

Long-term debt and intersegment long-term debt	—	—	1,819.7	1,753.0
Deferred income tax liabilities	82.1	122.7	—	—
Retiree health care benefits	23.4	31.1	—	—
Pension liabilities	78.6	104.9	—	—
Operating lease liabilities	43.6	32.5	1.1	1.7
Other long-term liabilities	84.0	96.2	14.6	14.1
Total liabilities	1,263.5	1,347.5	1,878.8	1,813.0

Total shareholders’ equity attributable to Snap-on	4,481.3	4,181.9	363.9	350.6
Noncontrolling interests	22.2	21.9	—	—
Total equity	4,503.5	4,203.8	363.9	350.6
Total liabilities and equity	$5,767.0	$5,551.3	$2,242.7	$2,163.6

* Snap-on with Financial Services presented on the equity method.

42	SNAP-ON INCORPORATED

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

Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of February 3, 2023, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurance that financing will be available in the future on acceptable terms, or that its debt ratings will not decrease.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

As of 2022 year end, working capital (current assets less current liabilities) of $2,397.3 million increased $326.1 million from $2,071.2 million as of 2021 year end primarily as a result of other net changes in working capital discussed below.
The following represents the company’s working capital position as of 2022 and 2021 year end:

(Amounts in millions)	2022	2021
Cash and cash equivalents	$757.2	$780.0
Trade and other accounts receivable – net	761.7	682.3
Finance receivables – net	562.2	542.3
Contract receivables – net	109.9	110.4
Inventories – net	1,033.1	803.8
Prepaid expenses and other assets	144.8	134.6
Total current assets	3,368.9	3,053.4

Notes payable	(17.2)	(17.4)
Accounts payable	(287.0)	(277.6)
Other current liabilities	(667.4)	(687.2)
Total current liabilities	(971.6)	(982.2)
Working capital	$2,397.3	$2,071.2

Cash and cash equivalents of $757.2 million as of 2022 year end decreased $22.8 million from 2021 year-end levels primarily due to: (i) the funding of $955.8 million of new finance receivables; (ii) dividend payments to shareholders of $313.1 million; (iii) the repurchase of 899,000 shares of the company’s common stock for $198.1 million; and (iv) the funding of $84.2 million for capital expenditures. These decreases in cash and cash equivalents were partially offset by: (i) $826.9 million of cash from collections of finance receivables; (ii) $675.2 million of cash generated from operations; (iii) $55.0 million of cash proceeds from stock purchase and option plan exercises; and (iv) $1.6 million of net proceeds from other short-term borrowings.

Of the $757.2 million of cash and cash equivalents as of 2022 year end, $244.1 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act (“Tax Act”) generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it can be accomplished in a tax efficient manner.

2022 ANNUAL REPORT	43

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Trade and other accounts receivable – net of $761.7 million as of 2022 year end increased $79.4 million from 2021 year-end levels primarily due to higher sales, partially offset by $18.2 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 61 days and 58 days at the respective 2022 and 2021 year ends.

The current portions of net finance and contract receivables of $672.1 million as of 2022 year end compared to $652.7 million at 2021 year end. The long-term portions of net finance and contract receivables of $1,554.6 million as of 2022 year end compared to $1,492.2 million at 2021 year end. The combined $81.8 million increase in net current and long-term finance and contract receivables compared to 2021 year-end levels is primarily due to an increase in net receivable originations, partially offset by $20.5 million of foreign currency translation.

Inventories – net of $1,033.1 million as of 2022 year end increased $229.3 million from 2021 year-end levels primarily due to higher demand, increased costs and from efforts to manage the current supply chain situation, partially offset by $29.3 million of foreign currency translation. As of 2022 and 2021 year end, inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 2.5 turns and 2.8 turns, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of 2022 and 2021 year end approximated 61% and 60% of total inventories, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $108.6 million and $87.2 million at 2022 and 2021 year end, respectively.

Notes payable of $17.2 million as of 2022 year end compared to $17.4 million as of 2021 year end.
Average notes payable outstanding were $18.6 million and $16.7 million in 2022 and 2021, respectively. The 2022 weighted-average interest rate on such borrowings of 9.93% compared with 8.39% in 2021. At 2022 year end, the weighted-average rate on outstanding notes payable of 10.89% compared with 8.39% in 2021. The 2022 year-end rate increased primarily due to higher rates on local borrowings in emerging markets.

Accounts payable of $287.0 million as of 2022 year end increased $9.4 million from 2021 year-end levels, primarily due to the timing of payments, partially offset by $7.4 million of foreign currency translation.

Other accrued liabilities of $436.4 million as of 2022 year end increased $12.1 million from 2021 year-end levels, primarily due to higher income tax accruals, partially offset by $11.7 million of foreign currency translation.

Long-term debt of $1,183.8 million as of 2022 year end consisted of: (i) $300.0 million of unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”); (ii) $400.0 million of unsecured 4.10% notes that mature on March 1, 2048 (“the 2048 Notes”); and (iii) $500.0 million of 3.10% notes that mature on May 1, 2050 (the “2050 Notes”), partially offset by $16.2 million of unamortized debt issuance costs.

Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were borrowed or outstanding under the Credit Facility during the year ended and as of December 31, 2022 or January 1, 2022. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of December 31, 2022, the company’s actual ratios of 0.09 and 0.37 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. There was no commercial paper issued or outstanding during the year ended and as of December 31, 2022 or January 1, 2022.
Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of 2022 year end, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.

44	SNAP-ON INCORPORATED

Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, if it believes conditions are favorable, it may take advantage of such conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions of $6.9 million to its foreign pension plans and $2.4 million to its domestic pension plans in 2023, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2023.
Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, additional fixed-term debt and/or securitizations.
The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities of $675.2 million in 2022 decreased $291.4 million from $966.6 million in 2021. The $291.4 million decrease is primarily due to a $354.5 million change in net operating assets and liabilities, partially offset by a $92.5 million increase in net earnings.

Depreciation expense was $71.5 million in 2022 and $75.6 million in 2021. Amortization expense was $28.7 million in 2022 and $29.2 million in 2021. See Note 6 and Note 7 to the Consolidated Financial Statements for information on property and equipment, goodwill and other intangible assets.

Investing Activities

Net cash used by investing activities of $206.2 million in 2022 included additions to finance receivables of $955.8 million, partially offset by collections of $826.9 million. Net cash used by investing activities of $290.4 million in 2021 included additions to finance receivables of $878.1 million, partially offset by collections of $854.2 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics, and equipment products on an extended-term payment plan, with average payment terms of approximately four years.
Net cash used by investing activities in 2022 also included $0.5 million of cash provided by acquisitions. Net cash used by investing activities in 2021 included $199.7 million for the acquisitions of Dealer-FX, AutoCrib Germany and Pradines. See Note 3 to the Consolidated Financial Statements for information about acquisitions.
Capital expenditures in 2022 and 2021 totaled $84.2 million and $70.1 million, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes. The company also invested in: (i) new product, efficiency, safety and cost reduction initiatives that are intended to expand and improve its manufacturing and distribution capabilities worldwide; (ii) new production and machine tooling to enhance manufacturing operations, as well as ongoing replacements of manufacturing and distribution equipment, particularly in the United States; and (iii) the ongoing enhancement of the company’s global enterprise resource planning (ERP) management information systems. Snap-on believes that its cash generated from operations, as well as its available cash on hand and funds available from its credit facilities will be sufficient to fund the company’s capital expenditure requirements in 2023.

2022 ANNUAL REPORT	45

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financing Activities

Net cash used by financing activities of $485.0 million in 2022 included net proceeds from other short-term borrowings of $1.6 million. Net cash used by financing activities of $818.8 million in 2021 included the $250.0 million repayment of the 2021 Notes at maturity and net proceeds from other short-term borrowings of $3.3 million.
Proceeds from stock purchase and option plan exercises totaled $55.0 million in 2022 and $162.4 million in 2021. In 2022, Snap-on repurchased 899,000 shares of its common stock for $198.1 million under its previously announced share repurchase programs. As of 2022 year end, Snap-on had remaining availability to repurchase up to an additional $362.4 million in common stock pursuant to its Board’s authorizations. Snap-on repurchased 1,943,900 shares of its common stock for $431.3 million in 2021. The repurchase of Snap-on common stock to offset dilution related to equity plan issuances or for other corporate purposes is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid in 2022 and 2021 totaled $313.1 million and $275.8 million, respectively. On November 4, 2022, the company announced that its Board increased the quarterly cash dividend by 14.1% to $1.62 per share ($6.48 per share annualized). Quarterly dividends in 2022 were $1.62 per share in the fourth quarter and $1.42 per share in the first three quarters ($5.88 per share for the year). Quarterly dividends in 2021 were $1.42 per share in the fourth quarter and $1.23 per share in the first three quarters ($5.11 per share for the year).

	2022	2021
Cash dividends paid per common share	$5.88	$5.11
Cash dividends paid as a percentage of prior-year retained earnings	5.5%	5.3%
Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in 2023.

Contractual Obligations and Commitments

Snap-on’s contractual obligations for long-term debt and operating and finance leases are reflected in the Consolidated Balance Sheets; see Note 10 and Note 17 to the Consolidated Financial Statements for information on the company’s long-term debt and leases. Snap-on also enters into contracts for future purchases in the normal course of business. As of year-end 2022, the company had $165.2 million in purchase commitments to be paid in 2023 and $10.9 million to be paid thereafter.

Snap-on intends to make contributions of $6.9 million to its foreign pension plans and $2.4 million to its domestic pension plans in 2023, as required by law.  Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2023; see Note 12 and Note 13 to the Consolidated Financial Statements for information on the company’s benefit plans and payments.

Due to the uncertainty of the timing of settlements with taxing authorities, Snap-on is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits totaling $5.6 million for its remaining uncertain tax liabilities. See Note 9 to the Consolidated Financial Statements for information on income taxes.

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

In recent years there has been increased public awareness, concern and focus on environmental and sustainability issues, including matters related to global climate change. The current focus on these matters is expected to result in additional and/or more restrictive regulations, requirements and/or industry or third-party standards to reduce or mitigate global warming and other environmental or sustainability risks, though the timing is uncertain. Snap-on continues to monitor developments in this area.

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

Allowance for Credit Losses on Finance Receivables: The allowance for credit losses on finance receivables is maintained at a level management believes is adequate to cover expected losses in Snap-on’s finance receivables portfolio as of the reporting date. The allowance represents management’s estimate of the expected losses in the company’s finance receivables portfolio based on ongoing assessments and evaluations of credit losses over the remaining contractual life of the receivables portfolio considering collectability, historical loss experience, current conditions and future market changes. Determination of the proper level of allowance requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowance takes into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current and future economic conditions and credit risk characteristics. Some of these factors are influenced by items such as the customers’ financial condition, past payment experience, credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral. Changes in economic conditions and assumptions, including the resulting credit quality metrics relative to the performance of the finance receivables portfolio, create uncertainty and could result in changes to both the allowance for credit losses and provision for credit losses.

2022 ANNUAL REPORT	47

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Management utilizes established policies and procedures in an effort to ensure the estimates and assumptions are well controlled, reviewed and consistently applied. As of December 31, 2022, the ratio of the allowance for credit losses to finance receivables was 3.39%. As of January 1, 2022, the allowance ratio was 3.90%. While management believes it exercises prudent judgment and applies reasonable assumptions in establishing its estimates for allowances for finance receivables, there can be no assurance that changes in economic conditions or other factors would not adversely impact the financial health of our customers and result in changes to the estimates used in the allowance calculation. For reference, a 100 bps increase in the allowance ratios for finance receivables as of December 31, 2022, would have increased Snap-on’s 2022 provision for credit losses and related allowance for credit losses by approximately $17.9 million.

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

Snap-on evaluates the recoverability of goodwill by utilizing an income approach that estimates the fair value of the future discounted cash flows of the reporting units to which the goodwill relates. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. This approach reflects management’s internal outlook at the reporting units, which management believes provides the best determination of value due to management’s insight and experience with the reporting units. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, working capital levels, expected benefits from RCI initiatives, and a weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. The company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2022 impairment calculations were evaluated in light of then-current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the company’s reporting units in an orderly transaction.

In the event the fair value of a reporting unit is less than the carrying value, including goodwill, the company would then record an impairment charge based on the excess of a reporting units carrying amount over its fair value.

Inherent in fair value determinations are significant judgments and estimates, including material assumptions about future revenue, profitability and cash flows, the company’s operational plans and its interpretation of current economic indicators. Should the operations of the businesses with which goodwill is associated incur significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, changes in key personnel or litigation, a sustained decrease in share price and/or other events, some or all of the recorded goodwill could be subject to impairment and could result in a material adverse effect on Snap-on’s financial position or results of operations.

48	SNAP-ON INCORPORATED

Snap-on completed its annual impairment testing of goodwill in the second quarter of 2022, which did not result in any impairment. As of 2022 year end, the company has no accumulated impairment losses. Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 11 reporting units. Based on the company’s second quarter 2022 impairment testing, and assuming a hypothetical 10% decrease in the estimated fair values of each of its 11 reporting units, the hypothetical fair value of each of the company’s 11 reporting units would have been greater than its carrying value. See Note 7 to the Consolidated Financial Statements for further information about goodwill.

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

Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. In 2022, the long-term investment performance objective for Snap-on’s domestic plans’ assets was to achieve net of expense returns that met or exceeded the 6.5% domestic expected return on plan assets assumption. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets. As of 2022 year end, Snap-on’s domestic pension plans’ assets comprised approximately 87% of the company’s worldwide pension plan assets.

Based on forward-looking capital market expectations, Snap-on selected an expected return on plan assets assumption for its U.S. pension plans of 7.5%, an increase of 100 bps from 2022, to be used in determining pension expense for 2023. In estimating the domestic expected return on plan assets, Snap-on utilizes a nominal returns forecasting method. For each asset class, future returns are estimated by identifying the premium of riskier asset classes over lower risk alternatives. The methodology constructs expected returns using a “building block” approach to the individual components of total return. These forecasts are stated in both nominal and real (after inflation) terms. This process first considers the long-term historical return premium based on the longest set of data available for each asset class. These premiums, calculated using the geometric mean, are then adjusted based on current relative valuation levels, macro-economic conditions, and the expected alpha related to active investment management. The asset return assumption is also adjusted by an implicit expense load for estimated administrative and investment-related expenses. Since asset allocation is a key determinant of expected investment returns, the current and expected mix of plan assets are also considered when setting the assumption.

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected rate of return assumption for Snap-on’s domestic pension plans’ assets by 50 bps would have increased Snap-on’s 2022 domestic pension expense by approximately $6.8 million.

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The domestic discount rate as of 2022 and 2021 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries that incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.

2022 ANNUAL REPORT	49

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The selection of the 5.5% weighted-average discount rate for Snap-on’s domestic pension plans as of 2022 year end (compared to 2.9% as of 2021 year end) represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 bps would have increased Snap-on’s 2022 domestic pension expense and projected benefit obligation by approximately $4.5 million and $48.6 million, respectively. As of 2022 year end, Snap-on’s domestic projected benefit obligation comprised approximately 85% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 4.8% (compared to 2.0% as of 2021 year end) represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 bps would have increased Snap-on’s 2022 foreign pension expense and projected benefit obligation by approximately $1.4 million and $12.3 million, respectively.

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

To determine the 2023 net periodic benefit cost, Snap-on is using weighted-average discount rates for its domestic and foreign pension plans of 5.5% and 4.8%, respectively, and an expected return on plan assets for its domestic pension plans of 7.5%. The expected returns on plan assets for foreign pension plans ranged from 2.2% to 6.9% as of 2022 year end. Due to the net change in these two key assumptions, in addition to the overall benefit plan status, Snap-on expects to have pension income in 2023. Other factors, such as changes in plan demographics and discretionary contributions, may further increase or decrease pension income in 2023. See Note 12 to the Consolidated Financial Statements for further information on pension plans.

Outlook

We believe that our markets and our operations possess and have demonstrated considerable resilience against the varying turbulence evident in the current environment. In 2023, despite the uncertainties, Snap-on expects to make continued progress along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, it is projected that capital expenditures in 2023 will be in a range of $90 million to $100 million. Snap-on continues to respond to global macroeconomic challenges through its RCI process and other cost reduction initiatives.

Snap-on currently anticipates that its full year 2023 effective income tax rate will be in the range of 23% to 24%.

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
Interest Rate Risk Management
Snap-on may manage the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements. Treasury lock agreements may be used to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. See Note 11 to the Consolidated Financial Statements for information on interest rate risk management.
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
The estimated maximum potential net one-day loss in fair value, calculated using the VAR model, as of 2022 and 2021 year end was $18.0 million and $20.6 million, respectively, on interest rate-sensitive financial instruments, and $0.2 million and $0.3 million, respectively, on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.
Stock-based Deferred Compensation Risk Management
Snap-on manages market risk associated with the stock-based portion of its deferred compensation plans through the use of equity forwards. Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. See Note 11 to the Consolidated Financial Statements for additional information on stock-based deferred compensation risk management.

2022 ANNUAL REPORT	51

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
Economic Risk
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets. For example, the company is monitoring the impact of and developments related to Russia’s invasion of Ukraine and the ongoing COVID-19 pandemic, which continue to have an impact on the global economy. While inflation has become more prevalent in the world economy, Snap-on has taken steps to control and offset associated cost increases through its supply chain management, pricing actions, and deployment of Rapid Continuous Improvement (“RCI”). In addition, the company continues to monitor developments resulting from the United Kingdom’s exit from the European Union, and the effects this may have on the world economy and the company.
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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2022, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There has not been any change in the company’s internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, the company’s management believes that, as of December 31, 2022, our internal control over financial reporting was effective at a reasonable assurance level. The company’s internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
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

2022 ANNUAL REPORT	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Snap-on Incorporated:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Snap-on Incorporated and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 9, 2023, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326).
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
February 9, 2023

54	SNAP-ON INCORPORATED

Item 9B: Other Information
None.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10: Directors, Executive Officers and Corporate Governance
Incorporated by reference to the sections entitled “Item 1: Election of Directors,” “Corporate Governance Practices and Board Information” and “Other Information” in Snap-on’s 2023 Annual Meeting Proxy Statement, which is expected to be mailed to shareholders on or about March 10, 2023 (the “2023 Proxy Statement”).
The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s 2023 Proxy Statement in the section entitled “Other Information – Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
Information about our Executive Officers
Information regarding Snap-on’s executive officers, including their ages, business experience (for at least the last five years) and titles as of December 31, 2022, is presented below:
Nicholas T. Pinchuk (76) – Chairman of the Board of Directors since 2009, President and Chief Executive Officer since December 2007, and President and Chief Operating Officer during 2007. Senior Vice President and President – Worldwide Commercial & Industrial Group from 2002 to 2007. Prior to joining Snap-on, Mr. Pinchuk held various positions, including President of Global Refrigeration Operations and President of Asia Pacific Operations, at Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation. Mr. Pinchuk served as an officer of the U.S. Army in Vietnam.
Aldo J. Pagliari (68) – Senior Vice President – Finance and Chief Financial Officer since 2010.
Jesus M. Arregui (57) – Senior Vice President and President – Commercial Group since 2019. President of SNA Europe from 2015 to 2019.
Anup R. Banerjee (72) – Senior Vice President – Human Resources and Chief Development Officer since 2015.
Iain Boyd (60) – Vice President – Operations Development since 2015.
Timothy L. Chambers (58) – Senior Vice President and President – Snap-on Tools Group since 2019. President of Commercial Group from 2015 to 2019.
June C. Lemerand (60) – Vice President and Chief Information Officer since 2017.
Richard T. Miller (52) – Vice President, General Counsel and Secretary since 2018. Associate General Counsel from 2012 to 2018.
Marty V. Ozolins (51) – Vice President and Controller since 2021. Vice President, and formerly Director, of Internal Audit from 2016 to 2021.
Thomas J. Ward (70) – Senior Vice President and President – Repair Systems & Information Group since 2010.
Snap-on’s executive officers include a woman, a veteran of the U.S. Army, and two executives who are ethnically diverse.
Additionally, there is no family relationship among the executive officers and there has been no involvement in legal proceedings during the past 10 years that would be material to the evaluation of the ability or integrity of any of the executive officers. Executive officers may either be elected by the Board or may be appointed by the Chief Executive Officer at the regular meeting of the Board that follows the Annual Shareholders’ Meeting, which is ordinarily held in April each year, or at such other times as new positions are created or vacancies must be filled.

2022 ANNUAL REPORT	55

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
Item 11: Executive Compensation
The information required by Item 11 is contained in Snap-on’s 2023 Proxy Statement in the sections entitled “Executive Compensation,” “Board Compensation,” “Compensation Committee Report,” and “Other Information” and is incorporated herein by reference.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information about Snap-on’s equity compensation plans at 2022 year end:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,798,989 (1)	$164.06 (2)	3,897,146 (3)
Equity compensation plans not approved by security holders	58,092 (4)	Not Applicable	- (5)
Total	2,857,081	$164.06 (2)	3,897,146 (5)

(1)Includes (i) options and stock appreciation rights (“SARs”) to acquire 2,733,876 shares granted under the 2011 Incentive Stock and Awards Plan (the “2011 Plan”); (ii) 58,275 shares represented by time-based restricted stock units granted under the 2011 Plan; and (iii) 6,838 shares represented by deferred share units under the Directors’ Fee Plan. Excludes 261,275 shares issuable in connection with the vesting of performance share awards under the 2011 Plan. Also excludes shares of common stock that may be issuable under the employee and franchisee stock purchase plans.
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
(3)Includes (i) 3,122,593 shares reserved for issuance under the 2011 Plan; (ii) 195,730 shares reserved for issuance under the Directors’ Fee Plan; and (iii) 578,823 shares reserved for issuance under the employee stock purchase plan.
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

The additional information required by Item 12 is contained in Snap-on’s 2023 Proxy Statement in the sections entitled “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” and “Other Information,” and is incorporated herein by reference.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to the sections entitled “Corporate Governance Practices and Board Information – Board Information” and “Other Information – Transactions with the Company” in Snap-on’s 2023 Proxy Statement.
Item 14: Principal Accountant Fees and Services
Incorporated by reference to the section entitled “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s 2023 Proxy Statement.

56	SNAP-ON INCORPORATED

PART IV
Item 15: Exhibit and Financial Statement Schedules
Item 15(a): Documents Filed as Part of This Report:
1. List of Financial Statements
Unless otherwise indicated, references to “fiscal 2022” or “2022” refer to the fiscal year ended December 31, 2022; references to “fiscal 2021” or “2021” refer to the fiscal year ended January 1, 2022; and references to “fiscal 2020” or “2020” refer to the fiscal year ended January 2, 2021. References to 2022, 2021 and 2020 year end refer to December 31, 2022, January 1, 2022, and January 2, 2021, respectively.
The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:
•Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34).
•Consolidated Statements of Earnings for the 2022, 2021 and 2020 fiscal years.
•Consolidated Statements of Comprehensive Income for the 2022, 2021 and 2020 fiscal years.
•Consolidated Balance Sheets as of 2022 and 2021 year end.
•Consolidated Statements of Equity for the 2022, 2021 and 2020 fiscal years.
•Consolidated Statements of Cash Flows for the 2022, 2021 and 2020 fiscal years.
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

	(e)	Description of Securities
	(e)(1)	Description of Common Stock (incorporated by reference to Exhibit 4(e)(1) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2019 (Commission File No. 1-7724))
	(e)(2)	Description of 2027 Notes (incorporated by reference to Exhibit 4(e)(3) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2019 (Commission File No. 1-7724))
	(e)(3)	Description of 2048 Notes (incorporated by reference to Exhibit 4(e)(4) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2019 (Commission File No. 1-7724))
	(e)(4)	Description of 2050 Notes (incorporated by reference to Exhibit 4(f)(5) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended January 2, 2021 (Commission File No. 1-7724))

2022 ANNUAL REPORT	57

Except for the foregoing, Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 2022. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

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
Form of Restricted Stock Unit Award Agreement for Executive Officers and Key Employees under the 2011 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10(o) to Snap-on's Annual Report on Form 10-K for the fiscal year ended January 2, 2021 Commission File No. 1-7724))**

(o)(1)
Third Amended and Restated Five Year Credit Agreement, dated as of September 16, 2019, by and among Snap-on Incorporated and the lenders and agents listed on the signature pages thereof, and JPMorgan Chase Bank, N.A., Citibank N.A. and U.S. Bank National Association as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated September 16, 2019 (Commission File No. 1-7724))

(o)(2)
Amendment No. 1, dated as of September 15, 2022, by and among Snap-on Incorporated, the lenders party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the lenders, to Third Amended and Restated Five Year Credit Agreement, dated as of September 16, 2019, by and among Snap-on Incorporated and the lenders and agents listed on the signature pages thereof, and JPMorgan Chase Bank, N.A., Citibank N.A. and U.S. Bank National Association as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2022 (Commission File No. 1-7724))

(14)
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

**	Represents a management compensatory plan or agreement.

Item 16: Form 10-K Summary
None.

2022 ANNUAL REPORT	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Snap-on Incorporated:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Finance Receivables, Net - Allowance - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company’s finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics, and equipment products on an extended-term payment plan, with average payment terms of approximately four years. The receivables are generally secured by the underlying tools, diagnostics and/or equipment products financed. At December 31, 2022, these loans totaled $1,793.9 million with an allowance of $60.9 million recorded against the receivables. Determining the proper level of allowance requires management to exercise judgment about the timing, frequency and severity of credit losses expected to occur over the life of the contracts. The Company estimates and records an allowance for credit losses over the remaining contractual life of their contracts considering collectability, historical loss experience, current conditions and future market changes.
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
•We evaluated management’s ability to accurately forecast credit losses by performing a retrospective review, which involved comparing actual credit losses to historical estimates.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 9, 2023

We have served as the Company’s auditor since 2002.

2022 ANNUAL REPORT	61

Snap-on Incorporated – Consolidated Statements of Earnings

(Amounts in millions, except per share data)	2022	2021	2020
Net sales	$4,492.8	$4,252.0	$3,592.5
Cost of goods sold	(2,311.7)	(2,141.2)	(1,844.0)
Gross profit	2,181.1	2,110.8	1,748.5
Operating expenses	(1,239.9)	(1,259.3)	(1,116.6)
Operating earnings before financial services	941.2	851.5	631.9

Financial services revenue	349.7	349.7	349.7
Financial services expenses	(83.7)	(77.7)	(101.1)
Operating earnings from financial services	266.0	272.0	248.6

Operating earnings	1,207.2	1,123.5	880.5
Interest expense	(47.1)	(53.1)	(54.0)
Other income (expense) – net	42.5	16.5	8.7
Earnings before income taxes and equity earnings	1,202.6	1,086.9	835.2
Income tax expense	(268.7)	(247.0)	(189.1)
Earnings before equity earnings	933.9	839.9	646.1
Equity earnings, net of tax	—	1.5	0.3
Net earnings	933.9	841.4	646.4
Net earnings attributable to noncontrolling interests	(22.2)	(20.9)	(19.4)
Net earnings attributable to Snap-on Incorporated	$911.7	$820.5	$627.0

Net earnings per share attributable to Snap-on Incorporated:
Basic	$17.14	$15.22	$11.55
Diluted	16.82	14.92	11.44

Weighted-average shares outstanding:
Basic	53.2	53.9	54.3
Effect of dilutive securities	1.0	1.1	0.5
Diluted	54.2	55.0	54.8
See Notes to Consolidated Financial Statements.

62	SNAP-ON INCORPORATED

Snap-on Incorporated – Consolidated Statements of Comprehensive Income

(Amounts in millions)	2022	2021	2020
Comprehensive income (loss):
Net earnings	$933.9	$841.4	$646.4
Other comprehensive income (loss):
Foreign currency translation	(127.4)	(69.4)	112.7
Reclassification of foreign currency translation loss from sale of equity interest to net earnings	—	(1.0)	—
Unrealized cash flow hedges, net of tax:
Other comprehensive income before reclassifications	—	—	1.4
Reclassification of cash flow hedges to net earnings	(1.6)	(1.6)	(1.6)
Defined benefit pension and postretirement plans:
Net prior service costs and credits and unrecognized gain (loss)	(92.8)	85.1	3.8
Income tax benefit (expense)	23.8	(18.6)	(0.3)
Net of tax	(69.0)	66.5	3.5

Amortization of unrecognized loss and net prior service costs included in net periodic benefit cost	18.1	36.4	34.5
Income tax benefit	(4.5)	(9.0)	(8.4)
Net of tax	13.6	27.4	26.1
Total comprehensive income	749.5	863.3	788.5

Comprehensive income attributable to noncontrolling interests	(22.2)	(20.9)	(19.4)
Comprehensive income attributable to Snap-on Incorporated	$727.3	$842.4	$769.1
  See Notes to Consolidated Financial Statements.

2022 ANNUAL REPORT	63

Snap-on Incorporated – Consolidated Balance Sheets

	Fiscal Year End
(Amounts in millions, except share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$757.2	$780.0
Trade and other accounts receivable – net	761.7	682.3
Finance receivables – net	562.2	542.3
Contract receivables – net	109.9	110.4
Inventories – net	1,033.1	803.8
Prepaid expenses and other assets	144.8	134.6
Total current assets	3,368.9	3,053.4

Property and equipment – net	512.6	518.2
Operating lease right-of-use assets	61.5	51.9
Deferred income tax assets	70.0	49.5
Long-term finance receivables – net	1,170.8	1,114.0
Long-term contract receivables – net	383.8	378.2
Goodwill	1,045.3	1,116.5
Other intangibles – net	275.6	301.7
Pension assets	70.6	160.7
Other assets	13.7	15.6
Total assets	$6,972.8	$6,759.7
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$17.2	$17.4
Accounts payable	287.0	277.6
Accrued benefits	58.6	67.4
Accrued compensation	98.6	114.8
Franchisee deposits	73.8	80.7
Other accrued liabilities	436.4	424.3
Total current liabilities	971.6	982.2

Long-term debt	1,183.8	1,182.9
Deferred income tax liabilities	82.1	122.7
Retiree health care benefits	23.4	31.1
Pension liabilities	78.6	104.9
Operating lease liabilities	44.7	34.2
Other long-term liabilities	85.1	97.9
Total liabilities	2,469.3	2,555.9

Commitments and contingencies (Note 16)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,444,966 and 67,438,129 shares, respectively)	67.4	67.4
Additional paid-in capital	499.9	472.7
Retained earnings	6,296.2	5,699.9
Accumulated other comprehensive loss	(528.3)	(343.9)
Treasury stock at cost (14,442,386 and 14,008,479 shares, respectively)	(1,853.9)	(1,714.2)
Total shareholders’ equity attributable to Snap-on Incorporated	4,481.3	4,181.9
Noncontrolling interests	22.2	21.9
Total equity	4,503.5	4,203.8
Total liabilities and equity	$6,972.8	$6,759.7
See Notes to Consolidated Financial Statements.

64	SNAP-ON INCORPORATED

Snap-on Incorporated – Consolidated Statements of Equity

	Shareholders’ Equity Attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 28, 2019	$67.4	$379.1	$4,779.7	$(507.9)	$(1,309.2)	$21.7	$3,430.8
Impact of the Credit Loss Standard (ASU No. 2016-13)	—	—	(6.1)	—	—	—	(6.1)
Balance at December 29, 2019	67.4	379.1	4,773.6	(507.9)	(1,309.2)	21.7	3,424.7
Net earnings for 2020	—	—	627.0	—	—	19.4	646.4
Other comprehensive income	—	—	—	142.1	—	—	142.1
Cash dividends – $4.47 per share	—	—	(243.3)	—	—	—	(243.3)
Stock compensation plans	—	12.6	—	—	58.2	—	70.8
Share repurchases – 1,109,000 shares	—	—	—	—	(174.3)	—	(174.3)
Other	—	—	(0.4)	—	—	(19.4)	(19.8)
Balance at January 2, 2021	67.4	391.7	5,156.9	(365.8)	(1,425.3)	21.7	3,846.6
Net earnings for 2021	—	—	820.5	—	—	20.9	841.4
Other comprehensive income	—	—	—	21.9	—	—	21.9
Cash dividends – $5.11 per share	—	—	(275.8)	—	—	—	(275.8)
Stock compensation plans	—	81.0	—	—	142.4	—	223.4
Share repurchases – 1,943,900 shares	—	—	—	—	(431.3)	—	(431.3)
Other	—	—	(1.7)	—	—	(20.7)	(22.4)
Balance at January 1, 2022	67.4	472.7	5,699.9	(343.9)	(1,714.2)	21.9	4,203.8
Net earnings for 2022	—	—	911.7	—	—	22.2	933.9
Other comprehensive loss	—	—	—	(184.4)	—	—	(184.4)
Cash dividends – $5.88 per share	—	—	(313.1)	—	—	—	(313.1)
Stock compensation plans	—	27.2	—	—	58.4	—	85.6
Share repurchases – 899,000 shares	—	—	—	—	(198.1)	—	(198.1)
Other	—	—	(2.3)	—	—	(21.9)	(24.2)
Balance at December 31, 2022	$67.4	$499.9	$6,296.2	$(528.3)	$(1,853.9)	$22.2	$4,503.5
See Notes to Consolidated Financial Statements.

2022 ANNUAL REPORT	65

Snap-on Incorporated – Consolidated Statements of Cash Flows

(Amounts in millions)	2022	2021	2020
Operating activities:
Net earnings	$933.9	$841.4	$646.4
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	71.5	75.6	73.3
Amortization of other intangibles	28.7	29.2	23.4
Provision for losses on finance receivables	37.7	32.1	54.6
Provision for losses on non-finance receivables	16.8	16.3	22.7
Stock-based compensation expense	34.0	41.4	19.5
Deferred income tax provision (benefit)	(10.3)	8.4	(8.2)
(Gain) loss on sales of assets	(3.1)	1.7	1.4
Settlement of treasury lock	—	—	1.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	(120.0)	(61.4)	47.9
Contract receivables	(11.8)	(3.1)	(29.9)
Inventories	(272.1)	(75.4)	34.2
Prepaid expenses and other assets	(6.3)	(10.7)	8.5
Accounts payable	17.7	56.8	17.8
Accruals and other liabilities	(41.5)	14.3	95.6
Net cash provided by operating activities	675.2	966.6	1,008.6

Investing activities:
Additions to finance receivables	(955.8)	(878.1)	(835.0)
Collections of finance receivables	826.9	854.2	750.3
Capital expenditures	(84.2)	(70.1)	(65.6)
Acquisitions of businesses, net of cash acquired	0.5	(199.7)	(41.5)
Disposals of property and equipment	5.1	2.1	1.8
Other	1.3	1.2	2.2
Net cash used by investing activities	(206.2)	(290.4)	(187.8)

Financing activities:
Proceeds from issuance of long-term debt	—	—	489.9
Repayments of long-term debt	—	(250.0)	—
Net increase (decrease) in other short-term borrowings	1.6	3.3	(187.2)
Cash dividends paid	(313.1)	(275.8)	(243.3)
Purchases of treasury stock	(198.1)	(431.3)	(174.3)
Proceeds from stock purchase and option plans	55.0	162.4	55.8
Other	(30.4)	(27.4)	(25.2)
Net cash used by financing activities	(485.0)	(818.8)	(84.3)

Effect of exchange rate changes on cash and cash equivalents	(6.8)	(0.8)	2.4
Increase (decrease) in cash and cash equivalents	(22.8)	(143.4)	738.9
Cash and cash equivalents at beginning of year	780.0	923.4	184.5
Cash and cash equivalents at end of year	$757.2	$780.0	$923.4

Supplemental cash flow disclosures:
Cash paid for interest	$(44.7)	$(55.9)	$(49.8)
Net cash paid for income taxes	(261.2)	(249.0)	(188.4)
See Notes to Consolidated Financial Statements.

66	SNAP-ON INCORPORATED

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
Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. The 2022 fiscal year ended on December 31, 2022 (“2022”) and contained 52 weeks of operating results. The 2021 fiscal year ended on January 1, 2022 (“2021”) and contained 52 weeks of operating results. The 2020 fiscal year ended on January 2, 2021 (“2020”) and contained 53 weeks of operating results, with the additional week occurring in the fourth quarter; the impact of the additional week of operations was not material to Snap-on’s 2020 total revenues or net earnings.
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
Research and engineering: Snap-on incurred research and engineering costs of $60.1 million, $61.1 million and $57.4 million in 2022, 2021 and 2020, respectively. Research and engineering costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

2022 ANNUAL REPORT	67

Notes to Consolidated Financial Statements (continued)
Internally developed software: Costs incurred in the development of software that will ultimately be sold are capitalized from the time technological feasibility has been attained and capitalization ceases when the related product is ready for general release. During 2022, 2021 and 2020, Snap-on capitalized $10.2 million, $10.9 million and $12.0 million, respectively, of such costs. Amortization of capitalized software development costs, which is included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings, was $11.6 million in 2022, $11.4 million in 2021 and $10.5 million in 2020. Unamortized capitalized software development costs of $42.4 million as of 2022 year end and $43.6 million as of 2021 year end are included in “Other intangibles – net” on the accompanying Consolidated Balance Sheets.
Internal-use software: Costs that are incurred in creating software solutions and enhancements to those solutions are capitalized only for the application development stage of the project.
Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales. Costs incurred by Snap-on for shipping and handling are included as a component of cost of goods sold when the costs relate to manufacturing activities. In 2022, 2021 and 2020, Snap-on incurred shipping and handling charges of $77.6 million, $69.9 million and $53.7 million, respectively, that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings. Shipping and handling costs incurred in conjunction with selling or distribution activities are included as a component of operating expenses. Shipping and handling charges were $104.9 million in 2022, $100.9 million in 2021 and $94.2 million in 2020; these charges were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.
Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. For 2022, 2021 and 2020, advertising and promotion expenses totaled $39.3 million, $33.2 million and $38.0 million, respectively. Advertising and promotion costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.
Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. See Notes 2 and 16 for information on warranties.
Foreign currency: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rates for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets. Foreign exchange transactions, net of foreign currency hedges, resulted in pretax losses of $7.5 million, $1.2 million and $3.9 million in 2022, 2021 and 2020, respectively. Foreign exchange transaction gains and losses are reported in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.
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

68	SNAP-ON INCORPORATED

Per share data: Basic earnings per share calculations were computed by dividing net earnings attributable to Snap‑on Incorporated by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options and stock-settled stock appreciation rights (“SARs”) to purchase common shares is calculated using the treasury stock method. As of both December 31, 2022, and January 1, 2022, there were no awards outstanding that were anti-dilutive; as of January 2, 2021, there were 2,207,411 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date. Snap-on had dilutive securities totaling 945,250 shares, 1,058,553 shares and 473,196 shares, as of the end of 2022, 2021 and 2020, respectively. See Note 14 for further information on equity awards.
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
Derivatives: Snap-on may utilize derivative financial instruments, including foreign currency forward contracts, interest rate swap agreements, treasury lock agreements and prepaid equity forward agreements to manage its exposures to foreign currency exchange rate risks, interest rate risks, and market risk associated with the stock-based portion of its deferred compensation plans. Snap-on accounts for its derivative instruments at fair value. Snap-on does not use financial instruments for speculative or trading purposes. See Note 11 for further information on derivatives.
Cash equivalents: Snap-on considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of investments in money market funds and bank deposits at December 31, 2022 and January 1, 2022.

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
Snap-on maintains allowances for credit losses, which represent an estimate of expected credit losses over the remaining contractual life of its receivables considering current conditions and supportable forecasts when appropriate. The estimate is a result of the company’s ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in each of its receivable portfolios (trade, finance and contract receivables). For trade receivables, Snap-on uses historical loss experience rates by portfolio and applies them to a related aging analysis while also considering customer and/or economic risk where appropriate. Snap-on uses a vintage loss experience methodology for finance receivables. For contract receivables, Snap-on primarily uses a Weighted-Average Remaining Maturity (“WARM”) methodology. Determination of the proper amount of allowances by portfolio requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowances take into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current conditions, supportable forecasts, when appropriate, and credit risk characteristics.
Snap-on evaluates the credit risk of the customer when extending credit based on a combination of various financial and qualitative factors that may affect its customers’ ability to pay. These factors may include the customer’s financial condition, past payment experience, and credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral.

2022 ANNUAL REPORT	69

Notes to Consolidated Financial Statements (continued)
Management performs detailed reviews of its receivables on a monthly and/or quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Monthly reviews of credit and collection performance are conducted for both its finance and contract receivable portfolios focusing on data such as delinquency trends, non-performing assets, and write-off and recovery activity. These reviews allow for the formulation of collection strategies and potential collection policy modifications in response to changing risk profiles in the finance and contract receivable portfolios. A receivable generally has credit losses when it is expected that all amounts related to the receivable will not be collected according to the contractual terms of the agreement. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written off accounts increase the allowances. For both finance and contract receivables, write-offs include the uncollectable principal amount of the receivable as well as the uncollectable accrued interest and fees, net of repossessions. For finance receivables only, write-offs are partially offset by recourse from franchisees. Recovered interest and fees previously written off are recorded through the allowances for credit losses and increase the allowances. Absent a repossession, finance receivables are generally written off when an account becomes 120 days past due. Repossessed accounts are typically written off within 60 days of asset repossession. Contract receivables related to equipment leases are generally written off when an account becomes 150 days past due, while contract receivables related to franchise finance and van leases are generally written off no later than when the receivable becomes 180 days past the asset return date. For finance and contract receivables, customer bankruptcies are generally written off upon notification that the associated debt is not being reaffirmed or, in any event, no later than when the receivable becomes 180 days past due. Changes to the allowances for credit losses are maintained through adjustments to the provisions for credit losses.
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

Other accrued liabilities: Supplemental balance sheet information for “Other accrued liabilities” as of 2022 and 2021 year end is as follows:

(Amounts in millions)	2022	2021
Income taxes	$33.4	$18.9
Accrued warranty	14.3	17.3
Operating lease liabilities	19.4	19.6
Deferred subscription revenue	57.1	56.4
Accrued new tool return	53.9	55.0
Accrued property, payroll and other taxes	27.7	43.8
Accrued selling and promotion expense	37.7	41.0
Accrued restructuring expense	2.8	7.0
Other	190.1	165.3
Total other accrued liabilities	$436.4	$424.3

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

New accounting standards: In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which requires enhanced disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and eliminates certain current recognition and measurement accounting guidance. This ASU also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on Snap-on’s Consolidated Financial Statements.

Note 2: Revenue Recognition

Snap-on recognizes revenue from the sale of tools, diagnostics, equipment, and related services based on when control of the product passes to the customer or the service is provided and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

Revenue disaggregation

The following table shows the consolidated revenues by revenue source:

(Amounts in millions)	2022	2021
Revenue from contracts with customers	$4,468.6	$4,228.3
Other revenues	24.2	23.7
Total net sales	4,492.8	4,252.0
Financial services revenue	349.7	349.7
Total revenues	$4,842.5	$4,601.7

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

2022 ANNUAL REPORT	71

Notes to Consolidated Financial Statements (continued)
The following table represents external net sales disaggregated by geography, based on the customers’ billing addresses:

	2022
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$498.3	$1,840.3	$1,046.1	$—	$—	$3,384.7
Europe	284.9	137.9	227.5	—	—	650.3
All other	275.1	93.8	88.9	—	—	457.8
External net sales	1,058.3	2,072.0	1,362.5	—	—	4,492.8
Intersegment net sales	340.9	—	304.4	—	(645.3)	—
Total net sales	1,399.2	2,072.0	1,666.9	—	(645.3)	4,492.8
Financial services revenue	—	—	—	349.7	—	349.7
Total revenue	$1,399.2	$2,072.0	$1,666.9	$349.7	$(645.3)	$4,842.5

	2021
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$494.9	$1,680.0	$896.1	$—	$—	$3,071.0
Europe	325.5	164.7	249.7	—	—	739.9
All other	275.2	93.9	72.0	—	—	441.1
External net sales	1,095.6	1,938.6	1,217.8	—	—	4,252.0
Intersegment net sales	310.7	—	285.3	—	(596.0)	—
Total net sales	1,406.3	1,938.6	1,503.1	—	(596.0)	4,252.0
Financial services revenue	—	—	—	349.7	—	349.7
Total revenue	$1,406.3	$1,938.6	$1,503.1	$349.7	$(596.0)	$4,601.7

* North America is comprised of the United States, Canada and Mexico.

72	SNAP-ON INCORPORATED

The following table represents external net sales disaggregated by customer type:

	2022
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$90.8	$2,072.0	$1,362.5	$—	$—	$3,525.3
All other professionals	967.5	—	—	—	—	967.5
External net sales	1,058.3	2,072.0	1,362.5	—	—	4,492.8
Intersegment net sales	340.9	—	304.4	—	(645.3)	—
Total net sales	1,399.2	2,072.0	1,666.9	—	(645.3)	4,492.8
Financial services revenue	—	—	—	349.7	—	349.7
Total revenue	$1,399.2	$2,072.0	$1,666.9	$349.7	$(645.3)	$4,842.5

	2021
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$99.9	$1,938.6	$1,217.8	$—	$—	$3,256.3
All other professionals	995.7	—	—	—	—	995.7
External net sales	1,095.6	1,938.6	1,217.8	—	—	4,252.0
Intersegment net sales	310.7	—	285.3	—	(596.0)	—
Total net sales	1,406.3	1,938.6	1,503.1	—	(596.0)	4,252.0
Financial services revenue	—	—	—	349.7	—	349.7
Total revenue	$1,406.3	$1,938.6	$1,503.1	$349.7	$(596.0)	$4,601.7

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

2022 ANNUAL REPORT	73

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
For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations. The remaining duration of these unsatisfied performance obligations range from one month up to 60 months.  Snap-on had approximately $179.0 million of long-term contracts that have fixed consideration that extends beyond one year as of December 31, 2022.  Snap-on expects to recognize approximately 75% of these contracts as revenue by the end of fiscal 2024, an additional 20% by the end of fiscal 2026 and the balance thereafter.
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
Contract liabilities: Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance.  The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities was $63.3 million and $63.8 million at December 31, 2022, and January 1, 2022, respectively.  The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion of such liabilities is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.  In 2022, Snap-on recognized revenue of $55.0 million that was included in the contract liability balance at January 1, 2022, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.  The decrease in the total contract liabilities balance was primarily driven by the timing of cash payments received or due in advance of satisfying Snap-on’s performance obligations.
Franchise fee revenue, including nominal, non-refundable initial fees, is recognized upon the granting of a franchise, which is when the company has performed substantially all initial services required by the franchise agreement. Franchise fee revenue also includes ongoing monthly fees (primarily for sales and business training as well as marketing and product promotion programs) that are recognized as the fees are earned. Franchise fee revenue in 2022, 2021 and 2020 totaled $18.4 million, $17.3 million and $16.2 million, respectively.

Note 3: Acquisitions
On August 1, 2021, Snap-on acquired AutoCrib EMEA GmbH (“AutoCrib Germany”), a former independent distributor, for a cash purchase price of $4.4 million (or $4.2 million, net of cash acquired). AutoCrib Germany, based in Hamburg, Germany, distributes asset and tool control solutions for a variety of aerospace, automotive, military, natural resources and general industry operations. In fiscal 2022, the company completed the purchase accounting valuations for the acquired net assets of AutoCrib Germany. The $3.3 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Consolidated Balance Sheets.

On July 1, 2021, Snap-on exchanged its 35% equity interest in Deville S.A., valued at $21.8 million, for 100% ownership of Secateurs Pradines (“Pradines”), a wholly owned subsidiary of Deville S.A. with a fair value of $20.2 million (or $15.7 million, net of cash acquired), which reflects a $0.5 million purchase accounting adjustment finalized in fiscal 2022, and cash of $1.6 million. Pradines, located in Bauge-en-Anjou, France, designs and manufactures horticultural hand tools for professionals and individuals. In fiscal 2022, the company completed the purchase accounting valuations for the acquired net assets of Pradines. The $10.2 million excess of the purchase price over the fair value of net assets acquired was recorded in “Goodwill” in the accompanying Consolidated Balance Sheets. Snap-on previously accounted for Deville S.A. as an equity method investment.

On February 26, 2021, Snap-on acquired Dealer-FX Group, Inc. (“Dealer-FX”) for a cash purchase price of $200.1 million (or $200.0 million, net of cash acquired). Dealer-FX, based in Markham, Ontario, is a leading developer, marketer and provider of service-operations software solutions for automotive OEM customers and their dealers. Dealer-FX specializes in software as a service (SaaS) management systems, communications platforms, extensive data integrations, and offers a digitalized solution that increases productivity and enhances the vehicle owners’ experience. In fiscal 2022, the company completed the purchase accounting valuations for the acquired net assets of Dealer-FX, and recorded $32.6 million of net deferred tax changes. The $118.2 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Consolidated Balance Sheets.

2022 ANNUAL REPORT	75

Notes to Consolidated Financial Statements (continued)
The following is a summary of the values of the assets acquired and liabilities assumed of Dealer-FX, including adjustments recorded as of December 31, 2022, as a result of new information obtained about facts and circumstances that existed as of the February 26, 2021 acquisition date:

Amounts as of
(Amounts in millions)	February 26, 2021
Assets acquired:
Cash	$0.1
Trade and other accounts receivable	8.0
Property and equipment	0.7
Deferred income tax assets	16.5
Goodwill	118.2
Other intangibles:
Customer relationships	28.4
Developed technology	14.8
Non-amortized trademarks	17.7
Other assets	0.8
Total assets acquired	205.2

Liabilities assumed:
Accounts payable	2.6
Accrued expenses	2.5
Total liabilities acquired	5.1

Net assets acquired	$200.1
On September 28, 2020, Snap-on acquired substantially all of the assets of AutoCrib, Inc. (“AutoCrib”) for a cash purchase price of $35.4 million. AutoCrib, based in Tustin, California, designs, manufactures and markets asset and tool control solutions for a variety of aerospace, automotive, military, natural resources and general industry operations. In fiscal 2021, the company completed the purchase accounting valuations for the acquired net assets of AutoCrib. The $18.3 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Consolidated Balance Sheets.
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

The components of Snap-on’s trade and other accounts receivable as of 2022 and 2021 year end are as follows:

(Amounts in millions)	2022	2021
Trade and other accounts receivable	$792.8	$709.6
Allowances for credit losses	(31.1)	(27.3)
Total trade and other accounts receivable – net	$761.7	$682.3

The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for 2022 and 2021:

(Amounts in millions)	2022	2021
Allowances for credit losses:
Beginning of year	$27.3	$26.3
Provision for credit losses	16.3	15.5
Charge-offs	(11.8)	(13.6)
Recoveries	—	—
Currency translation	(0.7)	(0.9)
End of year	$31.1	$27.3

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

2022 ANNUAL REPORT	77

Notes to Consolidated Financial Statements (continued)
The components of Snap-on’s current finance and contract receivables as of 2022 and 2021 year end are as follows:

(Amounts in millions)	2022	2021
Finance installment receivables	$578.6	$557.0
Finance lease receivables, net of unearned finance charges of $0.5 million and $1.3 million, respectively	3.2	7.1
Total finance receivables	581.8	564.1

Contract installment receivables	51.3	55.2
Contract lease receivables, net of unearned finance charges of $19.1 million and $18.7 million, respectively	60.3	57.3
Total contract receivables	111.6	112.5
Total	693.4	676.6

Allowances for credit losses:
Finance installment receivables	(19.5)	(21.7)
Finance lease receivables	(0.1)	(0.1)
Total finance allowance for credit losses	(19.6)	(21.8)

Contract installment receivables	(0.8)	(0.9)
Contract lease receivables	(0.9)	(1.2)
Total contract allowance for credit losses	(1.7)	(2.1)
Total allowances for credit losses	(21.3)	(23.9)
Total current finance and contract receivables – net	$672.1	$652.7

Finance receivables – net	$562.2	$542.3
Contract receivables – net	109.9	110.4
Total current finance and contract receivables – net	$672.1	$652.7

78	SNAP-ON INCORPORATED

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of 2022 and 2021 year end are as follows:

(Amounts in millions)	2022	2021
Finance installment receivables	$1,210.4	$1,155.3
Finance lease receivables, net of unearned finance charges of $0.2 million and $0.5 million, respectively	1.7	4.2
Total finance receivables	1,212.1	1,159.5

Contract installment receivables	202.1	197.1
Contract lease receivables, net of unearned finance charges of $30.7 million and $30.3 million, respectively	186.6	187.4
Total contract receivables	388.7	384.5
Total	1,600.8	1,544.0

Allowances for credit losses:
Finance installment receivables	(41.3)	(45.4)
Finance lease receivables	—	(0.1)
Total finance allowance for credit losses	(41.3)	(45.5)

Contract installment receivables	(3.1)	(3.2)
Contract lease receivables	(1.8)	(3.1)
Total contract allowance for credit losses	(4.9)	(6.3)
Total allowances for credit losses	(46.2)	(51.8)
Total long-term finance and contract receivables – net	$1,554.6	$1,492.2

Finance receivables – net	$1,170.8	$1,114.0
Contract receivables – net	383.8	378.2
Total long-term finance and contract receivables – net	$1,554.6	$1,492.2

2022 ANNUAL REPORT	79

Notes to Consolidated Financial Statements (continued)
Long-term finance and contract receivables installments, net of unearned finance charges, as of 2022 and 2021 year end are scheduled as follows:

	2022		2021
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Due in Months:
13 – 24	$441.6	$92.6	$428.1	$91.7
25 – 36	374.3	80.1	361.3	81.3
37 – 48	256.2	67.5	246.2	66.6
49 – 60	135.8	53.9	119.8	52.2
Thereafter	4.2	94.6	4.1	92.7
Total	$1,212.1	$388.7	$1,159.5	$384.5

Credit quality: The company’s receivable portfolio is comprised of two portfolio segments, finance and contract receivables, which are the same segments used to estimate expected credit losses reported in the allowances for credit losses. The amortized cost basis for finance and contract receivables is the amount originated adjusted for applicable accrued interest and net of deferred fees or costs, collection of cash, and write-offs. The company monitors and assesses credit risk based on the characteristics of each portfolio segment.
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

The amortized cost basis of finance and contract receivables by origination year as of 2022 year end is as follows:

(Amounts in millions)	2022	2021	2020	2019	2018	Prior	Total
Finance Receivables:
Delinquent	$16.3	$14.9	$9.5	$4.2	$2.1	$0.9	$47.9
Non-delinquent	1,175.9	342.6	156.2	53.2	15.4	2.7	1,746.0
Total Finance receivables	$1,192.2	$357.5	$165.7	$57.4	$17.5	$3.6	$1,793.9

Contract receivables:
Delinquent	$0.7	$0.9	$1.1	$0.6	$0.2	$0.2	$3.7
Non-delinquent	177.4	118.5	84.0	56.9	32.9	26.9	496.6
Total Contract receivables	$178.1	$119.4	$85.1	$57.5	$33.1	$27.1	$500.3

80	SNAP-ON INCORPORATED

Allowances for credit losses: The allowances for credit losses are maintained at levels that are considered adequate to cover expected credit losses over the remaining contractual life of the receivables using historical loss experience, asset specific risk characteristics, current conditions, reasonable and supportable forecasts, and an appropriate reversion period, when applicable. Management performs detailed reviews of its receivables on a monthly and/or quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. A receivable generally has credit losses when it is expected that all amounts related to the receivable will not be collected according to the contractual terms of the agreement. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written off accounts increase the allowances. For both finance and contract receivables, write-offs include the uncollectable principal amount of the receivable as well as the uncollectable accrued interest and fees, net of repossessions. For finance receivables only, write-offs are partially offset by recourse from franchisees. Recovered interest and fees previously written off are recorded through the allowances for credit losses and increase the allowances. Absent a repossession, finance receivables are typically written off when an account reaches 120 days past due. Repossessed accounts are typically written off within 60 days of asset repossession. Contract receivables related to equipment leases are generally written off when an account becomes 150 days past due, while contract receivables related to franchise finance and van leases are generally written off no later than when the receivable becomes 180 days past the asset return date. For finance and contract receivables, customer bankruptcies are generally written off upon notification that the associated debt is not being reaffirmed or, in any event, no later than when the receivable becomes 180 days past due. Changes to the allowances for credit losses are maintained through adjustments to the provisions for credit losses.
For finance receivables, the company uses a vintage loss rate methodology to determine expected losses. Vintage analysis aims to calculate losses based on the timing of the losses relative to the origination of the receivables. The finance receivable portfolio contains a substantial amount of homogeneous contracts which fits well with the vintage analysis.
For contract receivables the company primarily uses a WARM methodology. The WARM methodology calculates the average annual write-off rate and applies it to the remaining term of the receivables. The WARM methodology is used since the contract receivables have limited loss experience over generally longer terms and, therefore, the predictive loss patterns are more difficult to estimate.
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
The allowances for credit losses are adjusted each period for changes in the credit risk and expected lifetime credit losses. The following is a rollforward of the allowances for credit losses for finance and contract receivables for 2022 and 2021:

	2022		2021
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of year	$67.3	$8.4	$76.3	$9.0
Provision for credit losses	37.7	0.5	32.1	0.8
Charge-offs	(52.7)	(2.5)	(50.9)	(1.8)
Recoveries	8.9	0.3	9.8	0.4
Currency translation	(0.3)	(0.1)	—	—
End of year	$60.9	$6.6	$67.3	$8.4

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

2022 ANNUAL REPORT	81

Notes to Consolidated Financial Statements (continued)
It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of 2022 and 2021 year end were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

The aging of finance and contract receivables as of 2022 and 2021 year end is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
2022 year end:
Finance receivables	$17.2	$11.2	$19.5	$47.9	$1,746.0	$1,793.9	$16.5
Contract receivables	1.2	0.3	2.2	3.7	496.6	500.3	0.3

2021 year end:
Finance receivables	$16.0	$10.5	$18.0	$44.5	$1,679.1	$1,723.6	$16.0
Contract receivables	1.7	0.9	0.9	3.5	493.5	497.0	0.1

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

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. A receivable may have credit losses when it is expected that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Such finance and contract receivables are covered by the company’s respective allowances for credit losses and are written off against the allowances when appropriate.

The amount of finance and contract receivables on nonaccrual status as of 2022 and 2021 year end is as follows:

(Amounts in millions)	2022	2021
Finance receivables	$8.7	$7.7
Contract receivables	3.3	2.7

Note 5: Inventories
Inventories by major classification as of 2022 and 2021 year end are as follows:

(Amounts in millions)	2022	2021
Finished goods	$882.2	$686.5
Work in progress	77.2	64.3
Raw materials	182.3	140.2
Total FIFO value	1,141.7	891.0
Excess of current cost over LIFO cost	(108.6)	(87.2)
Total inventories – net	$1,033.1	$803.8

82	SNAP-ON INCORPORATED

Inventories accounted for using the FIFO method approximated 61% and 60% of total inventories as of 2022 and 2021 year end, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of 2022 year end, approximately 38% of the company’s U.S. inventory was accounted for using the FIFO method and 62% was accounted for using the LIFO method. There were no LIFO inventory liquidations in 2022, 2021 or 2020.

Note 6: Property and Equipment
Property and equipment (which are carried at cost) as of 2022 and 2021 year end are as follows:

(Amounts in millions)	2022	2021
Land	$32.6	$33.8
Buildings and improvements	434.7	434.4
Machinery, equipment and computer software	1,069.3	1,059.2
Property and equipment – gross	1,536.6	1,527.4
Accumulated depreciation and amortization	(1,024.0)	(1,009.2)
Property and equipment – net	$512.6	$518.2

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery, equipment and computer software	2 to 15 years
Depreciation expense was $71.5 million, $75.6 million and $73.3 million in 2022, 2021 and 2020, respectively.
Note 7: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for 2022 and 2021 are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of 2020 year end	$331.2	$12.4	$638.8	$982.4
Currency translation	(19.4)	—	(11.3)	(30.7)
Acquisition adjustments	14.0	—	150.8	164.8
Balance as of 2021 year end	$325.8	$12.4	$778.3	$1,116.5
Currency translation	(22.4)	—	(15.7)	(38.1)
Acquisition adjustments	(0.5)	—	(32.6)	(33.1)
Balance as of 2022 year end	$302.9	$12.4	$730.0	$1,045.3
Goodwill of $1,045.3 million as of 2022 year end included $118.2 million from the acquisition of Dealer-FX, $10.2 million from the acquisition of Pradines and $3.3 million from the acquisition of AutoCrib Germany. The goodwill from Dealer-FX is included in the Repair Systems & Information Group and the goodwill from AutoCrib Germany and Pradines is included in the Commercial & Industrial Group.
The purchase accounting valuations for the acquired net assets of AutoCrib Germany, Dealer-FX and Pradines were completed in 2022. The purchase accounting valuations for the acquired net assets of Dealer-FX resulted in a reduction of goodwill of $32.6 million from 2021 year end. The purchase accounting valuations for the acquired net assets of Pradines resulted in a reduction of goodwill of $0.5 million from 2021 year end.
See Note 3 for additional information on acquisitions.

2022 ANNUAL REPORT	83

Notes to Consolidated Financial Statements (continued)
Additional disclosures related to other intangible assets as of 2022 and 2021 year end are as follows:

	2022			2021
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets:
Customer relationships	$212.1	$(150.8)	$61.3	$217.8	$(142.1)	$75.7
Developed technology	35.8	(26.0)	9.8	36.6	(23.2)	13.4
Internally developed software	179.6	(137.2)	42.4	182.7	(139.1)	43.6
Patents	48.4	(25.6)	22.8	45.7	(25.1)	20.6
Trademarks	3.9	(2.4)	1.5	3.9	(2.3)	1.6
Other	7.7	(4.0)	3.7	8.3	(4.1)	4.2
Total	487.5	(346.0)	141.5	495.0	(335.9)	159.1
Non-amortized trademarks	134.1	—	134.1	142.6	—	142.6
Total other intangible assets	$621.6	$(346.0)	$275.6	$637.6	$(335.9)	$301.7
Provision for impairment of goodwill and/or other intangible assets could arise in a future period due to significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, changes in key personnel or litigation, a sustained decrease in share price and/or other events. As of 2022 year end, the company had no accumulated impairment losses.
The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	14
Developed technology	5
Internally developed software	6
Patents	14
Trademarks	9
Other	39
The weighted-average amortization period for all amortizable intangibles on a combined basis is 12 years. Intangible asset renewal costs are expensed as incurred.
The aggregate amortization expense was $28.7 million in 2022, $29.2 million in 2021 and $23.4 million in 2020. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $26.6 million in 2023, $20.7 million in 2024, $14.8 million in 2025, $11.3 million in 2026, and $10.0 million in 2027.

84	SNAP-ON INCORPORATED

Note 8: Exit and Disposal Activities
Snap-on did not record any costs for exit and disposal activities during fiscal 2022 or fiscal 2021.

Snap-on’s exit and disposal accrual activity for 2022 and 2021 are as follows:

	Balance at			Balance at			Balance at
(Amounts in millions)	2020 Year End	Provision in 2021	Usage in 2021	2021 Year End	Provision in 2022	Usage in 2022	2022 Year End
Severance costs:
Commercial & Industrial Group	$5.8	$—	$(1.5)	$4.3	$—	$(2.7)	$1.6
Snap-on Tools Group	0.4	—	(0.1)	0.3	—	(0.2)	0.1
Repair System & Information Group	3.8	—	(1.4)	2.4	—	(1.3)	1.1
Total	$10.0	$—	$(3.0)	$7.0	$—	$(4.2)	$2.8

As of December 31, 2022, the company expects that approximately $1.9 million of the $2.8 million exit and disposal accrual will be utilized in 2023, and the remainder thereafter, primarily for longer-term severance payments.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operating activities and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgement under prevailing circumstances.
Note 9: Income Taxes
The source of earnings before income taxes and equity earnings consisted of the following:

(Amounts in millions)	2022	2021	2020
United States	$1,028.7	$911.4	$715.9
Foreign	173.9	175.5	119.3
Total	$1,202.6	$1,086.9	$835.2
The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2022	2021	2020
Current:
Federal	$185.4	$152.9	$136.8
Foreign	45.2	48.2	29.9
State	48.4	37.5	30.6
Total current	279.0	238.6	197.3
Deferred:
Federal	(8.5)	6.1	(10.0)
Foreign	(2.1)	(0.3)	3.0
State	0.3	2.6	(1.2)
Total deferred	(10.3)	8.4	(8.2)
Total income tax provision	$268.7	$247.0	$189.1

2022 ANNUAL REPORT	85

Notes to Consolidated Financial Statements (continued)
The following is a reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate:

	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	3.0	2.8	2.9
Noncontrolling interests	(0.4)	(0.4)	(0.5)
Repatriation of foreign earnings	(0.3)	(0.5)	(0.7)
Change in valuation allowance for deferred tax assets	0.3	0.2	0.5
Adjustments to tax accruals and reserves	(0.7)	0.3	(0.5)
Foreign rate differences	0.4	0.5	0.5
Excess tax benefits related to equity compensation	(0.5)	(1.0)	(0.5)
Other	(0.5)	(0.2)	(0.1)
Effective tax rate	22.3%	22.7%	22.6%

Snap-on’s effective income tax rate on earnings attributable to Snap-on Incorporated was 22.8% in 2022, 23.2% in 2021, and 23.2% in 2020.
Temporary differences that give rise to the net deferred income tax liability as of 2022, 2021 and 2020 year end are as follows:

(Amounts in millions)	2022	2021	2020
Deferred income tax assets (liabilities):
Inventories	$34.0	$37.5	$41.4
Accruals not currently deductible	66.9	77.6	75.1
Tax credit carryforward	4.2	1.2	2.4
Employee benefits	16.7	6.4	32.4
Net operating losses	47.9	35.0	37.1
Depreciation and amortization	(170.1)	(213.2)	(192.0)
Valuation allowance	(23.5)	(24.5)	(26.7)
Equity-based compensation	14.7	13.1	14.3
Undistributed non-U.S. earnings	(4.2)	(4.4)	(5.4)
Other	1.3	(1.9)	1.3
Net deferred income tax liability	$(12.1)	$(73.2)	$(20.1)

As of 2022 year end, Snap-on had tax net operating loss carryforwards totaling $190.1 million as follows:

(Amounts in millions)	State	Federal	Foreign	Total
Year of expiration:
2023-2027	$0.3	$—	$38.2	$38.5
2028-2032	11.8	—	17.5	29.3
2033-2037	—	—	15.4	15.4
2038-2042	—	—	60.7	60.7
2043-2047	—	—	9.3	9.3
Indefinite	—	—	36.9	36.9
Total net operating loss carryforwards	$12.1	$—	$178.0	$190.1

86	SNAP-ON INCORPORATED

A valuation allowance totaling $23.5 million, $24.5 million and $26.7 million as of 2022, 2021 and 2020 year end, respectively, has been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period fluctuate.
The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2022, 2021 and 2020:

(Amounts in millions)	2022	2021	2020
Unrecognized tax benefits at beginning of year	$8.9	$9.1	$10.3
Gross increases – tax positions in prior periods	—	0.4	0.4
Gross decreases – tax positions in prior periods	(0.3)	(0.4)	—
Gross increases – tax positions in the current period	0.6	0.4	0.4
Settlements with taxing authorities	(3.0)	—	(1.4)
Lapsing of statutes of limitations	(0.6)	(0.6)	(0.6)
Unrecognized tax benefits at end of year	$5.6	$8.9	$9.1
The unrecognized tax benefits of $5.6 million, $8.9 million and $9.1 million as of 2022, 2021 and 2020 year end, respectively, would impact the effective income tax rate if recognized. As of December 31, 2022, unrecognized tax benefits of $1.2 million and $4.4 million were included in “Deferred income tax assets” and “Other long-term liabilities,” respectively, on the accompanying Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of 2022, 2021 and 2020 year end, the company had provided for $0.9 million, $1.4 million and $1.1 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. As of December 31, 2022, $0.9 million of accrued interest and penalties were included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.
Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $0.5 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $0.7 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.
With few exceptions, Snap-on is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2017, and Snap-on is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2012.
In general, it is Snap-on’s practice and intention to reinvest certain earnings of its non-U.S. subsidiaries in those operations. As of 2022 year end, the company has not made a provision for incremental U.S. income taxes or additional foreign withholding taxes on approximately $416.4 million of such undistributed earnings that is deemed indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. As a result of the Tax Act, which subjected the majority of the company’s undistributed foreign earnings to taxation for the 2017 tax year, the company can now repatriate non-U.S. cash in a tax efficient manner. Accordingly, the company does not have an indefinitely reinvested assertion on the majority of undistributed earnings for its non-U.S. subsidiaries and has recorded a deferred tax liability of $4.2 million for the incremental tax costs associated with the future potential repatriation of such earnings.

2022 ANNUAL REPORT	87

Notes to Consolidated Financial Statements (continued)
Note 10: Short-term and Long-term Debt
Short-term and long-term debt as of 2022 and 2021 year end consisted of the following:

(Amounts in millions)	2022	2021
3.25% unsecured notes due 2027	300.0	300.0
4.10% unsecured notes due 2048	400.0	400.0
3.10% unsecured notes due 2050	500.0	500.0
Other debt*	1.0	0.3
	1,201.0	1,200.3

Less: notes payable	(17.2)	(17.4)
Total long-term debt	$1,183.8	$1,182.9

* Includes unamortized debt issuance costs.
Snap-on’s long-term debt and notes payable have no annual maturities in the next four years and $300.0 million matures in 2027.
Average notes payable outstanding were $18.6 million and $16.7 million in 2022 and 2021, respectively. The 2022 weighted-average interest rate on such borrowings of 9.93% compared with 8.39% in 2021. At 2022 year end, the weighted-average rate on outstanding notes payable of 10.89% compared with 8.39% in 2021. The 2022 year-end rate increased primarily due to higher rates on local borrowings in emerging markets.
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
Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were borrowed or outstanding under the Credit Facility during the year ended and as of December 31, 2022 or January 1, 2022. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of December 31, 2022, the company’s actual ratios of 0.09 and 0.37 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. There was no commercial paper issued or outstanding during the year ended and as of December 31, 2022 or January 1, 2022.
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

88	SNAP-ON INCORPORATED

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
As of 2022 year end, Snap-on had $92.7 million of net foreign currency forward sell contracts outstanding comprised of sell contracts including $250.0 million in Canadian dollars, $39.2 million in euros, $8.5 million in Hungarian forints, $5.4 million in Indian rupees, and $3.9 million in other currencies, and buy contracts comprised of $72.0 million in British pounds, $41.3 million in Swedish kronor, $36.5 million in Hong Kong dollars, $26.8 million in Chinese renminbi, $16.0 million in Singapore dollars, $6.7 million in Australian dollars, $5.9 million in Norwegian kroner, $4.7 million in Danish kroner, and $4.4 million in other currencies. As of 2021 year end, Snap-on had $81.3 million of net foreign currency forward sell contracts outstanding comprised of sell contracts including $290.0 million in Canadian dollars, $10.3 million in euros, $8.1 million in Indian rupees, $6.3 million in Hungarian forints, and $4.5 million in other currencies, and buy contracts comprised of $79.6 million in British pounds, $48.4 million in Swedish kronor, $31.0 million in Chinese renminbi, $30.0 million in Hong Kong dollars, $14.3 million in Australian dollars, $14.2 million in Singapore dollars, $7.2 million in Norwegian kroner, $4.9 million in Danish kroner, and $8.3 million in other currencies.
Interest rate risk management: Snap-on may manage the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements (“interest rate swaps”) and treasury lock agreements (“treasury locks”).
Interest rate swaps: Snap-on may enter into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. The change in the fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets. There were no outstanding interest rate swaps as of both 2022 and 2021 year end.

Treasury locks: Snap-on may use treasury locks to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI for derivative instruments that are designated and qualify as cash flow hedges. Upon the issuance of debt, the related amount in Accumulated OCI is released over the term of the debt and recognized as an adjustment to interest expense on the Consolidated Statements of Earnings. There were no treasury locks outstanding as of both 2022 and 2021 year end. See Note 18 for additional information on Other income (expense) - net.

2022 ANNUAL REPORT	89

Notes to Consolidated Financial Statements (continued)
Stock-based deferred compensation risk management: Snap-on manages market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap‑on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of 2022 and 2021 year end, Snap-on had equity forwards in place intended to manage market risk with respect to 64,900 shares and 72,100 shares, respectively, of Snap‑on common stock associated with its deferred compensation plans.
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

Snap-on has derivative assets and liabilities related to treasury locks, foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair values of derivative instruments included within the accompanying Consolidated Balance Sheets as of 2022 and 2021 year end are as follows:

		2022		2021
(Amounts in millions)	Balance Sheet Presentation	Derivative Assets Fair Value	Derivative Liability Fair Value	Derivative Assets Fair Value	Derivative Liability Fair Value
Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other assets	$18.5	$—	$10.2	$—
Foreign currency forwards	Other accrued liabilities	—	16.9	—	5.3
Equity forwards	Prepaid expenses and other assets	14.8	—	15.5	—
Total derivative instruments		$33.3	$16.9	$25.7	$5.3

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Equity forwards are valued using a market approach based primarily on the company’s stock price at the reporting date. The company did not have any derivative assets or liabilities measured at Level 1 or Level 3, nor did it implement any changes in its valuation techniques in 2022 and 2021, respectively.

The effect of derivative instruments designated as cash flow hedges as included in the Accumulated OCI on the Consolidated Balance Sheets is as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative Instruments
(Amounts in millions)	2022	2021	2020
Derivatives in Hedging Relationships:
Treasury locks	$—	$—	$1.4

90	SNAP-ON INCORPORATED

The effect of derivative instruments designated as fair value and cash flow hedges as included in the Consolidated Statements of Earnings is as follows:

	Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2022		2021		2020
(Amounts in millions)	Interest expense	Other income (expense) - net	Interest expense	Other income (expense) - net	Interest expense	Other income (expense) - net

Total amounts of income and expense presented in the Consolidated Statements of Earnings:	$(47.1)	$42.5	$(53.1)	$16.5	$(54.0)	$8.7

Gain (loss) on fair value hedging relationships:
Interest rate swaps
Long-term debt	$—	$—	$(10.2)	$—	$(15.7)	$—
Derivatives designated as hedging instruments	—	—	2.7	—	3.9	—

Gain on cash flow hedging relationships:
Treasury locks
Gain reclassified from accumulated OCI into income	$1.6	$—	$1.6	$—	$1.6	$—

During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $1.2 million after tax at the time the underlying hedge transactions are realized.

The effects of derivative instruments not designated as hedging instruments as included in the Consolidated Statements of Earnings are as follows:

	Statement of Earnings Presentation	Gain (Loss) Recognized in Income on Derivatives

(Amounts in millions)		2022	2021	2020
Gain (loss) on derivative relationships:
Foreign currency forwards	Other income (expense) – net	$(17.6)	$(10.8)	$(6.6)
Net exposures	Other income (expense) – net	10.1	9.6	2.7

Equity forwards	Operating expenses	$1.4	$4.1	$1.0
Stock-based deferred compensation liabilities	Operating expenses	(1.4)	(4.3)	(1.2)

2022 ANNUAL REPORT	91

Notes to Consolidated Financial Statements (continued)
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
Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements as of 2022 and 2021 year end are as follows:

	2022		2021
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,733.0	$1,983.9	$1,656.3	$1,988.6
Contract receivables – net	493.7	520.4	488.6	542.5
Long-term debt and notes payable	1,201.0	982.1	1,200.3	1,339.7
The following methods and assumptions are used in estimating the fair value of financial instruments:

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

•Fair value of long-term debt is estimated, using Level 2 fair value measurements, based on quoted market values of Snap-on’s publicly traded senior debt. The carrying value of long-term debt includes unamortized debt issuance costs. The fair value of notes payable approximates such instruments’ carrying value due to their short-term nature.

•The fair value of all other financial instruments, including trade and other accounts receivable, accounts payable and other financial instruments, approximates such instruments’ carrying value due to their short-term nature.

92	SNAP-ON INCORPORATED

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
The status of Snap-on’s pension plans as of 2022 and 2021 year end is as follows:

(Amounts in millions)	2022	2021
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,667.1	$1,710.0
Service cost	26.5	28.8
Interest cost	44.4	42.3
Plan participant contributions	0.4	0.5
Benefits paid	(77.7)	(75.6)
Actuarial gain	(382.4)	(30.2)
Foreign currency impact	(23.7)	(8.7)
Benefit obligation at end of year	$1,254.6	$1,667.1

Change in plan assets:
Fair value of plan assets at beginning of year	$1,710.9	$1,632.4
Actual gain (loss) on plan assets	(384.1)	146.3
Employer contributions	10.8	10.7
Plan participant contributions	0.4	0.5
Benefits paid	(77.7)	(75.6)
Foreign currency impact	(18.6)	(3.4)
Fair value of plan assets at end of year	$1,241.7	$1,710.9
Funded (unfunded) status at end of year	$(12.9)	$43.8

The decrease in the defined benefit pension plans benefit obligations in 2022 was primarily due to an increase in the discount rate in 2022 as compared to 2021.
Amounts recognized in the Consolidated Balance Sheets as of 2022 and 2021 year end are as follows:

(Amounts in millions)	2022	2021
Pension assets	$70.6	$160.7
Accrued benefits	(4.9)	(12.0)
Pension liabilities	(78.6)	(104.9)
Net asset (liability)	$(12.9)	$43.8

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2022 and 2021 year end are as follows:

(Amounts in millions)	2022	2021
Net loss, net of tax of $88.8 million and $68.1 million, respectively	$(269.0)	$(209.4)
Prior service cost, net of tax of $0.2 million and $0.2 million, respectively	(0.5)	(0.6)
Total amount included in Accumulated OCI	$(269.5)	$(210.0)

2022 ANNUAL REPORT	93

Notes to Consolidated Financial Statements (continued)
The accumulated benefit obligation for Snap-on’s pension plans as of 2022 and 2021 year end was $1,201.8 million and $1,580.4 million, respectively.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Snap-on’s pension plans as of 2022 and 2021 year end are as follows:

(Amounts in millions)	2022	2021
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$94.9	$127.8
Fair value of plan assets	15.1	25.1
Pension plans with projected benefit obligations in excess of plans assets:
Projected benefit obligation	$98.6	$280.4
Fair value of plan assets	15.1	163.5

The components of net periodic benefit cost and changes recognized in “Other comprehensive income (loss)” (“OCI”) are as follows:

(Amounts in millions)	2022	2021	2020
Net periodic benefit cost:
Service cost	$26.5	$28.8	$27.0
Interest cost	44.4	42.3	48.7
Expected return on plan assets	(99.2)	(94.4)	(94.7)
Amortization of unrecognized loss	18.0	36.3	34.5
Amortization of prior service cost	0.1	0.1	—
Net periodic benefit cost (credit)	$(10.2)	$13.1	$15.5

Changes in benefit obligations recognized in OCI, net of tax:
Net (gain) loss	$59.6	$(92.8)	$(31.6)
Prior service cost (credit)	(0.1)	(0.1)	0.1
Total recognized in OCI	$59.5	$(92.9)	$(31.5)

The components of net periodic pension cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Consolidated Statements of Earnings. See Note 18 for additional information on Other income (expense) - net.

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2022	2021	2020
Discount rate	2.8%	2.5%	3.2%
Expected return on plan assets	6.2%	6.5%	7.0%
Rate of compensation increase	3.4%	3.4%	3.4%
Interest crediting rate - U.S. cash balance plan	3.8%	3.8%	3.8%

The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of 2022 and 2021 year end are as follows:

	2022	2021
Discount rate	5.4%	2.8%
Rate of compensation increase	3.2%	3.4%
Interest crediting rate - U.S. cash balance plan	3.8%	3.8%

94	SNAP-ON INCORPORATED

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The domestic discount rate as of 2022 and 2021 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries that incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.
The weighted-average discount rate for Snap-on’s domestic pension plans of 5.5% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points (100 basis points (“bps”) equals 1.0 percent) would have increased Snap-on’s 2022 domestic pension expense and projected benefit obligation by approximately $4.5 million and $48.6 million, respectively. As of 2022 year end, Snap-on’s domestic projected benefit obligation comprised approximately 85% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 4.8% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 bps would have increased Snap-on’s 2022 foreign pension expense and projected benefit obligation by approximately $1.4 million and $12.3 million, respectively.

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

As a practical expedient, Snap-on uses the calendar year end as the measurement date for its plans. Snap-on funds its pension plans as required by governmental regulation and may consider discretionary contributions as conditions warrant. Snap‑on intends to make contributions of $6.9 million to its foreign pension plans and $2.4 million to its domestic pension plans in 2023, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2023.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2023	$86.8
2024	90.6
2025	94.8
2026	94.6
2027	97.5
2028-2032	497.7
Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. The long-term investment performance objective for Snap-on’s domestic plans’ assets is to achieve net of expense returns that meet or exceed the 7.5% domestic long-term return on plan assets assumption used for reporting purposes. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets. As of 2022 year end, Snap-on’s domestic pension plans’ assets comprised approximately 87% of the company’s worldwide pension plan assets.

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

2022 ANNUAL REPORT	95

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
Snap-on’s domestic pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2022 and 2021 year end are as follows:

	Target	2022	2021
Asset category:
Equity securities	49%	45%	52%
Debt securities and cash and cash equivalents	46%	47%	42%
Hedge funds	5%	8%	6%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$1,074.9	$1,464.7

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

96	SNAP-ON INCORPORATED

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s domestic pension plans’ assets as of 2022 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$14.3	$—	$—	$14.3
Equity securities:
Domestic	67.1	—	—	67.1
Foreign	39.2	—	—	39.2
Commingled funds – domestic	—	—	189.1	189.1
Commingled funds – foreign	—	—	180.6	180.6
Private equity partnerships	—	—	11.0	11.0
Debt securities:
Government	158.7	6.0	—	164.7
Corporate bonds	—	319.7	—	319.7
Real estate and other real assets	—	—	2.5	2.5
Hedge funds	—	—	86.7	86.7
Total	$279.3	$325.7	$469.9	$1,074.9
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

2022 ANNUAL REPORT	97

Notes to Consolidated Financial Statements (continued)
The expected long-term rates of return on foreign plans’ assets, which range from 2.2% to 6.9% as of 2022 year end, reflect management’s expectations of long-term average rates of return on funds invested to provide benefits included in the plans’ projected benefit obligation. The expected returns are based on outlooks for inflation, fixed income returns and equity returns, asset allocations and investment strategies. Differences between actual and expected returns on foreign pension plans’ assets are recorded as an actuarial gain or loss and amortized accordingly.

Snap-on’s foreign pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2022 and 2021 year end are as follows:

	Target	2022	2021
Asset category:
Equity securities*	40%	40%	43%
Debt securities* and cash and cash equivalents	49%	49%	45%
Insurance contracts and hedge funds	11%	11%	12%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$166.8	$246.2

* Includes commingled funds - multi-strategy
The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2022 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$0.5	$—	$—	$0.5
Commingled funds – multi-strategy	—	—	113.4	113.4
Debt securities:
Government	11.6	—	—	11.6
Corporate bonds	—	23.1	—	23.1
Insurance contracts	—	18.2	—	18.2
Total	$12.1	$41.3	$113.4	$166.8

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2021 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$1.8	$—	$—	$1.8
Commingled funds – multi-strategy	—	—	172.5	172.5
Debt securities:
Government	13.9	—	—	13.9
Corporate bonds	—	28.1	—	28.1
Insurance contracts	—	29.9	—	29.9
Total	$15.7	$58.0	$172.5	$246.2

98	SNAP-ON INCORPORATED

Snap-on has several 401(k) plans covering certain U.S. employees. Snap-on’s employer match to the 401(k) plans is made with cash contributions. For 2022, 2021 and 2020, Snap-on recognized $11.8 million, $11.3 million and $10.3 million, respectively, of expense related to its 401(k) plans.

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
The status of Snap-on’s U.S. postretirement health care plans as of 2022 and 2021 year end is as follows:

(Amounts in millions)	2022	2021
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$47.5	$50.6
Interest cost	1.2	1.1
Plan participant contributions	0.2	0.2
Benefits paid	(3.8)	(3.6)
Actuarial gain	(7.8)	(0.8)
Benefit obligation at end of year	$37.3	$47.5

Change in plan assets:
Fair value of plan assets at beginning of year	$13.7	$13.3
Actual gain (loss) on plan assets	(1.7)	1.1
Employer contributions	2.8	2.7
Plan participant contributions	0.2	0.2
Benefits paid	(3.8)	(3.6)
Fair value of plan assets at end of year	$11.2	$13.7
Unfunded status at end of year	$(26.1)	$(33.8)

Amounts recognized in the Consolidated Balance Sheets as of 2022 and 2021 year end are as follows:

(Amounts in millions)	2022	2021
Accrued benefits	$(2.7)	$(2.7)
Retiree health care benefits	(23.4)	(31.1)
Net liability	$(26.1)	$(33.8)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2022 and 2021 year end are as follows:

(Amounts in millions)	2022	2021
Net gain, net of tax of $2.2 million and $0.8 million, respectively	$6.4	$2.3

2022 ANNUAL REPORT	99

Notes to Consolidated Financial Statements (continued)
The components of net periodic benefit cost and changes recognized in OCI are as follows:

(Amounts in millions)	2022	2021	2020
Net periodic benefit cost:
Interest cost	$1.2	$1.1	$1.5
Expected return on plan assets	(0.6)	(0.6)	(0.6)
Net periodic benefit cost	$0.6	$0.5	$0.9

Changes in benefit obligations recognized in OCI, net of tax:
Net (gain) loss	$(4.1)	$(1.0)	$1.9

The components of net periodic postretirement health care cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Consolidated Statements of Earnings. See Note 18 for additional information on Other income (expense) - net.

The weighted-average discount rate used to determine Snap-on’s postretirement health care expense is as follows:

	2022	2021	2020
Discount rate	2.7%	2.3%	3.1%

The weighted-average discount rate used to determine Snap-on’s accumulated benefit obligation is as follows:

	2022	2021
Discount rate	5.3%	2.7%

The methodology for selecting the year-end 2022 and 2021 weighted-average discount rate for the company’s domestic postretirement plans was to match the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. As a practical expedient, Snap-on uses the calendar year end as the measurement date for its plans.

For 2023, the actuarial calculations assume a pre-65 health care cost trend rate of 6.1% and a post-65 health care cost trend rate of 6.0%, both decreasing gradually to 4.0% in 2046 and thereafter.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2023	$3.4
2024	3.4
2025	3.5
2026	3.5
2027	3.5
2028-2032	17.3

The objective of the VEBA trust is to achieve net of expense returns that meet or exceed the 5.8% long-term return on plan assets assumption used for reporting purposes. Investments are diversified to attempt to minimize the risk of large losses. Since asset allocation is a key determinant of expected investment returns, assets are periodically rebalanced to the targeted allocation to correct significant deviations from the asset allocation policy that are caused by market fluctuations and cash flow.

100	SNAP-ON INCORPORATED

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

Snap-on’s VEBA plan target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2022 and 2021 year end are as follows:

	Target	2022	2021
Asset category:
Debt securities and cash and cash equivalents	46%	48%	44%
Equity securities	29%	29%	34%
Hedge funds	25%	23%	22%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$11.2	$13.7

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

2022 ANNUAL REPORT	101

Notes to Consolidated Financial Statements (continued)
The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of the VEBA plan assets as of 2022 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$0.4	$—	$0.4
Debt securities	4.9	—	4.9
Equity securities	—	3.3	3.3
Hedge fund	—	2.6	2.6
Total	$5.3	$5.9	$11.2

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

Note 14: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance share units (“PSUs”), stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). As of 2022 year end, the 2011 Plan had 3,122,593 shares available for future grants. The company uses treasury stock to deliver shares under the 2011 Plan.

Net stock-based compensation expense was $34.0 million in 2022, $41.4 million in 2021 and $19.5 million in 2020. Cash received from stock purchase and option plan exercises was $55.0 million in 2022, $162.4 million in 2021 and $55.8 million in 2020. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $10.7 million in 2022, $18.2 million in 2021 and $8.2 million in 2020.

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

102	SNAP-ON INCORPORATED

The following weighted-average assumptions were used in calculating the fair value of stock options granted during 2022, 2021 and 2020, using the Black-Scholes valuation model:

	2022	2021	2020
Expected term of option (in years)	5.14	5.33	5.53
Expected volatility factor	22.61%	21.80%	21.67%
Expected dividend yield	2.68%	2.59%	2.78%
Risk-free interest rate	2.00%	0.67%	1.50%

A summary of stock option activity during 2022 is presented below:

	Shares (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	2,432	$151.32
Granted	289	211.41
Exercised	(350)	119.84
Forfeited or expired	(22)	186.16
Outstanding at end of year	2,349	163.07	5.5	$153.7
Exercisable at end of year	1,722	152.58	4.4	130.7

* Weighted-average

The weighted-average grant date fair value of options granted was $34.35 in 2022, $26.19 in 2021 and $22.95 in 2020. The intrinsic value of options exercised was $37.5 million in 2022, $76.1 million in 2021 and $26.0 million in 2020. The fair value of stock options vested was $10.5 million in 2022, $12.5 million in 2021 and $14.6 million in 2020.

As of 2022 year end, there was $10.2 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.3 years.

Performance share units: PSUs are earned and expensed using the fair value of the award over a contractual term of three years based on the company’s performance. Vesting of the PSUs is dependent upon performance relative to pre-defined goals for revenue growth and return on net assets for the applicable performance period. For performance achieved above specified levels, the recipient may earn additional shares of stock, not to exceed 100% of the number of performance awards initially granted. The PSUs have a three-year performance period based on the results of the consolidated financial metrics of the company.
The fair value of PSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of PSUs granted during 2022, 2021 and 2020, was $211.67, $183.13 and $155.34, respectively. Earned PSUs totaled 61,839 shares as of the 2022 year end and 46,343 as of the 2021 year end. There were no earned PSUs as of the 2020 year end. Earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”). PSUs related to 46,217 shares and 21,183 shares were paid out in 2022 and 2020, respectively. There were no PSUs paid out in 2021.

2022 ANNUAL REPORT	103

Notes to Consolidated Financial Statements (continued)
Changes to the company’s non-vested PSUs in 2022 are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested PSUs at beginning of year	183	$178.60
Granted	62	211.67
Performance assumption change **	21	185.41
Vested	(62)	155.34
Cancellations and other	(5)	190.55
Non-vested PSUs at end of year	199	196.51

* Weighted-average
** Reflects the number of PSUs above target levels based on performance metrics.

As of 2022 year end, there was $17.3 million of unrecognized compensation cost related to non-vested PSUs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.3 years.

Restricted stock units: Time-based RSUs are earned and expensed using the fair value of the award over the contractual term of three years. Vesting of the time-based RSUs is dependent upon continued employment for the 3-year cliff vesting period. Prior to 2021, the company granted performance-based RSUs with a one-year performance period followed by a two-year cliff vesting schedule.
The fair value of RSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of RSUs granted during 2022, 2021 and 2020, was $211.67, $189.89 and $155.34, respectively. In fiscal 2022, 28,050 time-based RSUs were granted; assuming continued employment, these RSUs will vest at the end of the 3-year cliff vesting period. In fiscal 2021, 32,265 time-based RSUs were granted; assuming continued employment, these RSUs will vest at the end of the 3-year cliff vesting period. In fiscal 2020, performance-based RSUs were granted, but based on the company’s 2020 performance, none of the RSUs granted were earned.

Changes to the company’s non-vested RSUs in 2022 are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested RSUs at beginning of year	32	$189.89
Granted	28	211.67
Vested	(1)	189.89
Cancellations and other	(1)	198.29
Non-vested RSUs at end of year	58	200.16

* Weighted-average

As of 2022 year end, there was $6.2 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

Stock appreciation rights: The company also issues stock-settled and cash-settled SARs to certain key non-U.S. employees. SARs have a contractual term of 10 years and vest ratably on the first, second and third anniversaries of the date of grant. SARs are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant.

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

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during 2022, 2021 and 2020, using the Black-Scholes valuation model:

	2022	2021	2020
Expected term of stock-settled SARs (in years)	4.02	3.94	3.75
Expected volatility factor	23.09%	22.50%	22.50%
Expected dividend yield	2.68%	2.59%	2.78%
Risk-free interest rate	1.96%	0.19%	1.42%

Changes to the company’s stock-settled SARs in 2022 are as follows:

	Stock-settled SARs (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	397	$160.09
Granted	75	211.67
Exercised	(23)	149.46
Forfeited or expired	(64)	163.93
Outstanding at end of year	385	170.11	6.3	$22.5
Exercisable at end of year	238	155.31	5.0	17.4

* Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted was $32.63 in 2022, $24.05 in 2021 and $21.31 in 2020. The intrinsic value of stock-settled SARs exercised was $1.7 million in 2022, $3.1 million in 2021 and $0.4 million in 2020. The fair value of stock-settled SARs vested was $2.0 million in 2022, $2.1 million in 2021 and $2.3 million in 2020.

As of 2022 year end, there was $2.4 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during 2022, 2021 and 2020, using the Black-Scholes valuation model:

	2022	2021	2020
Expected term of cash-settled SARs (in years)	3.10	3.09	3.00
Expected volatility factor	23.67%	22.49%	34.58%
Expected dividend yield	2.84%	2.64%	2.87%
Risk-free interest rate	4.22%	0.97%	0.17%

The intrinsic value of cash-settled SARs exercised was $0.6 million in 2022, $0.6 million in 2021 and $1.0 million in 2020. The fair value of cash-settled SARs vested during 2022, 2021 and 2020 was $0.1 million, $0.1 million and zero, respectively.

2022 ANNUAL REPORT	105

Notes to Consolidated Financial Statements (continued)
Changes to the company’s non-vested cash-settled SARs in 2022 are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at beginning of year	2	$47.13
Granted	1	45.62
Vested	(1)	67.80
Non-vested cash-settled SARs at end of year	2	53.24

* Weighted-average

As of 2022 year end, there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.

Restricted stock awards – non-employee directors: The company awarded 6,525 shares, 6,858 shares and 7,380 shares of restricted stock to non-employee directors in 2022, 2021 and 2020, respectively. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.
Directors’ fee plan: Under the Directors’ 1993 Fee Plan, as amended, non-employee directors may elect to receive up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. For 2022, 2021 and 2020, issuances under the Directors’ Fee Plan totaled 621 shares, 1,235 shares and 1,836 shares, respectively, of which 309 shares, 922 shares and 1,364 shares, respectively, were deferred. As of 2022 year end, shares reserved for issuance to directors under this plan totaled 195,730 shares.
Employee stock purchase plan: Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records compensation expense when Snap-on’s period-end stock price is greater than the plan purchase price. For 2022, 2021 and 2020, issuances under this plan totaled 18,452 shares, 82,286 shares and 25,425 shares, respectively. As of 2022 year end, shares reserved for issuance under this plan totaled 578,823 shares and Snap-on held participant contributions of approximately $2.8 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was $0.2 million in 2022, $9.6 million in 2021 and $1.1 million in 2020.

Franchisee stock purchase plan: All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records mark-to-market expense when Snap-on’s period-end stock price is greater than the plan purchase price. For 2022, 2021 and 2020, issuances under this plan totaled 44,937 shares, 143,388 shares and 55,980 shares, respectively. As of 2022 year end, shares reserved for issuance under this plan totaled 225,225 shares and Snap-on held participant contributions of approximately $6.3 million. Participants are able to withdraw from the plan at any time prior to the ending date and generally receive back all contributions made during the plan year. The company recognized mark-to-market expense of $0.4 million in 2022, $16.7 million in 2021, and $1.9 million in 2020.

Note 15: Capital Stock
Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock awards and other corporate purposes, as well as when the company believes market conditions are favorable. Snap-on repurchased 899,000 shares, 1,943,900 shares and 1,109,000 shares in 2022, 2021 and 2020, respectively. As of 2022 year end, Snap-on has remaining availability to repurchase up to an additional $362.4 million in common stock pursuant to Board authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

106	SNAP-ON INCORPORATED

Cash dividends paid in 2022, 2021 and 2020 totaled $313.1 million, $275.8 million and $243.3 million, respectively. Cash dividends per share in 2022, 2021 and 2020 were $5.88, $5.11 and $4.47, respectively. On February 9, 2023, the company’s Board declared a quarterly dividend of $1.62 per share, payable on March 10, 2023, to shareholders of record on February 23, 2023.

Note 16: Commitments and Contingencies
Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for 2022, 2021 and 2020 is as follows:

(Amounts in millions)	2022	2021	2020
Warranty accrual:
Beginning of year	$17.3	$17.6	$17.3
Additions	9.8	13.7	13.9
Usage	(12.8)	(14.0)	(13.6)
End of year	$14.3	$17.3	$17.6
Approximately 2,600 employees, or 20% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. The number of covered union employees whose contracts expire over the next five years approximates 1,600 employees in 2023, 825 employees in 2024, and 175 employees in 2025; there are no contracts currently scheduled to expire in 2026 or 2027. In recent years, Snap-on has not experienced any significant work slowdowns, stoppages or other labor disruptions.
In the ordinary course of our business, Snap-on is subject to legal disputes that are litigated and/or settled. Although it is not possible to predict the outcome of legal matters, management believes that the results of all legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

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

2022 ANNUAL REPORT	107

Notes to Consolidated Financial Statements (continued)
Total lease costs for 2022, 2021 and 2020 consist of the following:

(Amounts in millions)	2022	2021	2020
Finance lease costs:
Amortization of ROU assets	$1.5	$1.7	$1.7
Interest on lease liabilities	0.2	0.3	0.4
Operating lease costs*	24.3	25.4	24.6
Total lease costs	$26.0	$27.4	$26.7

*	Includes short-term leases, variable lease costs and sublease income, which are immaterial.
Supplemental cash flow information related to leases in 2022, 2021 and 2020 is as follows:

(Amounts in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2.4	$3.1	$3.4
Operating cash flows from finance leases	0.2	0.3	0.4
Operating cash flows from operating leases	22.2	23.5	23.1

ROU assets obtained in exchange for new lease obligations:
Finance lease liabilities	$0.2	$0.3	$0.4
Operating lease liabilities	33.5	23.4	15.2

Supplemental balance sheet information related to leases in 2022 and 2021 is as follows:

(Amounts in millions)	2022	2021
Finance leases:
Property and equipment - gross	$19.4	$22.3
Accumulated depreciation and amortization	(16.4)	(17.4)
Property and equipment - net	$3.0	$4.9

Other accrued liabilities	$2.0	$2.4
Other long-term liabilities	1.9	4.5
Total finance lease liabilities	$3.9	$6.9

Operating leases:
Operating lease right-of-use assets	$61.5	$51.9

Other accrued liabilities	$19.4	$19.6
Operating lease liabilities	44.7	34.2
Total operating lease liabilities	$64.1	$53.8

108	SNAP-ON INCORPORATED

Weighted-average lease terms and discount rates in 2022 and 2021 are as follows:

	2022	2021	2020
Weighted-average remaining lease terms:
Finance leases	2.1 years	2.9 years	3.7 years
Operating leases	4.0 years	3.3 years	3.3 years

Weighted-average discount rates:
Finance leases	3.1%	3.1%	3.4%
Operating leases	2.9%	1.9%	2.6%
Maturities of lease liabilities as of December 31, 2022, are as follows:

(Amounts in millions)	Operating Leases	Finance Leases
Year:
2023	$20.8	$2.0
2024	17.1	1.6
2025	12.0	0.3
2026	8.7	0.1
2027	5.8	—
2028 and thereafter	3.6	—
Total lease payments	68.0	4.0
Less: amount representing interest	(3.9)	(0.1)
Total lease liabilities	$64.1	$3.9

In 2022, Snap-on did not have any significant additional operating or finance leases that have not yet commenced.

2022 ANNUAL REPORT	109

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

Sales-type leases are included in both “Finance receivables - net” and “Long-term finance receivables - net” on the accompanying Consolidated Balance Sheets, with lease terms of up to five years. In 2022 and 2021, finance receivables have future minimum lease payments, including unguaranteed residual value, of $5.6 million and $13.1 million, respectively, and unearned finance charges of $0.7 million and $1.8 million, respectively.

Sales-type leases are included in both “Contract receivables - net” and “Long-term contract receivables - net” on the accompanying Consolidated Balance Sheets, with lease terms of up to seven years. In 2022 and 2021, contract receivables have future minimum lease payments, including unguaranteed residual value, of $296.7 million and $293.7 million, respectively, and unearned finance charges of $49.8 million and $49.0 million, respectively.

Future minimum lease payments as of December 31, 2022 are as follows:

(Amounts in millions)	Lease Receivables
Year:
2023	$83.1
2024	72.1
2025	57.5
2026	42.8
2027	27.8
2028 and thereafter	19.0
Total lease payments	302.3
Less: unearned finance charges	(50.5)
Net investment in leases	$251.8

See Note 4 for further information on finance and contract receivables.
Note 18: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Consolidated Statements of Earnings consists of the following:

(Amounts in millions)	2022	2021	2020
Interest income	$13.0	$2.1	$1.7
Net foreign exchange loss	(7.5)	(1.2)	(3.9)
Net periodic pension and postretirement benefits - non-service	36.1	15.2	10.6
Foreign currency translation loss from sale of equity interest	—	(1.0)	—
Other	0.9	1.4	0.3
Total other income (expense) – net	$42.5	$16.5	$8.7

110	SNAP-ON INCORPORATED

Note 19: Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in Accumulated OCI by component and net of tax for 2022 and 2021:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance at beginning of 2021	$(74.7)	$10.5	$(301.6)	$(365.8)
Other comprehensive income (loss) before reclassifications	(69.4)	—	66.5	(2.9)
Amounts reclassified from Accumulated OCI	(1.0)	(1.6)	27.4	24.8
Net other comprehensive income (loss)	(70.4)	(1.6)	93.9	21.9
Balance as of 2021 year end	$(145.1)	$8.9	$(207.7)	$(343.9)
Other comprehensive loss before reclassifications	(127.4)	—	(69.0)	(196.4)
Amounts reclassified from Accumulated OCI	—	(1.6)	13.6	12.0
Net other comprehensive loss	(127.4)	(1.6)	(55.4)	(184.4)
Balance as of 2022 year end	$(272.5)	$7.3	$(263.1)	$(528.3)

The reclassifications out of Accumulated OCI in 2022 and 2021 are as follows:

	Amounts Reclassified from Accumulated OCI		Statement of Earnings Presentation
(Amounts in millions)	2022	2021
Foreign currency loss from sale of equity interest:
Foreign currency	$—	$1.0	Other income (expense) - net
Income tax expense	—	—	Income tax expense
Net of tax	—	1.0
Gains on cash flow hedges:
Treasury locks	1.6	1.6	Interest expense
Income tax expense	—	—	Income tax expense
Net of tax	1.6	1.6
Amortization of net unrecognized losses and prior service credits	(18.1)	(36.4)	See footnote below*
Income tax benefit	4.5	9.0	Income tax expense
Net of tax	(13.6)	(27.4)
Total reclassifications for the period, net of tax	$(12.0)	$(24.8)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 12 and Note 13 for further information.

Note 20: Segments
Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government and military, power generation, transportation and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s multi-national mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealerships, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s finance subsidiaries.

2022 ANNUAL REPORT	111

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

Snap-on does not have any single customer or government that represents 10% or more of its revenues in any of the indicated periods.

Financial Data by Segment:

(Amounts in millions)	2022	2021	2020
Net sales:
Commercial & Industrial Group	$1,399.2	$1,406.3	$1,234.6
Snap-on Tools Group	2,072.0	1,938.6	1,643.9
Repair Systems & Information Group	1,666.9	1,503.1	1,238.2
Segment net sales	5,138.1	4,848.0	4,116.7
Intersegment eliminations	(645.3)	(596.0)	(524.2)
Total net sales	4,492.8	4,252.0	3,592.5
Financial Services revenue	349.7	349.7	349.7
Total revenues	$4,842.5	$4,601.7	$3,942.2

Operating earnings:
Commercial & Industrial Group	$197.6	$209.9	$153.7
Snap-on Tools Group	458.7	411.1	267.7
Repair Systems & Information Group	393.3	348.6	298.0
Financial Services	266.0	272.0	248.6
Segment operating earnings	1,315.6	1,241.6	968.0
Corporate	(108.4)	(118.1)	(87.5)
Operating earnings	1,207.2	1,123.5	880.5
Interest expense	(47.1)	(53.1)	(54.0)
Other income (expense) – net	42.5	16.5	8.7
Earnings before income taxes and equity earnings	$1,202.6	$1,086.9	$835.2

(Amounts in millions)	2022	2021
Assets:
Commercial & Industrial Group	$1,245.8	$1,209.3
Snap-on Tools Group	912.9	791.4
Repair Systems & Information Group	1,678.1	1,624.3
Financial Services	2,242.7	2,163.6
Total assets from reportable segments	6,079.5	5,788.6
Corporate	972.9	1,039.7
Elimination of intersegment receivables	(79.6)	(68.6)
Total assets	$6,972.8	$6,759.7

112	SNAP-ON INCORPORATED

Financial Data by Segment (continued):

(Amounts in millions)	2022	2021	2020
Capital expenditures:
Commercial & Industrial Group	$26.0	$24.3	$20.3
Snap-on Tools Group	35.0	27.1	24.2
Repair Systems & Information Group	18.3	15.4	14.7
Financial Services	1.1	0.8	0.8
Total from reportable segments	80.4	67.6	60.0
Corporate	3.8	2.5	5.6
Total capital expenditures	$84.2	$70.1	$65.6

Depreciation and amortization:
Commercial & Industrial Group	$26.1	$28.2	$25.1
Snap-on Tools Group	29.3	31.2	32.7
Repair Systems & Information Group	40.1	40.9	34.6
Financial Services	0.9	0.9	0.7
Total from reportable segments	96.4	101.2	93.1
Corporate	3.8	3.6	3.6
Total depreciation and amortization	$100.2	$104.8	$96.7

Revenues by geographic region:*
United States	$3,465.4	$3,153.0	$2,772.3
Europe	723.3	808.5	677.5
All other	653.8	640.2	492.4
Total revenues	$4,842.5	$4,601.7	$3,942.2

(Amounts in millions)		2022	2021
Long-lived assets:**
United States		$361.9	$342.2
Europe		161.3	171.2
All other		50.9	56.7
Total long-lived assets		$574.1	$570.1

*	Revenues are attributed to countries based on origin of the sale.
**	Long-lived assets consist of Property and equipment - net and Operating lease right-of-use assets.

2022 ANNUAL REPORT	113

Notes to Consolidated Financial Statements (continued)
Products and Services: Snap-on derives net sales from a broad line of products and complementary services that are grouped into three categories: (i) tools; (ii) diagnostics, information and management systems; and (iii) equipment. The tools product category includes hand tools, power tools, tool storage products and other similar products. The diagnostics, information and management systems product category includes handheld and computer-based diagnostic products, service and repair information products, diagnostic software solutions, electronic parts catalogs, business management systems and services, point-of-sale systems, integrated systems for vehicle service shops, OEM purchasing facilitation services, and warranty management systems and analytics to help OEM dealerships manage and track performance. The equipment product category includes solutions for the service of vehicles and industrial equipment. Snap-on supports the sale of its diagnostics and vehicle service shop equipment by offering training programs as well as after-sales support for its customers. Through its financial services businesses, Snap-on also derives revenue from various financing programs designed to facilitate the sales of its products and support its franchise business. Further product line information is not presented as it is not practicable to do so.

The following table shows the consolidated net sales and revenues of these product groups in the last three years:

(Amounts in millions)	2022	2021	2020
Net sales:
Tools	$2,399.4	$2,343.0	$1,984.7
Diagnostics, information and management systems	942.4	892.5	783.8
Equipment	1,151.0	1,016.5	824.0
Total net sales	4,492.8	4,252.0	3,592.5
Financial services revenue	349.7	349.7	349.7
Total revenues	$4,842.5	$4,601.7	$3,942.2

114	SNAP-ON INCORPORATED

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED

By:	/s/ Nicholas T. Pinchuk	Date:	February 9, 2023
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Nicholas T. Pinchuk	Date:	February 9, 2023
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

/s/ Aldo J. Pagliari	Date:	February 9, 2023
Aldo J. Pagliari, Principal Financial Officer, Senior Vice President – Finance and Chief Financial Officer

/s/ Marty V. Ozolins	Date:	February 9, 2023
Marty V. Ozolins, Principal Accounting Officer, Vice President and Controller

2022 ANNUAL REPORT	115

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ David C. Adams	Date:	February 9, 2023
David C. Adams, Director

By:	/s/ Karen L. Daniel	Date:	February 9, 2023
Karen L. Daniel, Director

By:	/s/ Ruth Ann M. Gillis	Date:	February 9, 2023
Ruth Ann M. Gillis, Director

By:	/s/ James P. Holden	Date:	February 9, 2023
James P. Holden, Director

By:	/s/ Nathan J. Jones	Date:	February 9, 2023
Nathan J. Jones, Director

By:	/s/ Henry W. Knueppel	Date:	February 9, 2023
Henry W. Knueppel, Director

By:	/s/ W. Dudley Lehman	Date:	February 9, 2023
W. Dudley Lehman, Director

By:	/s/ Nicholas T. Pinchuk	Date:	February 9, 2023
Nicholas T. Pinchuk, Director

By:	/s/ Gregg M. Sherrill	Date:	February 9, 2023
Gregg M. Sherrill, Director

By:	/s/ Donald J. Stebbins	Date:	February 9, 2023
Donald J. Stebbins, Director

116	SNAP-ON INCORPORATED