Form 10-Q
period 2023-07-01
Snap-on Inc
filed 2023-07-20
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 14, 2023
Common Stock, $1.00 par value	52,916,548 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$1,191.3	$1,136.6	$2,374.3	$2,234.4
Cost of goods sold	(587.6)	(583.1)	(1,181.0)	(1,146.6)
Gross profit	603.7	553.5	1,193.3	1,087.8
Operating expenses	(326.7)	(306.9)	(656.5)	(618.1)
Operating earnings before financial services	277.0	246.6	536.8	469.7

Financial services revenue	93.4	86.4	186.0	174.1
Financial services expenses	(26.5)	(21.1)	(52.8)	(38.4)
Operating earnings from financial services	66.9	65.3	133.2	135.7

Operating earnings	343.9	311.9	670.0	605.4
Interest expense	(12.6)	(11.7)	(25.0)	(23.3)
Other income (expense) – net	16.8	9.3	32.0	17.6
Earnings before income taxes	348.1	309.5	677.0	599.7
Income tax expense	(78.2)	(72.3)	(152.8)	(139.8)
Net earnings	269.9	237.2	524.2	459.9
Net earnings attributable to noncontrolling interests	(5.9)	(5.7)	(11.5)	(11.0)
Net earnings attributable to Snap-on Incorporated	$264.0	$231.5	$512.7	$448.9

Net earnings per share attributable to Snap-on Incorporated:
Basic	$4.98	$4.34	$9.67	$8.41
Diluted	4.89	4.27	9.49	8.27

Weighted-average shares outstanding:
Basic	53.0	53.3	53.0	53.4
Effect of dilutive securities	1.0	0.9	1.0	0.9
Diluted	54.0	54.2	54.0	54.3

Dividends declared per common share	$1.62	$1.42	$3.24	$2.84

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Comprehensive income (loss):
Net earnings	$269.9	$237.2	$524.2	$459.9
Other comprehensive income (loss):
Foreign currency translation	0.2	(110.3)	18.3	(120.0)
Unrealized cash flow hedges, net of tax:
Reclassification of cash flow hedges to net earnings	(0.4)	(0.4)	(0.8)	(0.8)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses	0.1	4.7	0.1	9.2
Income tax benefit	—	(1.1)	—	(2.2)
Net of tax	0.1	3.6	0.1	7.0
Total comprehensive income	269.8	130.1	541.8	346.1

Comprehensive income attributable to noncontrolling interests	(5.9)	(5.7)	(11.5)	(11.0)
Comprehensive income attributable to Snap-on Incorporated	$263.9	$124.4	$530.3	$335.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	July 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$871.3	$757.2
Trade and other accounts receivable – net	786.8	761.7
Finance receivables – net	595.4	562.2
Contract receivables – net	104.8	109.9
Inventories – net	1,046.1	1,033.1
Prepaid expenses and other assets	129.0	144.8
Total current assets	3,533.4	3,368.9

Property and equipment:
Land	33.2	32.6
Buildings and improvements	438.9	434.7
Machinery, equipment and computer software	1,098.8	1,069.3
Property and equipment – gross	1,570.9	1,536.6
Accumulated depreciation and amortization	(1,047.2)	(1,024.0)
Property and equipment – net	523.7	512.6

Operating lease right-of-use assets	68.1	61.5
Deferred income tax assets	75.4	70.0
Long-term finance receivables – net	1,232.0	1,170.8
Long-term contract receivables – net	393.1	383.8
Goodwill	1,048.6	1,045.3
Other intangibles – net	269.5	275.6
Pension assets	73.6	70.6
Other assets	13.0	13.7
Total assets	$7,230.4	$6,972.8
See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	July 1, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$17.8	$17.2
Accounts payable	274.2	287.0
Accrued benefits	54.3	58.6
Accrued compensation	85.1	98.6
Franchisee deposits	73.7	73.8
Other accrued liabilities	457.2	436.4
Total current liabilities	962.3	971.6

Long-term debt	1,184.2	1,183.8
Deferred income tax liabilities	79.4	82.1
Retiree health care benefits	22.4	23.4
Pension liabilities	65.4	78.6
Operating lease liabilities	50.4	44.7
Other long-term liabilities	87.0	85.1
Total liabilities	2,451.1	2,469.3

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,450,896 and 67,444,966 shares, respectively)	67.5	67.4
Additional paid-in capital	521.1	499.9
Retained earnings	6,635.6	6,296.2
Accumulated other comprehensive loss	(510.7)	(528.3)
Treasury stock at cost (14,552,727 and 14,442,386 shares, respectively)	(1,956.4)	(1,853.9)
Total shareholders’ equity attributable to Snap-on Incorporated	4,757.1	4,481.3
Noncontrolling interests	22.2	22.2
Total equity	4,779.3	4,503.5
Total liabilities and equity	$7,230.4	$6,972.8

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)

The following summarizes the changes in total equity for the three month period ended July 1, 2023:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at April 1, 2023	$67.5	$500.2	$6,458.1	$(510.6)	$(1,905.0)	$22.2	$4,632.4
Net earnings for the three months ended July 1, 2023	—	—	264.0	—	—	5.9	269.9
Other comprehensive loss	—	—	—	(0.1)	—	—	(0.1)
Cash dividends – $1.62 per share	—	—	(85.9)	—	—	—	(85.9)
Stock compensation plans	—	20.9	—	—	43.4	—	64.3
Share repurchases – 359,000 shares	—	—	—	—	(94.8)	—	(94.8)
Other	—	—	(0.6)	—	—	(5.9)	(6.5)
Balance at July 1, 2023	$67.5	$521.1	$6,635.6	$(510.7)	$(1,956.4)	$22.2	$4,779.3

The following summarizes the changes in total equity for the six month period ended July 1, 2023:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$67.4	$499.9	$6,296.2	$(528.3)	$(1,853.9)	$22.2	$4,503.5
Net Earnings for the six months ended July 1, 2023	—	—	512.7	—	—	11.5	524.2
Other comprehensive income	—	—	—	17.6	—	—	17.6
Cash dividends – $3.24 per share	—	—	(172.0)	—	—	—	(172.0)
Stock compensation plans	—	21.2	—	—	79.5	—	100.7
Share repurchases – 715,000 shares	—	—	—	—	(182.0)	—	(182.0)
Other	0.1	—	(1.3)	—	—	(11.5)	(12.7)
Balance at July 1, 2023	$67.5	$521.1	$6,635.6	$(510.7)	$(1,956.4)	$22.2	$4,779.3

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

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	July 1, 2023	July 2, 2022
Operating activities:
Net earnings	$524.2	$459.9
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	35.8	36.7
Amortization of other intangibles	13.9	14.4
Provision for losses on finance receivables	27.9	15.4
Provision for losses on non-finance receivables	8.8	6.7
Stock-based compensation expense	20.4	17.5
Deferred income tax benefit	(9.2)	(7.1)
Gain on sales of assets	(0.3)	(2.9)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	(30.7)	(73.7)
Contract receivables	(2.9)	10.4
Inventories	(13.4)	(123.4)
Prepaid expenses and other assets	14.2	(23.4)
Accounts payable	(8.3)	42.1
Accruals and other liabilities	(8.5)	(37.9)
Net cash provided by operating activities	571.9	334.7
Investing activities:
Additions to finance receivables	(536.3)	(469.6)
Collections of finance receivables	418.1	426.2
Capital expenditures	(48.8)	(41.5)
Acquisitions of businesses, net of cash acquired	—	0.5
Disposals of property and equipment	1.0	4.2
Other	(1.5)	(0.2)
Net cash used by investing activities	(167.5)	(80.4)
Financing activities:
Net increase in other short-term borrowings	0.3	2.8
Cash dividends paid	(172.0)	(151.4)
Purchases of treasury stock	(182.0)	(82.6)
Proceeds from stock purchase and option plans	84.6	29.2
Other	(19.5)	(16.5)
Net cash used by financing activities	(288.6)	(218.5)

Effect of exchange rate changes on cash and cash equivalents	(1.7)	(2.9)
Increase in cash and cash equivalents	114.1	32.9
Cash and cash equivalents at beginning of year	757.2	780.0
Cash and cash equivalents at end of period	$871.3	$812.9
Supplemental cash flow disclosures:
Cash paid for interest	$(22.3)	$(22.4)
Net cash paid for income taxes	(147.7)	(129.2)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Accounting Policies
Principles of consolidation and presentation
The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly owned and majority-owned subsidiaries (collectively, “Snap-on” or the “company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 year end”). The company’s 2023 fiscal second quarter ended on July 1, 2023, and its 2022 fiscal second quarter ended on July 2, 2022. The company’s 2023 and 2022 fiscal second quarters each contained 13 weeks of operating results. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and six month periods ended July 1, 2023, and July 2, 2022, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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
Financial Instruments
The fair value of the company’s derivative financial instruments is generally determined using quoted prices in active markets for similar assets and liabilities. The carrying value of the company’s non-derivative financial instruments either approximates fair value, due to their short-term nature, or the amount disclosed for fair value is based upon a discounted cash flow analysis or quoted market values. See Note 9 for additional information on financial instruments.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Revenue Disaggregation: The following table shows the consolidated revenues by revenue source:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Revenue from contracts with customers	$1,184.6	$1,130.5	$2,361.1	$2,222.4
Other revenues	6.7	6.1	13.2	12.0
Total net sales	1,191.3	1,136.6	2,374.3	2,234.4
Financial services revenue	93.4	86.4	186.0	174.1
Total revenues	$1,284.7	$1,223.0	$2,560.3	$2,408.5

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
The following tables represent external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the Three Months Ended July 1, 2023
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$144.3	$459.3	$285.9	$—	$—	$889.5
Europe	75.5	39.0	63.6	—	—	178.1
All other	70.0	24.8	28.9	—	—	123.7
External net sales	289.8	523.1	378.4	—	—	1,191.3
Intersegment net sales	74.4	—	73.6	—	(148.0)	—
Total net sales	364.2	523.1	452.0	—	(148.0)	1,191.3
Financial services revenue	—	—	—	93.4	—	93.4
Total revenue	$364.2	$523.1	$452.0	$93.4	$(148.0)	$1,284.7

	For the Six Months Ended July 1, 2023
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$281.9	$933.2	$567.7	$—	$—	$1,782.8
Europe	150.5	74.7	126.8	—	—	352.0
All other	136.0	52.2	51.3	—	—	239.5
External net sales	568.4	1,060.1	745.8	—	—	2,374.3
Intersegment net sales	159.6	—	152.8	—	(312.4)	—
Total net sales	728.0	1,060.1	898.6	—	(312.4)	2,374.3
Financial services revenue	—	—	—	186.0	—	186.0
Total revenue	$728.0	$1,060.1	$898.6	$186.0	$(312.4)	$2,560.3

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

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables represent external net sales disaggregated by customer type:

	For the Three Months Ended July 1, 2023
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$21.7	$523.1	$378.4	$—	$—	$923.2
All other professionals	268.1	—	—	—	—	268.1
External net sales	289.8	523.1	378.4	—	—	1,191.3
Intersegment net sales	74.4	—	73.6	—	(148.0)	—
Total net sales	364.2	523.1	452.0	—	(148.0)	1,191.3
Financial services revenue	—	—	—	93.4	—	93.4
Total revenue	$364.2	$523.1	$452.0	$93.4	$(148.0)	$1,284.7

	For the Six Months Ended July 1, 2023
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$42.8	$1,060.1	$745.8	$—	$—	$1,848.7
All other professionals	525.6	—	—	—	—	525.6
External net sales	568.4	1,060.1	745.8	—	—	2,374.3
Intersegment net sales	159.6	—	152.8	—	(312.4)	—
Total net sales	728.0	1,060.1	898.6	—	(312.4)	2,374.3
Financial services revenue	—	—	—	186.0	—	186.0
Total revenue	$728.0	$1,060.1	$898.6	$186.0	$(312.4)	$2,560.3

	For the Three Months Ended July 2, 2022
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$25.2	$520.6	$339.9	$—	$—	$885.7
All other professionals	250.9	—	—	—	—	250.9
External net sales	276.1	520.6	339.9	—	—	1,136.6
Intersegment net sales	83.0	—	76.9	—	(159.9)	—
Total net sales	359.1	520.6	416.8	—	(159.9)	1,136.6
Financial services revenue	—	—	—	86.4	—	86.4
Total revenue	$359.1	$520.6	$416.8	$86.4	$(159.9)	$1,223.0

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

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations. The remaining duration of these unsatisfied performance obligations range from one month up to 60 months. Snap-on had approximately $183.0 million of long-term contracts that have fixed consideration that extends beyond one year as of July 1, 2023. Snap-on expects to recognize approximately 65% of these contracts as revenue by the end of fiscal 2024, an additional 30% by the end of fiscal 2026, and the balance thereafter.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Contract liabilities: Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance.  The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities was $67.0 million and $63.3 million at July 1, 2023, and December 31, 2022, respectively. The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion of such liabilities is included in “Other long-term liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended July 1, 2023, Snap-on recognized $10.6 million and $45.3 million of revenue that was included in the $63.3 million contract liability balance at December 31, 2022, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.

Note 3: Receivables
Trade and other accounts receivable: Snap-on’s trade and other accounts receivable primarily arise from the sale of tools, diagnostics, and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel with payment terms generally ranging from 30 to 120 days.

The components of Snap-on’s trade and other accounts receivable as of July 1, 2023, and December 31, 2022, are as follows:

(Amounts in millions)	July 1, 2023	December 31, 2022
Trade and other accounts receivable	$819.1	$792.8
Allowances for credit losses	(32.3)	(31.1)
Total trade and other accounts receivable – net	$786.8	$761.7

The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for the three and six months ended July 1, 2023, and July 2, 2022:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Allowances for credit losses:
Beginning of period	$31.2	$28.4	$31.1	$27.3
Provision for credit losses	3.5	2.9	8.2	6.6
Charge-offs	(2.5)	(2.2)	(7.3)	(5.2)
Recoveries	—	—	—	0.1
Currency translation	0.1	(1.0)	0.3	(0.7)
End of period	$32.3	$28.1	$32.3	$28.1

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s current finance and contract receivables as of July 1, 2023, and December 31, 2022, are as follows:

(Amounts in millions)	July 1, 2023	December 31, 2022
Finance installment receivables	$611.3	$578.6
Finance lease receivables, net of unearned finance charges of $1.2 million and $0.5 million, respectively	5.1	3.2
Total finance receivables	616.4	581.8

Contract installment receivables	44.6	51.3
Contract lease receivables, net of unearned finance charges of $19.8 million and $19.1 million, respectively	61.9	60.3
Total contract receivables	106.5	111.6
Total	722.9	693.4

Allowances for credit losses:
Finance installment receivables	(20.9)	(19.5)
Finance lease receivables	(0.1)	(0.1)
Total finance allowance for credit losses	(21.0)	(19.6)

Contract installment receivables	(0.8)	(0.8)
Contract lease receivables	(0.9)	(0.9)
Total contract allowance for credit losses	(1.7)	(1.7)
Total allowance for credit losses	(22.7)	(21.3)
Total current finance and contract receivables – net	$700.2	$672.1

Finance receivables – net	$595.4	$562.2
Contract receivables – net	104.8	109.9
Total current finance and contract receivables – net	$700.2	$672.1

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of July 1, 2023, and December 31, 2022, are as follows:

(Amounts in millions)	July 1, 2023	December 31, 2022
Finance installment receivables	$1,272.0	$1,210.4
Finance lease receivables, net of unearned finance charges of $0.8 million and $0.2 million, respectively	4.1	1.7
Total finance receivables	1,276.1	1,212.1

Contract installment receivables	206.7	202.1
Contract lease receivables, net of unearned finance charges of $32.3 million and $30.7 million, respectively	191.2	186.6
Total contract receivables	397.9	388.7
Total	1,674.0	1,600.8

Allowances for credit losses:
Finance installment receivables	(44.0)	(41.3)
Finance lease receivables	(0.1)	—
Total finance allowance for credit losses	(44.1)	(41.3)

Contract installment receivables	(3.1)	(3.1)
Contract lease receivables	(1.7)	(1.8)
Total contract allowance for credit losses	(4.8)	(4.9)
Total allowance for credit losses	(48.9)	(46.2)
Total long-term finance and contract receivables – net	$1,625.1	$1,554.6

Finance receivables – net	$1,232.0	$1,170.8
Contract receivables – net	393.1	383.8
Total long-term finance and contract receivables – net	$1,625.1	$1,554.6
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

The amortized cost basis of finance and contract receivables by origination year as of July 1, 2023, and charge-offs for the six months ended July 1, 2023, are as follows:

(Amounts in millions)	2023	2022	2021	2020	2019	Prior	Total
Finance receivables:
Delinquent	$3.5	$18.7	$9.9	$5.9	$2.5	$1.4	$41.9
Non-delinquent	872.9	627.0	215.3	97.7	30.0	7.7	1,850.6
Total Finance receivables	$876.4	$645.7	$225.2	$103.6	$32.5	$9.1	$1,892.5

Finance receivables charge-offs	$0.2	$12.3	$8.2	$4.5	$1.9	$1.3	$28.4

Contract receivables:
Delinquent	$0.2	$0.8	$1.1	$0.5	$0.4	$0.2	$3.2
Non-delinquent	92.1	145.7	101.3	70.4	46.2	45.5	501.2
Total Contract receivables	$92.3	$146.5	$102.4	$70.9	$46.6	$45.7	$504.4

Contract receivables charge-offs	$—	$0.1	$0.3	$0.3	$0.1	$0.1	$0.9

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For contract receivables, the company primarily uses a Weighted-Average Remaining Maturity (“WARM”) methodology. The WARM methodology calculates the average annual write-off rate and applies it to the remaining term of the receivables. The WARM methodology is used since contract receivables have limited loss experience over generally longer terms and, therefore, the predictive loss patterns are more difficult to estimate.
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

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and six months ended July 1, 2023, and July 2, 2022:

	Three Months Ended July 1, 2023		Six Months Ended July 1, 2023
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$62.7	$6.5	$60.9	$6.6
Provision for credit losses	13.7	0.3	27.9	0.6
Charge-offs	(13.9)	(0.4)	(28.4)	(0.9)
Recoveries	2.5	0.1	4.6	0.2
Currency translation	0.1	—	0.1	—
End of period	$65.1	$6.5	$65.1	$6.5

	Three Months Ended July 2, 2022		Six Months Ended July 2, 2022
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$62.5	$7.7	$67.3	$8.4
Provision for credit losses	9.1	—	15.4	0.1
Charge-offs	(12.8)	(0.6)	(26.2)	(1.4)
Recoveries	2.7	0.1	5.0	0.1
Currency translation	(0.2)	—	(0.2)	—
End of period	$61.3	$7.2	$61.3	$7.2

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

It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables. The amount and number of finance and contract receivable modifications as of July 1, 2023, and December 31, 2022, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aging of finance and contract receivables as of July 1, 2023, and December 31, 2022, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
July 1, 2023:
Finance receivables	$15.2	$10.1	$16.6	$41.9	$1,850.6	$1,892.5	$13.8
Contract receivables	0.9	0.7	1.6	3.2	501.2	504.4	0.1

December 31, 2022:
Finance receivables	$17.2	$11.2	$19.5	$47.9	$1,746.0	$1,793.9	$16.5
Contract receivables	1.2	0.3	2.2	3.7	496.6	500.3	0.3

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
The amount of finance and contract receivables on nonaccrual status as of July 1, 2023, and December 31, 2022, is as follows:

(Amounts in millions)	July 1, 2023	December 31, 2022
Finance receivables	$10.1	$8.7
Contract receivables	2.3	3.3

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	July 1, 2023	December 31, 2022
Finished goods	$892.2	$882.2
Work in progress	77.0	77.2
Raw materials	187.0	182.3
Total FIFO value	1,156.2	1,141.7
Excess of current cost over LIFO cost	(110.1)	(108.6)
Total inventories – net	$1,046.1	$1,033.1

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 60% and 61% of total inventories as of July 1, 2023, and December 31, 2022, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of July 1, 2023, approximately 37% of the company’s U.S. inventory was accounted for using the FIFO method and 63% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and six months ended July 1, 2023, or July 2, 2022.

Note 5: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the six months ended July 1, 2023, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 31, 2022	$302.9	$12.4	$730.0	$1,045.3
Currency translation	2.5	—	0.8	3.3
Balance as of July 1, 2023	$305.4	$12.4	$730.8	$1,048.6

Additional disclosures related to other intangible assets are as follows:

	July 1, 2023			December 31, 2022
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets:
Customer relationships	$212.8	$(157.2)	$55.6	$212.1	$(150.8)	$61.3
Developed technology	36.1	(28.1)	8.0	35.8	(26.0)	9.8
Internally developed software	185.8	(143.1)	42.7	179.6	(137.2)	42.4
Patents	50.3	(26.0)	24.3	48.4	(25.6)	22.8
Trademarks	3.9	(2.4)	1.5	3.9	(2.4)	1.5
Other	7.5	(4.0)	3.5	7.7	(4.0)	3.7
Total	496.4	(360.8)	135.6	487.5	(346.0)	141.5
Non-amortized trademarks	133.9	—	133.9	134.1	—	134.1
Total other intangible assets	$630.3	$(360.8)	$269.5	$621.6	$(346.0)	$275.6

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2023, the results of which did not result in any impairment. Provisions for the impairment of goodwill and/or other intangible assets could arise in a future period due to significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, changes in key personnel or litigation, a sustained decrease in share price and/or other events. As of July 1, 2023, the company had no accumulated impairment losses.
The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	14
Developed technology	5
Internally developed software	6
Patents	15
Trademarks	9
Other	39
The weighted-average amortization period for all amortizable intangibles on a combined basis is 12 years. Intangible asset renewal costs are expensed as incurred.
The aggregate amortization expense was $7.0 million and $13.9 million for the respective three and six month periods ended July 1, 2023, and $7.2 million and $14.4 million for the respective three and six month periods ended July 2, 2022. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $27.1 million in 2023, $21.6 million in 2024, $15.5 million in 2025, $11.7 million in 2026, $10.3 million in 2027, and $9.0 million in 2028.

Note 6: Exit and Disposal Activities
Snap-on did not record any costs for exit and disposal activities for each of the three and six month periods ended July 1, 2023, and July 2, 2022.

Snap-on’s exit and disposal accrual activity for the first six months of 2023 is as follows:

	Balance at	First Quarter		Balance at	Second Quarter		Balance at
(Amounts in millions)	December 31, 2022	Provision	Usage	April 1, 2023	Provision	Usage	July 1, 2023
Severance costs:
Commercial & Industrial Group	$1.6	$—	$(0.1)	$1.5	$—	$(0.1)	$1.4
Snap-on Tools Group	0.1	—	—	0.1	—	(0.1)	—
Repair System & Information Group	1.1	—	(0.2)	0.9	—	(0.1)	0.8
Total	$2.8	$—	$(0.3)	$2.5	$—	$(0.3)	$2.2
As of July 1, 2023, the company expects that approximately $1.1 million of the $2.2 million exit and disposal accrual will be utilized in 2023, and the remainder thereafter, primarily for longer-term severance payments.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 23.0% and 23.7% in the respective first six month periods of 2023 and 2022.
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

Note 8: Short-term and Long-term Debt
Short-term and long-term debt as of July 1, 2023, and December 31, 2022, consisted of the following:

(Amounts in millions)	July 1, 2023	December 31, 2022
3.25% unsecured notes due 2027	$300.0	$300.0
4.10% unsecured notes due 2048	400.0	400.0
3.10% unsecured notes due 2050	500.0	500.0
Other*	2.0	1.0
	1,202.0	1,201.0

Less: notes payable	(17.8)	(17.2)
Total long-term debt	$1,184.2	$1,183.8

*	Includes unamortized debt issuance costs.
Notes payable of $17.8 million as of July 1, 2023, compared to $17.2 million as of 2022 year end.

Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were borrowed or outstanding under the Credit Facility for the six months ended and as of July 1, 2023. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of July 1, 2023, the company’s actual ratios of 0.07 and 0.27, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. As of July 1, 2023, there were no commercial paper issuances outstanding.

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
Interest rate swaps: Snap-on may enter into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The change in the fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets. There were no outstanding interest rate swaps as of both July 1, 2023, and December 31, 2022.
Treasury locks: Snap-on may use treasury locks to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI for derivative instruments that are designated and qualify as cash flow hedges. Upon the issuance of debt, the related amount in Accumulated OCI is released over the term of the debt and recognized as an adjustment to interest expense on the Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of both July 1, 2023, and December 31, 2022.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Stock-based deferred compensation risk management: Snap-on manages market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap‑on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of July 1, 2023, Snap-on had equity forwards in place intended to manage market risk with respect to 68,800 shares of Snap-on common stock associated with its deferred compensation plans.
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
Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	July 1, 2023		December 31, 2022
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,827.4	$2,071.3	$1,733.0	$1,983.9
Contract receivables – net	497.9	524.1	493.7	520.4
Long-term debt and notes payable	1,202.0	1,009.5	1,201.0	982.1
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Pension Plans
Snap-on’s net periodic pension benefit included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Service cost	$4.5	$6.3	$9.4	$13.4
Interest cost	16.4	11.2	32.7	22.3
Expected return on plan assets	(26.1)	(25.4)	(52.3)	(49.9)
Amortization of unrecognized loss	0.4	4.7	0.7	9.2
Net periodic pension benefit	$(4.8)	$(3.2)	$(9.5)	$(5.0)
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
Note 11: Postretirement Health Care Plans
Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest cost	$0.6	$0.3	$1.1	$0.6
Expected return on plan assets	(0.2)	(0.1)	(0.4)	(0.3)
Amortization of unrecognized gain	(0.3)	—	(0.6)	—
Net periodic postretirement health care cost	$0.1	$0.2	$0.1	$0.3

The components of net periodic postretirement health care cost are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 16 for additional information on other income (expense) – net.
Note 12: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance share units (“PSUs”), stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). As of July 1, 2023, the 2011 Plan had 2,629,450 shares available for future grants. The company uses treasury stock to deliver shares under the 2011 Plan.
Net stock-based compensation expense was $10.2 million and $20.4 million for the respective three and six month periods ended July 1, 2023, and $8.5 million and $17.5 million for the respective three and six month periods ended July 2, 2022. Cash received from stock purchase plan and stock option exercises during the respective three and six month periods ended July 1, 2023, totaled $51.8 million and $84.6 million. Cash received from stock purchase plan and stock option exercises during the respective three and six month periods ended July 2, 2022 totaled $23.4 million and $29.2 million. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $5.4 million and $10.5 million for the respective three and six month periods ended July 1, 2023, and $1.8 million and $3.9 million for the respective three and six month periods ended July 2, 2022.

Stock options: Stock options are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant and have a contractual term of 10 years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise and forfeiture behaviors for different participating groups to estimate the period of time that stock options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the date of grant. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three and six month periods ended July 1, 2023, and July 2, 2022, using the Black-Scholes valuation model:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Expected term of option (in years)	3.80	3.74	4.89	5.14
Expected volatility factor	24.52%	23.12%	23.99%	22.61%
Expected dividend yield	2.48%	2.73%	2.60%	2.68%
Risk-free interest rate	3.63%	2.73%	3.99%	2.00%

A summary of stock option activity as of and for the six months ended July 1, 2023, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	2,349	$163.07
Granted	241	249.28
Exercised	(450)	152.60
Forfeited or expired	(18)	215.97
Outstanding at July 1, 2023	2,122	174.65	5.6	$240.9
Exercisable at July 1, 2023	1,609	158.64	4.5	208.4

*	Weighted-average
The weighted-average grant date fair value of stock options granted during the six months ended July 1, 2023, and July 2, 2022, was $51.09 and $34.35, respectively. The intrinsic value of stock options exercised was $24.5 million and $47.1 million during the respective three and six month periods ended July 1, 2023, and $7.4 million and $10.2 million during the respective three and six month periods ended July 2, 2022. The fair value of stock options vested was $9.1 million and $10.5 million during the respective six month periods ended July 1, 2023, and July 2, 2022.

As of July 1, 2023, there was $17.2 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The fair value of PSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of PSUs granted during the six months ended July 1, 2023, and July 2, 2022, was $249.26 and $204.87, respectively. PSUs related to 60,402 shares and 46,217 shares were paid out during the six months ended July 1, 2023, and July 2, 2022, respectively. Earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
Changes to the company’s non-vested PSUs during the six months ended July 1, 2023, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested PSUs at December 31, 2022	199	$196.51
Granted	58	249.26
Performance assumption change **	14	211.67
Vested	—	—
Cancellations and other	(4)	215.56
Non-vested PSUs at July 1, 2023	267	208.54

*	Weighted-average
**	Reflects the number of PSUs above target levels based on performance metrics.
As of July 1, 2023, there was $23.9 million of unrecognized compensation cost related to non-vested PSUs that are expected to be recognized as a charge to earnings over a weighted-average period of 1.2 years.

Restricted stock units: RSUs are earned and expensed using the fair value of the award over the contractual term of three years. Vesting of the RSUs is dependent upon continued employment over the three-year cliff vesting period.
The fair value of RSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of RSUs granted during the six months ended July 1, 2023, and July 2, 2022, was $249.26 and $211.67, respectively.
Changes to the company’s non-vested RSUs during the six months ended July 1, 2023, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested RSUs at December 31, 2022	58	$200.16
Granted	26	249.26
Vested	—	—
Cancellations and other	(2)	215.96
Non-vested RSUs at July 1, 2023	82	215.39

*	Weighted-average

As of July 1, 2023, there was $9.6 million of unrecognized compensation cost related to non-vested RSUs that are expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.
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
The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the six months ended July 1, 2023, and July 2, 2022, using the Black-Scholes valuation model:

	Six Months Ended
	July 1, 2023	July 2, 2022
Expected term of stock-settled SARs (in years)	4.08	4.02
Expected volatility factor	24.68%	23.09%
Expected dividend yield	2.60%	2.68%
Risk-free interest rate	3.87%	1.96%
A summary of stock-settled SARs as of and for the six months ended July 1, 2023, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	385	$170.11
Granted	62	249.26
Exercised	(46)	151.92
Forfeited or expired	(71)	161.41
Outstanding at July 1, 2023	330	189.32	6.9	$32.6
Exercisable at July 1, 2023	199	165.46	5.6	24.4

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the six months ended July 1, 2023, and July 2, 2022, was $48.85 and $32.63, respectively. The intrinsic value of stock-settled SARs exercised was $2.6 million and $4.8 million during the respective three and six month periods ended July 1, 2023, and $0.5 million and $0.7 million during the respective three and six month periods ended July 2, 2022. The fair value of stock-settled SARs vested was $1.9 million and $2.0 million during the respective six month periods ended July 1, 2023, and July 2, 2022.
As of July 1, 2023, there was $4.2 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the six months ended July 1, 2023, and July 2, 2022, using the Black-Scholes valuation model:

	Six Months Ended
	July 1, 2023	July 2, 2022
Expected term of cash-settled SARs (in years)	3.80	3.58
Expected volatility factor	24.06%	23.68%
Expected dividend yield	2.25%	2.87%
Risk-free interest rate	4.49%	2.85%
The intrinsic value of cash-settled SARs exercised was zero and $0.4 million for the respective three and six month periods ended July 1, 2023, and $0.2 million and $0.6 million for the respective three and six month periods ended July 2, 2022. The fair value of cash-settled SARs vested was $0.1 million for both the six month periods ended July 1, 2023, and July 2, 2022.
Changes to the company’s non-vested cash-settled SARs during the six months ended July 1, 2023, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at December 31, 2022	2	$53.24
Granted	1	76.12
Vested	(1)	110.38
Non-vested cash-settled SARs at July 1, 2023	2	86.09

*	Weighted-average

As of July 1, 2023, there was $0.2 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.
Restricted stock awards – non-employee directors: The company awarded 5,760 shares and 6,525 shares of restricted stock to non-employee directors for the respective six month periods ended July 1, 2023, and July 2, 2022. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

Employee stock purchase plan: Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records compensation expense when Snap-on’s period-end stock price is greater than the plan purchase price. There were 27,225 shares and 18,464 shares issued under this plan for the respective six month periods ended July 1, 2023, and July 2, 2022. As of July 1, 2023, 551,598 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $0.5 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was $0.5 million and $1.0 million for the three and six month periods ended July 1, 2023, and zero for both the three and six month periods ended July 2, 2022, respectively.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Franchisee stock purchase plan: All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records mark-to-market expense when Snap-on’s period-end stock price is greater than the plan purchase price. There were 46,510 shares and 44,937 shares issued under this plan for the respective six month periods ended July 1, 2023, and July 2, 2022. As of July 1, 2023, 178,715 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $1.0 million. Participants are able to withdraw from the plan at any time prior to the ending date and generally receive back all contributions made during the plan year. The company recognized market-to-market expense of $0.7 million and $1.6 million for the three and six month periods ended July 1, 2023, and zero for both the three and six month periods ended July 2, 2022, respectively.

Note 13: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Weighted-average common shares outstanding	52,956,701	53,312,259	52,987,935	53,354,487
Effect of dilutive securities	1,049,178	926,548	1,046,880	920,924
Weighted-average common shares outstanding, assuming dilution	54,005,879	54,238,807	54,034,815	54,275,411

The dilutive effect of the potential exercise of outstanding stock options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of July 1, 2023, there were 500 awards outstanding that were anti-dilutive; as of July 2, 2022, there were no awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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
Snap-on’s product warranty accrual activity for the three and six months ended July 1, 2023, and July 2, 2022, is as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Warranty reserve:
Beginning of period	$14.8	$16.5	$14.3	$17.3
Additions	4.1	3.2	7.9	5.4
Usage	(4.0)	(3.7)	(7.3)	(6.7)
End of period	$14.9	$16.0	$14.9	$16.0

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15: Leases

Lessee accounting: Supplemental balance sheet information related to leases as of July 1, 2023, and December 31, 2022, is as follows:

(Amounts in millions)	July 1, 2023	December 31, 2022
Finance leases:
Property and equipment - gross	$18.3	$19.4
Accumulated depreciation and amortization	(15.8)	(16.4)
Property and equipment - net	$2.5	$3.0

Other accrued liabilities	$1.7	$2.0
Other long-term liabilities	1.4	1.9
Total finance lease liabilities	$3.1	$3.9

Operating leases:
Operating lease right-of-use assets	$68.1	$61.5

Other accrued liabilities	$20.8	$19.4
Operating lease liabilities	50.4	44.7
Total operating lease liabilities	$71.2	$64.1

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
See Note 3 for additional information on finance and contract receivables.
Note 16: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest income	$9.9	$1.6	$17.9	$2.1
Net foreign exchange loss	(2.4)	(1.6)	(4.9)	(2.6)
Net periodic pension and postretirement benefits – non-service	9.2	9.3	18.8	18.1
Other	0.1	—	0.2	—
Total other income (expense) – net	$16.8	$9.3	$32.0	$17.6

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 17: Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended July 1, 2023:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of April 1, 2023	$(254.4)	$6.9	$(263.1)	$(510.6)
Other comprehensive income before reclassifications	0.2	—	—	0.2
Amounts reclassified from Accumulated OCI	—	(0.4)	0.1	(0.3)
Net other comprehensive income (loss)	0.2	(0.4)	0.1	(0.1)
Balance as of July 1, 2023	$(254.2)	$6.5	$(263.0)	$(510.7)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the six months ended July 1, 2023:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 31, 2022	$(272.5)	$7.3	$(263.1)	$(528.3)
Other comprehensive income before reclassifications	18.3	—	—	18.3
Amounts reclassified from Accumulated OCI	—	(0.8)	0.1	(0.7)
Net other comprehensive income (loss)	18.3	(0.8)	0.1	17.6
Balance as of July 1, 2023	$(254.2)	$6.5	$(263.0)	$(510.7)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended July 2, 2022:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of April 2, 2022	$(154.8)	$8.5	$(204.3)	$(350.6)
Other comprehensive loss before reclassifications	(110.3)	—	—	(110.3)
Amounts reclassified from Accumulated OCI	—	(0.4)	3.6	3.2
Net other comprehensive income (loss)	(110.3)	(0.4)	3.6	(107.1)
Balance as of July 2, 2022	$(265.1)	$8.1	$(200.7)	$(457.7)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the six months ended July 2, 2022:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of January 1, 2022	$(145.1)	$8.9	$(207.7)	$(343.9)
Other comprehensive loss before reclassifications	(120.0)	—	—	(120.0)
Amounts reclassified from Accumulated OCI	—	(0.8)	7.0	6.2
Net other comprehensive income (loss)	(120.0)	(0.8)	7.0	(113.8)
Balance as of July 2, 2022	$(265.1)	$8.1	$(200.7)	$(457.7)

The reclassifications out of Accumulated OCI for the three and six month periods ended July 1, 2023, and July 2, 2022, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Six Months Ended
(Amounts in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	Statement of Earnings Presentation
Gains on cash flow hedges:
Treasury locks	$0.4	$0.4	$0.8	$0.8	Interest expense
Income tax expense	—	—	—	—	Income tax expense
Net of tax	0.4	0.4	0.8	0.8

Amortization of net unrecognized losses	$(0.1)	$(4.7)	$(0.1)	$(9.2)	See footnote below*
Income tax benefit	—	1.1	—	2.2	Income tax expense
Net of tax	(0.1)	(3.6)	(0.1)	(7.0)
Total reclassifications for the period, net of tax	$0.3	$(3.2)	$0.7	$(6.2)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 10 and Note 11 for additional information.

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
Financial Data by Segment:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales:
Commercial & Industrial Group	$364.2	$359.1	$728.0	$699.2
Snap-on Tools Group	523.1	520.6	1,060.1	1,032.7
Repair Systems & Information Group	452.0	416.8	898.6	815.0
Segment net sales	1,339.3	1,296.5	2,686.7	2,546.9
Intersegment eliminations	(148.0)	(159.9)	(312.4)	(312.5)
Total net sales	1,191.3	1,136.6	2,374.3	2,234.4
Financial Services revenue	93.4	86.4	186.0	174.1
Total revenues	$1,284.7	$1,223.0	$2,560.3	$2,408.5
Operating earnings:
Commercial & Industrial Group	$58.1	$51.7	$113.9	$97.4
Snap-on Tools Group	137.7	124.4	269.4	240.4
Repair Systems & Information Group	110.4	95.7	215.0	187.3
Financial Services	66.9	65.3	133.2	135.7
Segment operating earnings	373.1	337.1	731.5	660.8
Corporate	(29.2)	(25.2)	(61.5)	(55.4)
Operating earnings	343.9	311.9	670.0	605.4
Interest expense	(12.6)	(11.7)	(25.0)	(23.3)
Other income (expense) – net	16.8	9.3	32.0	17.6
Earnings before income taxes	$348.1	$309.5	$677.0	$599.7

(Amounts in millions)	July 1, 2023	December 31, 2022
Assets:
Commercial & Industrial Group	$1,281.6	$1,245.8
Snap-on Tools Group	917.4	912.9
Repair Systems & Information Group	1,687.5	1,678.1
Financial Services	2,345.7	2,242.7
Total assets from reportable segments	6,232.2	6,079.5
Corporate	1,087.2	972.9
Elimination of intersegment receivables	(89.0)	(79.6)
Total assets	$7,230.4	$6,972.8

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
•The impact of outbreaks of infectious diseases, such as COVID-19 and its variants, as well as the effects of governmental actions related thereto on Snap-on’s business, which could have the potential to amplify the impact of the other risks facing the company; and
•Other world or local events outside Snap-on’s control, including terrorist disruptions, armed conflicts and civil unrest.

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
RESULTS OF OPERATIONS
Results of operations for the three months ended July 1, 2023, and July 2, 2022, are as follows:

	Three Months Ended
(Amounts in millions)	July 1, 2023		July 2, 2022		Change
Net sales	$1,191.3	100.0%	$1,136.6	100.0%	$54.7	4.8%
Cost of goods sold	(587.6)	(49.3)%	(583.1)	(51.3)%	(4.5)	(0.8)%
Gross profit	603.7	50.7%	553.5	48.7%	50.2	9.1%
Operating expenses	(326.7)	(27.4)%	(306.9)	(27.0)%	(19.8)	(6.5)%
Operating earnings before financial services	277.0	23.3%	246.6	21.7%	30.4	12.3%

Financial services revenue	93.4	100.0%	86.4	100.0%	7.0	8.1%
Financial services expenses	(26.5)	(28.4)%	(21.1)	(24.4)%	(5.4)	(25.6)%
Operating earnings from financial services	66.9	71.6%	65.3	75.6%	1.6	2.5%

Operating earnings	343.9	26.8%	311.9	25.5%	32.0	10.3%
Interest expense	(12.6)	(1.0)%	(11.7)	(1.0)%	(0.9)	(7.7)%
Other income (expense) – net	16.8	1.3%	9.3	0.8%	7.5	80.6%
Earnings before income taxes	348.1	27.1%	309.5	25.3%	38.6	12.5%
Income tax expense	(78.2)	(6.1)%	(72.3)	(5.9)%	(5.9)	(8.2)%
Net earnings	269.9	21.0%	237.2	19.4%	32.7	13.8%
Net earnings attributable to noncontrolling interests	(5.9)	(0.5)%	(5.7)	(0.5)%	(0.2)	(3.5)%
Net earnings attributable to Snap-on Inc.	$264.0	20.5%	$231.5	18.9%	$32.5	14.0%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $1,191.3 million in the second quarter of 2023 represented an increase of $54.7 million, or 4.8%, from 2022 levels, reflecting a $63.0 million, or 5.6%, organic gain, partially offset by $8.3 million of unfavorable foreign currency translation.

Gross profit of $603.7 million in the second quarter of 2023 compared to $553.5 million last year, an increase of $50.2 million or 9.1%. Gross margin (gross profit as a percentage of net sales) in the quarter improved 200 basis points (100 basis points (“bps”) equals 1.0 percent) from the second quarter of 2022 primarily due to increased sales volumes and pricing actions, lower material and other costs, and benefits from the company’s “Rapid Continuous Improvement” or “RCI” initiatives. These improvements were partially offset by 30 bps of unfavorable foreign currency effects.
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

Operating expenses of $326.7 million in the second quarter of 2023 compared to $306.9 million in 2022. Operating expenses as a percentage of net sales increased 40 bps from last year primarily due to increased personnel and other costs.
Operating earnings before financial services of $277.0 million in the second quarter of 2023 compared to $246.6 million in 2022, an increase of $30.4 million or 12.3%. As a percentage of net sales, operating earnings before financial services of 23.3% compared to 21.7% last year.
Financial services revenue of $93.4 million in the second quarter of 2023 compared to $86.4 million last year. Financial services operating earnings of $66.9 million in the period compared to $65.3 million in 2022.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating earnings of $343.9 million in the second quarter of 2023 compared to $311.9 million in 2022, an increase of $32.0 million or 10.3%. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 26.8% in the quarter compared to 25.5% last year.
Interest expense in the second quarter of 2023 increased $0.9 million compared to last year. See Note 8 to the Condensed Consolidated Financial Statements for additional information on debt and credit facilities.
Other income (expense) – net primarily includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 16 to the Condensed Consolidated Financial Statements for additional information on Other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on was 22.9% in the second quarter of 2023 and 23.8% in the second quarter of 2022. See Note 7 to the Condensed Consolidated Financial Statements for additional information on income taxes.
Net earnings attributable to Snap-on of $264.0 million, or $4.89 per diluted share, in the second quarter of 2023 compared to $231.5 million, or $4.27 per diluted share, in the second quarter of 2022, an increase of $32.5 million or $0.62 per diluted share.

Results of operations for the six months ended July 1, 2023, and July 2, 2022, are as follows:

	Six Months Ended
(Amounts in millions)	July 1, 2023		July 2, 2022		Change
Net sales	$2,374.3	100.0%	$2,234.4	100.0%	$139.9	6.3%
Cost of goods sold	(1,181.0)	(49.7)%	(1,146.6)	(51.3)%	(34.4)	(3.0)%
Gross profit	1,193.3	50.3%	1,087.8	48.7%	105.5	9.7%
Operating expenses	(656.5)	(27.7)%	(618.1)	(27.7)%	(38.4)	(6.2)%
Operating earnings before financial services	536.8	22.6%	469.7	21.0%	67.1	14.3%

Financial services revenue	186.0	100.0%	174.1	100.0%	11.9	6.8%
Financial services expenses	(52.8)	(28.4)%	(38.4)	(22.1)%	(14.4)	(37.5)%
Operating earnings from financial services	133.2	71.6%	135.7	77.9%	(2.5)	(1.8)%

Operating earnings	670.0	26.2%	605.4	25.1%	64.6	10.7%
Interest expense	(25.0)	(1.0)%	(23.3)	(0.9)%	(1.7)	(7.3)%
Other income (expense) – net	32.0	1.2%	17.6	0.7%	14.4	81.8%
Earnings before income taxes	677.0	26.4%	599.7	24.9%	77.3	12.9%
Income tax expense	(152.8)	(5.9)%	(139.8)	(5.8)%	(13.0)	(9.3)%
Net earnings	524.2	20.5%	459.9	19.1%	64.3	14.0%
Net earnings attributable to noncontrolling interests	(11.5)	(0.5)%	(11.0)	(0.5)%	(0.5)	(4.5)%
Net earnings attributable to Snap-on Inc.	$512.7	20.0%	$448.9	18.6%	$63.8	14.2%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $2,374.3 million in the first six months of 2023 represented an increase of $139.9 million, or 6.3%, from 2022 levels, reflecting a $172.2 million, or 7.8%, organic gain, partially offset by $32.3 million of unfavorable foreign currency translation.

Gross profit of $1,193.3 million in the first six months of 2023 compared to $1,087.8 million last year, an increase of $105.5 million or 9.7%. Gross margin in the first six months improved 160 bps from 2022 primarily due to increased sales volumes and pricing actions, lower material and other costs, and benefits from the company’s RCI initiatives. These improvements were partially offset by 20 bps of unfavorable foreign currency effects.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating expenses of $656.5 million in the first six months of 2023 compared to $618.1 million last year. Operating expenses as a percentage of net sales was unchanged from 2022.
Operating earnings before financial services of $536.8 million in the first six months of 2023 compared to $469.7 million in 2022, an increase of $67.1 million or 14.3%. As a percentage of net sales, operating earnings before financial services of 22.6% compared to 21.0% last year.
Financial services revenue of $186.0 million in the first six months of 2023 compared to $174.1 million last year. Financial services operating earnings of $133.2 million in the period compared to $135.7 million in 2022.
Operating earnings of $670.0 million in the first six months of 2023 compared to $605.4 million in 2022, an increase of $64.6 million or 10.7%. As a percentage of revenues, operating earnings of 26.2% compared to 25.1% last year.
Interest expense in the first six months of 2023 increased $1.7 million compared to last year. See Note 8 to the Condensed Consolidated Financial Statements for additional information on debt and credit facilities.
Other income (expense) – net primarily includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 16 to the Condensed Consolidated Financial Statements for additional information on Other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on was 23.0% in the first six months of 2023 and 23.7% in 2022. See Note 7 to the Condensed Consolidated Financial Statements for additional information on income taxes.
Net earnings attributable to Snap-on of $512.7 million, or $9.49 per diluted share, in the first six months of 2023 compared to $448.9 million, or $8.27 per diluted share, in 2022, an increase of $63.8 million or $1.22 per diluted share.
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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	July 1, 2023		July 2, 2022		Change
External net sales	$289.8	79.6%	$276.1	76.9%	$13.7	5.0%
Intersegment net sales	74.4	20.4%	83.0	23.1%	(8.6)	(10.4)%
Segment net sales	364.2	100.0%	359.1	100.0%	5.1	1.4%
Cost of goods sold	(220.3)	(60.5)%	(225.3)	(62.7)%	5.0	2.2%
Gross profit	143.9	39.5%	133.8	37.3%	10.1	7.5%
Operating expenses	(85.8)	(23.5)%	(82.1)	(22.9)%	(3.7)	(4.5)%
Segment operating earnings	$58.1	16.0%	$51.7	14.4%	$6.4	12.4%

Segment net sales of $364.2 million in the second quarter of 2023 represented an increase of $5.1 million, or 1.4%, from 2022 levels, reflecting a $10.7 million, or 3.0%, organic sales gain, partially offset by $5.6 million of unfavorable foreign currency translation. The organic increase is primarily due to a double-digit gain in sales to customers in critical industries, partially offset by a double-digit decline in sales of power tools.
Segment gross margin in the second quarter improved 220 bps from last year, primarily due to increased sales volumes in the higher-gross-margin critical industry sector, pricing actions, lower material and other costs, and benefits from the segment’s RCI initiatives. These improvements were partially offset by 40 bps of unfavorable foreign currency effects.

Segment operating expenses as a percentage of sales in the second quarter increased 60 bps as compared to 2022 primarily due to increased sales in higher-expense businesses.

As a result of these factors, segment operating earnings of $58.1 million in the second quarter of 2023, including $2.7 million of unfavorable foreign currency effects, compared to $51.7 million in 2022, an increase of $6.4 million or 12.4%. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 16.0% in the second quarter of 2023 compared to 14.4% in 2022.

	Six Months Ended
(Amounts in millions)	July 1, 2023		July 2, 2022		Change
External net sales	$568.4	78.1%	$537.3	76.8%	$31.1	5.8%
Intersegment net sales	159.6	21.9%	161.9	23.2%	(2.3)	(1.4)%
Segment net sales	728.0	100.0%	699.2	100.0%	28.8	4.1%
Cost of goods sold	(442.8)	(60.9)%	(441.7)	(63.2)%	(1.1)	(0.2)%
Gross profit	285.2	39.1%	257.5	36.8%	27.7	10.8%
Operating expenses	(171.3)	(23.5)%	(160.1)	(22.9)%	(11.2)	(7.0)%
Segment operating earnings	$113.9	15.6%	$97.4	13.9%	$16.5	16.9%

Segment net sales of $728.0 million in the first six months of 2023 represented an increase of $28.8 million, or 4.1%, from 2022 levels, reflecting a $46.9 million, or 6.9%, organic sales gain, partially offset by $18.1 million of unfavorable foreign currency translation. The organic increase primarily reflects a double-digit gain in sales to customers in critical industries and a high single-digit increase in the segment’s specialty tools business.
Segment gross margin in the first six months improved 230 bps from last year, primarily due to increased sales volumes in the higher-gross-margin critical industry sector, pricing actions, and benefits from the segment’s RCI initiatives. These improvements were partially offset by 20 bps of unfavorable foreign currency effects.

Segment operating expenses as a percentage of sales in the first six months increased 60 bps as compared to 2022 primarily due to increased sales in higher-expense businesses.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
As a result of these factors, segment operating earnings of $113.9 million in the first six months of 2023, including $4.7 million of unfavorable foreign currency effects, compared to $97.4 million in 2022, an increase of $16.5 million or 16.9%. Operating margin for the Commercial & Industrial Group of 15.6% in the first six months of 2023 compared to 13.9% in 2022.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	July 1, 2023		July 2, 2022		Change
Segment net sales	$523.1	100.0%	$520.6	100.0%	$2.5	0.5%
Cost of goods sold	(266.6)	(51.0)%	(281.1)	(54.0)%	14.5	5.2%
Gross profit	256.5	49.0%	239.5	46.0%	17.0	7.1%
Operating expenses	(118.8)	(22.7)%	(115.1)	(22.1)%	(3.7)	(3.2)%
Segment operating earnings	$137.7	26.3%	$124.4	23.9%	$13.3	10.7%

Segment net sales of $523.1 million in the second quarter of 2023 represented an increase of $2.5 million, or 0.5%, from 2022 levels, reflecting a $5.7 million, or 1.1%, organic sales gain, partially offset by $3.2 million of unfavorable foreign currency translation. The organic increase is due to a mid single-digit gain in the segment’s international operations and slightly higher sales in the U.S. franchise business.
Segment gross margin in the second quarter improved 300 bps from last year primarily due to increased sales volumes and pricing actions, lower material and other costs, and benefits from the segment’s RCI initiatives. These improvements were partially offset by 50 bps of unfavorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the second quarter increased 60 bps from last year primarily due to increased personnel and other costs.
As a result of these factors, segment operating earnings of $137.7 million in the second quarter of 2023, including $3.6 million of unfavorable foreign currency effects, compared to $124.4 million in 2022, an increase of $13.3 million or 10.7%. Operating margin for the Snap-on Tools Group of 26.3% in the second quarter of 2023 compared to 23.9% last year.

	Six Months Ended
(Amounts in millions)	July 1, 2023		July 2, 2022		Change
Segment net sales	$1,060.1	100.0%	$1,032.7	100.0%	$27.4	2.7%
Cost of goods sold	(549.7)	(51.9)%	(560.0)	(54.2)%	10.3	1.8%
Gross profit	510.4	48.1%	472.7	45.8%	37.7	8.0%
Operating expenses	(241.0)	(22.7)%	(232.3)	(22.5)%	(8.7)	(3.7)%
Segment operating earnings	$269.4	25.4%	$240.4	23.3%	$29.0	12.1%

Segment net sales of $1,060.1 million in the first six months of 2023 represented an increase of $27.4 million, or 2.7%, from 2022 levels, reflecting a $37.7 million, or 3.7%, organic sales gain, partially offset by $10.3 million of unfavorable foreign currency translation. The organic increase is due to a low single-digit gain in the U.S. franchise business and a mid single-digit increase in the segment’s international operations.
Segment gross margin in the first six months improved 230 bps from last year primarily due to increased sales volumes and pricing actions, lower material and other costs, and benefits from the segment’s RCI initiatives. These improvements were partially offset by 70 bps of unfavorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the first six months increased 20 bps from last year.
As a result of these factors, segment operating earnings of $269.4 million in the first six months of 2023, including $9.7 million of unfavorable foreign currency effects, compared to $240.4 million in 2022, an increase of $29.0 million or 12.1%. Operating margin for the Snap-on Tools Group of 25.4% in the first six months of 2023 compared to 23.3% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	July 1, 2023		July 2, 2022		Change
External net sales	$378.4	83.7%	$339.9	81.5%	$38.5	11.3%
Intersegment net sales	73.6	16.3%	76.9	18.5%	(3.3)	(4.3)%
Segment net sales	452.0	100.0%	416.8	100.0%	35.2	8.4%
Cost of goods sold	(248.7)	(55.0)%	(236.6)	(56.8)%	(12.1)	(5.1)%
Gross profit	203.3	45.0%	180.2	43.2%	23.1	12.8%
Operating expenses	(92.9)	(20.6)%	(84.5)	(20.2)%	(8.4)	(9.9)%
Segment operating earnings	$110.4	24.4%	$95.7	23.0%	$14.7	15.4%

Segment net sales of $452.0 million in the second quarter of 2023 represented an increase of $35.2 million, or 8.4%, from 2022 levels, reflecting a $35.5 million, or 8.5%, organic sales gain, partially offset by $0.3 million of unfavorable foreign currency translation. The organic increase includes a double-digit gain in sales of undercar equipment, a high single-digit increase in activity with OEM dealerships, and a mid single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers.
Segment gross margin in the second quarter improved 180 bps from last year primarily due to increased sales volumes and pricing actions, lower material and other costs, and savings from RCI initiatives.
Segment operating expenses as a percentage of net sales in the second quarter increased 40 bps from 2022 primarily due to increased personnel and other costs.
As a result of these factors, segment operating earnings of $110.4 million in the second quarter of 2023, including $0.2 million of favorable foreign currency effects, compared to $95.7 million in 2022, an increase of $14.7 million or 15.4%. Operating margin for the Repair Systems & Information Group of 24.4% in the second quarter of 2023 compared to 23.0% last year.

	Six Months Ended
(Amounts in millions)	July 1, 2023		July 2, 2022		Change
External net sales	$745.8	83.0%	$664.4	81.5%	$81.4	12.3%
Intersegment net sales	152.8	17.0%	150.6	18.5%	2.2	1.5%
Segment net sales	898.6	100.0%	815.0	100.0%	83.6	10.3%
Cost of goods sold	(500.9)	(55.7)%	(457.4)	(56.1)%	(43.5)	(9.5)%
Gross profit	397.7	44.3%	357.6	43.9%	40.1	11.2%
Operating expenses	(182.7)	(20.4)%	(170.3)	(20.9)%	(12.4)	(7.3)%
Segment operating earnings	$215.0	23.9%	$187.3	23.0%	$27.7	14.8%

Segment net sales of $898.6 million in the first six months of 2023 represented an increase of $83.6 million, or 10.3%, from 2022 levels, reflecting an $89.9 million, or 11.1%, organic sales increase, partially offset by $6.3 million of unfavorable foreign currency translation. The organic gain includes double-digit increases in sales of undercar equipment and in activity with OEM dealerships, and a mid single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers.
Segment gross margin in the first six months improved 40 bps from last year primarily due to 20 bps of favorable foreign currency and higher sales volumes and pricing actions, which were partially offset by the effects of increased sales in lower gross margin businesses.
Segment operating expenses as a percentage of net sales in the first six months improved 50 bps from 2022 primarily due to benefits from sales volume leverage and higher activity in lower-expense businesses.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
As a result of these factors, segment operating earnings of $215.0 million in the first six months of 2023, including $0.7 million of favorable foreign currency effects, compared to $187.3 million in 2022, an increase of $27.7 million or 14.8%. Operating margin for the Repair Systems & Information Group of 23.9% in the first six months of 2023 compared to 23.0% last year.
Financial Services

	Three Months Ended
(Amounts in millions)	July 1, 2023		July 2, 2022		Change
Financial services revenue	$93.4	100.0%	$86.4	100.0%	$7.0	8.1%
Financial services expenses	(26.5)	(28.4)%	(21.1)	(24.4)%	(5.4)	(25.6)%
Segment operating earnings	$66.9	71.6%	$65.3	75.6%	$1.6	2.5%

Financial services revenue is generally dependent on the size of the average financial services portfolio during the period, as well as on the average yield on receivables. Financial services revenue of $93.4 million in the second quarter of 2023 increased $7.0 million, or 8.1%, from last year. In the second quarters of 2023 and 2022, the respective average yields on finance receivables were 17.6% and 17.5%. In the second quarters of 2023 and 2022, the average yields on contract receivables were 8.6% and 8.5%, respectively. Originations of $326.3 million in the second quarter of 2023 represented an increase of $18.7 million, or 6.1%, from 2022 levels.
Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses in the second quarter of 2023 increased primarily due to higher provisions for credit losses as compared to those recorded in the second quarter of 2022. As a percentage of the average financial services portfolio, expenses were 1.1% in the second quarter of 2023 and 1.0% in 2022.
Segment operating earnings in the second quarter of 2023, including $0.2 million of unfavorable foreign currency effects, increased $1.6 million, or 2.5%, from 2022 levels.

	Six Months Ended
(Amounts in millions)	July 1, 2023		July 2, 2022		Change
Financial services revenue	$186.0	100.0%	$174.1	100.0%	$11.9	6.8%
Financial services expenses	(52.8)	(28.4)%	(38.4)	(22.1)%	(14.4)	(37.5)%
Segment operating earnings	$133.2	71.6%	$135.7	77.9%	$(2.5)	(1.8)%

Financial services revenue of $186.0 million in the first six months of 2023 increased $11.9 million, or 6.8%, from 2022. In the first six months of 2023 and 2022, the respective average yields on finance receivables were 17.6% and 17.5%. In the first six months of 2023 and 2022, the average yields on contract receivables were 8.7% and 8.5%, respectively. Originations of $627.2 million in the first six months of 2023 represented an increase of $74.0 million, or 13.4%, from 2022 levels.
Financial services expenses in the first six months of 2023 increased primarily due to higher provisions for credit losses as compared to those recorded in 2022. As a percentage of the average financial services portfolio, expenses were 2.3% in the first six months of 2023 and 1.7% in the same period in 2022.
Segment operating earnings in the first six months of 2023, including $0.9 million of unfavorable foreign currency effects, decreased $2.5 million, or 1.8%, from 2022 levels.

Corporate
Snap-on’s second quarter 2023 general corporate expenses of $29.2 million compared to $25.2 million last year. For the first six months of 2023, expenses of $61.5 million compared to $55.4 million recorded in 2022. The year-over-year increases in corporate expenses in 2023 for both periods primarily reflect higher stock-based and performance-based compensation.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Data
The following non-GAAP supplemental data is presented for informational purposes to provide readers with insight into the information used by management for assessing the operating performance of Snap-on’s non-financial services (“Operations”) and Financial Services businesses.

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

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended July 1, 2023, and July 2, 2022, are as follows:

	Operations*		Financial Services
(Amounts in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$1,191.3	$1,136.6	$—	$—
Cost of goods sold	(587.6)	(583.1)	—	—
Gross profit	603.7	553.5	—	—
Operating expenses	(326.7)	(306.9)	—	—
Operating earnings before financial services	277.0	246.6	—	—

Financial services revenue	—	—	93.4	86.4
Financial services expenses	—	—	(26.5)	(21.1)
Operating earnings from financial services	—	—	66.9	65.3

Operating earnings	277.0	246.6	66.9	65.3
Interest expense	(12.6)	(11.7)	—	—
Intersegment interest income (expense) – net	16.1	14.9	(16.1)	(14.9)
Other income (expense) – net	16.7	9.2	0.1	0.1
Earnings before income taxes and equity earnings	297.2	259.0	50.9	50.5
Income tax expense	(65.0)	(59.3)	(13.2)	(13.0)
Earnings before equity earnings	232.2	199.7	37.7	37.5
Financial services – net earnings attributable to Snap-on	37.7	37.5	—	—
Net earnings	269.9	237.2	37.7	37.5
Net earnings attributable to noncontrolling interests	(5.9)	(5.7)	—	—
Net earnings attributable to Snap-on	$264.0	$231.5	$37.7	$37.5
* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the six months ended July 1, 2023, and July 2, 2022, are as follows:

	Operations*		Financial Services
(Amounts in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$2,374.3	$2,234.4	$—	$—
Cost of goods sold	(1,181.0)	(1,146.6)	—	—
Gross profit	1,193.3	1,087.8	—	—
Operating expenses	(656.5)	(618.1)	—	—
Operating earnings before financial services	536.8	469.7	—	—

Financial services revenue	—	—	186.0	174.1
Financial services expenses	—	—	(52.8)	(38.4)
Operating earnings from financial services	—	—	133.2	135.7

Operating earnings	536.8	469.7	133.2	135.7
Interest expense	(25.0)	(23.3)	—	—
Intersegment interest income (expense) – net	31.8	29.8	(31.8)	(29.8)
Other income (expense) – net	31.9	17.5	0.1	0.1
Earnings before income taxes and equity earnings	575.5	493.7	101.5	106.0
Income tax expense	(126.5)	(112.5)	(26.3)	(27.3)
Earnings before equity earnings	449.0	381.2	75.2	78.7
Financial services – net earnings attributable to Snap-on	75.2	78.7	—	—
Net earnings	524.2	459.9	75.2	78.7
Net earnings attributable to noncontrolling interests	(11.5)	(11.0)	—	—
Net earnings attributable to Snap-on	$512.7	$448.9	$75.2	$78.7

* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of July 1, 2023, and December 31, 2022, is as follows:

	Operations*		Financial Services
(Amounts in millions)	July 1, 2023	December 31, 2022	July 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$871.1	$757.1	$0.2	$0.1
Intersegment receivables	16.8	13.4	—	—
Trade and other accounts receivable – net	785.8	761.1	1.0	0.6
Finance receivables – net	—	—	595.4	562.2
Contract receivables – net	5.9	5.9	98.9	104.0
Inventories – net	1,046.1	1,033.1	—	—
Prepaid expenses and other assets	134.0	149.2	6.3	5.8
Total current assets	2,859.7	2,719.8	701.8	672.7

Property and equipment – net	520.9	510.7	2.8	1.9
Operating lease right-of-use assets	66.9	60.1	1.2	1.4
Investment in Financial Services	379.8	363.9	—	—
Deferred income tax assets	51.7	48.4	23.7	21.6
Intersegment long-term notes receivable	714.7	635.9	—	—
Long-term finance receivables – net	—	—	1,232.0	1,170.8
Long-term contract receivables – net	9.0	9.6	384.1	374.2
Goodwill	1,048.6	1,045.3	—	—
Other intangibles – net	269.5	275.6	—	—
Pension assets	73.6	70.6	—	—
Other assets	27.9	27.1	0.1	0.1
Total assets	$6,022.3	$5,767.0	$2,345.7	$2,242.7
* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	July 1, 2023	December 31, 2022	July 1, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$17.8	$17.2	$—	$—
Accounts payable	273.1	285.8	1.1	1.2
Intersegment payables	—	—	16.8	13.4
Accrued benefits	54.2	58.6	0.1	—
Accrued compensation	83.0	95.6	2.1	3.0
Franchisee deposits	73.7	73.8	—	—
Other accrued liabilities	438.5	420.8	29.9	25.8
Total current liabilities	940.3	951.8	50.0	43.4

Long-term debt and intersegment long-term debt	—	—	1,898.9	1,819.7
Deferred income tax liabilities	79.4	82.1	—	—
Retiree health care benefits	22.4	23.4	—	—
Pension liabilities	65.4	78.6	—	—
Operating lease liabilities	49.5	43.6	0.9	1.1
Other long-term liabilities	86.0	84.0	16.1	14.6
Total liabilities	1,243.0	1,263.5	1,965.9	1,878.8
Total shareholders’ equity attributable to Snap-on	4,757.1	4,481.3	379.8	363.9
Noncontrolling interests	22.2	22.2	—	—
Total equity	4,779.3	4,503.5	379.8	363.9
Total liabilities and equity	$6,022.3	$5,767.0	$2,345.7	$2,242.7
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
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of July 14, 2023, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurance that financing will be available in the future on acceptable terms, or that its debt ratings will not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
Working capital (current assets less current liabilities) of $2,571.1 million as of July 1, 2023, represented an increase of $173.8 million from $2,397.3 million as of December 31, 2022 (fiscal 2022 year end), primarily as a result of the net changes discussed below.
The following represents the company’s working capital position as of July 1, 2023, and December 31, 2022:

(Amounts in millions)	July 1, 2023	December 31, 2022
Cash and cash equivalents	$871.3	$757.2
Trade and other accounts receivable – net	786.8	761.7
Finance receivables – net	595.4	562.2
Contract receivables – net	104.8	109.9
Inventories – net	1,046.1	1,033.1
Prepaid expenses and other assets	129.0	144.8
Total current assets	3,533.4	3,368.9

Notes payable	(17.8)	(17.2)
Accounts payable	(274.2)	(287.0)
Other current liabilities	(670.3)	(667.4)
Total current liabilities	(962.3)	(971.6)
Working capital	$2,571.1	$2,397.3

Cash and cash equivalents of $871.3 million as of July 1, 2023, represented an increase of $114.1 million from 2022 year-end levels primarily due to: (i) $571.9 million of cash generated from operations; (ii) $418.1 million of cash from collections of finance receivables; (iii) $84.6 million of cash proceeds from stock purchase plan and stock option exercises; and (iv) $0.3 million of net proceeds from other short-term borrowings. These increases in cash and cash equivalents were partially offset by: (i) the funding of $536.3 million of new finance receivables; (ii) the repurchase of 715,000 shares of the company’s common stock for $182.0 million; (iii) dividend payments to shareholders of $172.0 million; and (iv) the funding of $48.8 million of capital expenditures.

Of the $871.3 million of cash and cash equivalents as of July 1, 2023, $288.5 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act (“Tax Act”) generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it can be accomplished in a tax efficient manner.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Trade and other accounts receivable – net of $786.8 million as of July 1, 2023, compared to $761.7 million last year, an increase of $25.1 million primarily due to higher sales and $5.4 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 61 days at both July 1, 2023, and December 31, 2022.
The current portions of net finance and contract receivables of $700.2 million as of July 1, 2023, compared to $672.1 million at 2022 year end. The long-term portions of net finance and contract receivables of $1,625.1 million as of July 1, 2023, compared to $1,554.6 million at 2022 year end. The combined $98.6 million increase in net current and long-term finance and contract receivables over 2022 year-end levels is primarily due to an increase in net receivable originations and $5.7 million of foreign currency translation.
Inventories – net of $1,046.1 million as of July 1, 2023, compared to $1,033.1 million last year, an increase of $13.0 million primarily due to higher demand, increased costs, efforts to manage the current supply chain situation and $6.3 million of foreign currency translation. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 2.4 turns and 2.5 turns as of July 1, 2023, and December 31, 2022, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 60% and 61% of total inventories as of July 1, 2023, and December 31, 2022, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $110.1 million and $108.6 million as of July 1, 2023, and December 31, 2022, respectively.
Notes payable of $17.8 million as of July 1, 2023, compared to $17.2 million as of 2022 year end.
Accounts payable of $274.2 million as of July 1, 2023, compared to $287.0 million last year, a decrease of $12.8 million primarily due to the timing of payments, partially offset by $0.1 million of foreign currency translation.
Other accrued liabilities of $457.2 million as of July 1, 2023, compared to $436.4 million last year, an increase of $20.8 million primarily due to higher tax accruals and $1.1 million of foreign currency translation.
Long-term debt of $1,184.2 million as of July 1, 2023, consisted of: (i) $300 million of unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”); (ii) $400 million of unsecured 4.10% notes that mature on March 1, 2048 (the “2048 Notes”); and (iii) $500 million of 3.10% notes that mature on May 1, 2050 (“the 2050 Notes”), partially offset by $15.8 million of unamortized debt issuance costs.

Snap-on has an $800 million multi-currency revolving credit facility that terminates on September 16, 2024 (the “Credit Facility”); no amounts were borrowed or outstanding under the Credit Facility for the six months ended and as of July 1, 2023. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of July 1, 2023, the company’s actual ratios of 0.07 and 0.27 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. As of July 1, 2023, there were no commercial paper issuances outstanding.

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
Operating Activities
Net cash provided by operating activities was $571.9 million and $334.7 million in the first six months of 2023 and 2022, respectively. The $237.2 million year-over-year increase in net cash provided by operating activities primarily reflects a $156.3 million change in net operating assets and liabilities and a $64.3 million increase in net earnings.

Investing Activities
Net cash used by investing activities of $167.5 million in the first six months of 2023 included additions to finance receivables of $536.3 million, offset by collections of $418.1 million. Net cash used by investing activities of $80.4 million in the first six months of 2022 included additions to finance receivables of $469.6 million, offset by collections of $426.2 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics, and equipment products on an extended-term payment plan, with average payment terms of approximately four years.
Capital expenditures were $48.8 million and $41.5 million in the first six months of 2023 and 2022, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and RCI.
Financing Activities
Net cash used by financing activities of $288.6 million in the first six months of 2023 included net proceeds from other short-term borrowings of $0.3 million; net cash used by financing activities of $218.5 million in the first six months of 2022 included net proceeds from other short-term borrowings of $2.8 million.
Proceeds from stock purchase plan and stock option exercises totaled $84.6 million and $29.2 million in the first six months of 2023 and 2022, respectively. In the first six months of 2023, Snap-on repurchased 715,000 shares of its common stock for $182.0 million under its previously announced share repurchase programs. In the first six months of 2022, Snap-on repurchased 387,000 shares of its common stock for $82.6 million under its previously announced share repurchase programs. As of July 1, 2023, Snap-on had remaining availability to repurchase up to an additional $336.7 million in common stock pursuant to its Board’s authorizations. The repurchase of Snap-on common stock to offset dilution related to equity plan issuances or for other corporate purposes is at the company’s discretion, subject to prevailing financial and market conditions. Snap‑on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $172.0 million and $151.4 million in the first six months of 2023 and 2022, respectively. On November 4, 2022, the Board increased the quarterly cash dividend by 14.1% to $1.62 per share ($6.48 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Critical Accounting Policies and Estimates
Snap-on’s discussion of its critical accounting policies and estimates, contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, have not materially changed since the report was filed.
Outlook
We believe that our markets and our operations possess and have demonstrated continuing and considerable resilience against the uncertainties of the current environment. In 2023, Snap-on expects to make ongoing progress along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, we project that capital expenditures in 2023 will approximate $100 million, of which $48.8 million was incurred in the first six months of the year.
Snap-on currently anticipates that its full year 2023 effective income tax rate will be in the range of 23% to 24%.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the second quarter of 2023. Refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion.

Interest Rate Risk Management

Snap-on may manage the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements. Treasury lock agreements may be used to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. See Note 9 to the Condensed Consolidated Financial Statements for additional information on interest rate risk management.

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

The estimated maximum potential net one-day loss in fair value, calculated using the VAR model, as of July 1, 2023, was $13.7 million on interest rate-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 1, 2023. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of July 1, 2023, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
There has been no change in the company’s internal control over financial reporting during the quarter ended July 1, 2023, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the second quarter of fiscal 2023, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution related to equity plan issuances or for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions, and pursuant to the Board’s authorizations that the company has publicly announced.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
04/02/2023 to 04/29/2023	19,000	$258.50	19,000	$368.8 million
04/30/2023 to 05/27/2023	164,000	$258.53	164,000	$354.7 million
05/28/2023 to 07/01/2023	176,000	$270.20	176,000	$336.7 million
Total/Average	359,000	$264.25	359,000	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of July 1, 2023, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $336.7 million.

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

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the second quarter of 2023 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Purchases of Snap-on Stock
Period	Shares purchased	Average price per share
04/02/2023 to 04/29/2023	—	—
04/30/2023 to 05/27/2023	—	—
05/28/2023 to 07/01/2023	600	$268.78
Total/Average	600	$268.78

Item 5: Other Information

Historically, the company’s executive officers and directors have entered into Rule 10b5-1 trading arrangements periodically. Now, in accordance with the new disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who adopted a contract, instruction or written plan for the sale of securities of the company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the quarterly period ended July 1, 2023:

Name and Title	Type of Plan	Adoption Date	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Thomas J. Ward Senior Vice President and President – Repair Systems & Information Group	Rule 10b5-1 trading arrangement	May 26, 2023	May 24, 2024	60,766	Exercises of vested stock options and sales of shares

Other than as disclosed above, no other officer or director adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

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

SNAP-ON INCORPORATED
Date: July 20, 2023	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer