Form 10-Q
period 2023-09-30
Snap-on Inc
filed 2023-10-19
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 13, 2023
Common Stock, $1.00 par value	52,779,959 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$1,159.3	$1,102.5	$3,533.6	$3,336.9
Cost of goods sold	(581.1)	(569.9)	(1,762.1)	(1,716.5)
Gross profit	578.2	532.6	1,771.5	1,620.4
Operating expenses	(333.0)	(309.1)	(989.5)	(927.2)
Operating earnings before financial services	245.2	223.5	782.0	693.2

Financial services revenue	94.9	87.3	280.9	261.4
Financial services expenses	(25.5)	(20.9)	(78.3)	(59.3)
Operating earnings from financial services	69.4	66.4	202.6	202.1

Operating earnings	314.6	289.9	984.6	895.3
Interest expense	(12.4)	(11.8)	(37.4)	(35.1)
Other income (expense) – net	18.0	13.1	50.0	30.7
Earnings before income taxes	320.2	291.2	997.2	890.9
Income tax expense	(71.1)	(61.7)	(223.9)	(201.5)
Net earnings	249.1	229.5	773.3	689.4
Net earnings attributable to noncontrolling interests	(6.0)	(5.6)	(17.5)	(16.6)
Net earnings attributable to Snap-on Incorporated	$243.1	$223.9	$755.8	$672.8

Net earnings per share attributable to Snap-on Incorporated:
Basic	$4.60	$4.21	$14.29	$12.62
Diluted	4.51	4.14	14.00	12.41

Weighted-average shares outstanding:
Basic	52.8	53.2	52.9	53.3
Effect of dilutive securities	1.1	0.9	1.1	0.9
Diluted	53.9	54.1	54.0	54.2

Dividends declared per common share	$1.62	$1.42	$4.86	$4.26

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Comprehensive income (loss):
Net earnings	$249.1	$229.5	$773.3	$689.4
Other comprehensive income (loss):
Foreign currency translation	(52.3)	(127.6)	(34.0)	(247.6)
Unrealized cash flow hedges, net of tax:
Reclassification of cash flow hedges to net earnings	(0.4)	(0.4)	(1.2)	(1.2)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses	0.1	4.6	0.2	13.8
Income tax benefit	—	(1.2)	—	(3.4)
Net of tax	0.1	3.4	0.2	10.4
Total comprehensive income	196.5	104.9	738.3	451.0

Comprehensive income attributable to noncontrolling interests	(6.0)	(5.6)	(17.5)	(16.6)
Comprehensive income attributable to Snap-on Incorporated	$190.5	$99.3	$720.8	$434.4

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$959.3	$757.2
Trade and other accounts receivable – net	776.8	761.7
Finance receivables – net	597.5	562.2
Contract receivables – net	119.6	109.9
Inventories – net	1,032.9	1,033.1
Prepaid expenses and other assets	118.9	144.8
Total current assets	3,605.0	3,368.9

Property and equipment:
Land	32.6	32.6
Buildings and improvements	436.0	434.7
Machinery, equipment and computer software	1,100.6	1,069.3
Property and equipment – gross	1,569.2	1,536.6
Accumulated depreciation and amortization	(1,044.4)	(1,024.0)
Property and equipment – net	524.8	512.6

Operating lease right-of-use assets	68.7	61.5
Deferred income tax assets	75.6	70.0
Long-term finance receivables – net	1,245.9	1,170.8
Long-term contract receivables – net	399.9	383.8
Goodwill	1,035.9	1,045.3
Other intangible assets – net	263.0	275.6
Pension assets	72.7	70.6
Other assets	12.8	13.7
Total assets	$7,304.3	$6,972.8
See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$17.3	$17.2
Accounts payable	284.3	287.0
Accrued benefits	57.5	58.6
Accrued compensation	96.1	98.6
Franchisee deposits	76.0	73.8
Other accrued liabilities	450.7	436.4
Total current liabilities	981.9	971.6

Long-term debt	1,184.4	1,183.8
Deferred income tax liabilities	72.8	82.1
Retiree health care benefits	21.8	23.4
Pension liabilities	57.7	78.6
Operating lease liabilities	50.6	44.7
Other long-term liabilities	82.7	85.1
Total liabilities	2,451.9	2,469.3

Commitments and contingencies (Note 13)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,450,946 and 67,444,966 shares, respectively)	67.5	67.4
Additional paid-in capital	531.7	499.9
Retained earnings	6,792.3	6,296.2
Accumulated other comprehensive loss	(563.3)	(528.3)
Treasury stock at cost (14,670,996 and 14,442,386 shares, respectively)	(1,998.0)	(1,853.9)
Total shareholders’ equity attributable to Snap-on Incorporated	4,830.2	4,481.3
Noncontrolling interests	22.2	22.2
Total equity	4,852.4	4,503.5
Total liabilities and equity	$7,304.3	$6,972.8

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)

The following summarizes the changes in total equity for the three month period ended September 30, 2023:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at July 1, 2023	$67.5	$521.1	$6,635.6	$(510.7)	$(1,956.4)	$22.2	$4,779.3
Net earnings for the three months ended September 30, 2023	—	—	243.1	—	—	6.0	249.1
Other comprehensive loss	—	—	—	(52.6)	—	—	(52.6)
Cash dividends – $1.62 per share	—	—	(85.6)	—	—	—	(85.6)
Stock compensation plans	—	10.6	—	—	10.2	—	20.8
Share repurchases – 194,000 shares	—	—	—	—	(51.8)	—	(51.8)
Other	—	—	(0.8)	—	—	(6.0)	(6.8)
Balance at September 30, 2023	$67.5	$531.7	$6,792.3	$(563.3)	$(1,998.0)	$22.2	$4,852.4

The following summarizes the changes in total equity for the nine month period ended September 30, 2023:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$67.4	$499.9	$6,296.2	$(528.3)	$(1,853.9)	$22.2	$4,503.5
Net Earnings for the nine months ended September 30, 2023	—	—	755.8	—	—	17.5	773.3
Other comprehensive loss	—	—	—	(35.0)	—	—	(35.0)
Cash dividends – $4.86 per share	—	—	(257.6)	—	—	—	(257.6)
Stock compensation plans	—	31.8	—	—	89.7	—	121.5
Share repurchases – 909,000 shares	—	—	—	—	(233.8)	—	(233.8)
Other	0.1	—	(2.1)	—	—	(17.5)	(19.5)
Balance at September 30, 2023	$67.5	$531.7	$6,792.3	$(563.3)	$(1,998.0)	$22.2	$4,852.4

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

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Operating activities:
Net earnings	$773.3	$689.4
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	53.6	53.9
Amortization of other intangible assets	20.7	21.6
Provision for losses on finance receivables	40.7	24.9
Provision for losses on non-finance receivables	15.0	11.3
Stock-based compensation expense	31.4	25.6
Deferred income tax benefit	(16.5)	(14.1)
Gain on sales of assets	(0.6)	(3.0)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	(38.3)	(110.3)
Contract receivables	(27.9)	(11.3)
Inventories	(21.0)	(223.8)
Prepaid expenses and other assets	30.3	(27.9)
Accounts payable	4.3	46.5
Accruals and other liabilities	(7.7)	(18.2)
Net cash provided by operating activities	857.3	464.6
Investing activities:
Additions to finance receivables	(779.8)	(703.7)
Collections of finance receivables	626.5	622.1
Capital expenditures	(73.9)	(61.5)
Acquisitions of businesses, net of cash acquired	—	0.5
Disposals of property and equipment	1.5	4.4
Other	(1.5)	(0.1)
Net cash used by investing activities	(227.2)	(138.3)
Financing activities:
Net increase in other short-term borrowings	—	2.6
Cash dividends paid	(257.6)	(227.1)
Purchases of treasury stock	(233.8)	(132.8)
Proceeds from stock purchase and option plans	94.5	41.4
Other	(27.0)	(23.3)
Net cash used by financing activities	(423.9)	(339.2)

Effect of exchange rate changes on cash and cash equivalents	(4.1)	(7.8)
Increase (decrease) in cash and cash equivalents	202.1	(20.7)
Cash and cash equivalents at beginning of year	757.2	780.0
Cash and cash equivalents at end of period	$959.3	$759.3
Supplemental cash flow disclosures:
Cash paid for interest	$(36.1)	$(36.3)
Net cash paid for income taxes	(224.5)	(187.4)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Accounting Policies
Principles of consolidation and presentation
The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly owned and majority-owned subsidiaries (collectively, “Snap-on” or the “company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 year end”). The company’s 2023 fiscal third quarter ended on September 30, 2023, and its 2022 fiscal third quarter ended on October 1, 2022. The company’s 2023 and 2022 fiscal third quarters each contained 13 weeks of operating results. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and nine month periods ended September 30, 2023, and October 1, 2022, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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
Financial Instruments
The fair value of the company’s derivative financial instruments is generally determined using quoted prices in active markets for similar assets and liabilities. The carrying value of the company’s non-derivative financial instruments either approximates fair value, due to their short-term nature, or the amount disclosed for fair value is based upon a discounted cash flow analysis or quoted market values. See Note 8 for additional information on financial instruments.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Revenue Disaggregation: The following table shows the consolidated revenues by revenue source:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Revenue from contracts with customers	$1,152.2	$1,096.3	$3,513.3	$3,318.7
Other revenues	7.1	6.2	20.3	18.2
Total net sales	1,159.3	1,102.5	3,533.6	3,336.9
Financial services revenue	94.9	87.3	280.9	261.4
Total revenues	$1,254.2	$1,189.8	$3,814.5	$3,598.3

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
The following tables represent external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the Three Months Ended September 30, 2023
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$146.4	$451.4	$282.0	$—	$—	$879.8
Europe	69.6	37.5	54.0	—	—	161.1
All other	64.5	26.5	27.4	—	—	118.4
External net sales	280.5	515.4	363.4	—	—	1,159.3
Intersegment net sales	85.9	—	68.4	—	(154.3)	—
Total net sales	366.4	515.4	431.8	—	(154.3)	1,159.3
Financial services revenue	—	—	—	94.9	—	94.9
Total revenue	$366.4	$515.4	$431.8	$94.9	$(154.3)	$1,254.2

	For the Nine Months Ended September 30, 2023
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$428.3	$1,384.6	$849.7	$—	$—	$2,662.6
Europe	220.1	112.2	180.8	—	—	513.1
All other	200.5	78.7	78.7	—	—	357.9
External net sales	848.9	1,575.5	1,109.2	—	—	3,533.6
Intersegment net sales	245.5	—	221.2	—	(466.7)	—
Total net sales	1,094.4	1,575.5	1,330.4	—	(466.7)	3,533.6
Financial services revenue	—	—	—	280.9	—	280.9
Total revenue	$1,094.4	$1,575.5	$1,330.4	$280.9	$(466.7)	$3,814.5

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

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables represent external net sales disaggregated by customer type:

	For the Three Months Ended September 30, 2023
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$19.4	$515.4	$363.4	$—	$—	$898.2
All other professionals	261.1	—	—	—	—	261.1
External net sales	280.5	515.4	363.4	—	—	1,159.3
Intersegment net sales	85.9	—	68.4	—	(154.3)	—
Total net sales	366.4	515.4	431.8	—	(154.3)	1,159.3
Financial services revenue	—	—	—	94.9	—	94.9
Total revenue	$366.4	$515.4	$431.8	$94.9	$(154.3)	$1,254.2

	For the Nine Months Ended September 30, 2023
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$62.2	$1,575.5	$1,109.2	$—	$—	$2,746.9
All other professionals	786.7	—	—	—	—	786.7
External net sales	848.9	1,575.5	1,109.2	—	—	3,533.6
Intersegment net sales	245.5	—	221.2	—	(466.7)	—
Total net sales	1,094.4	1,575.5	1,330.4	—	(466.7)	3,533.6
Financial services revenue	—	—	—	280.9	—	280.9
Total revenue	$1,094.4	$1,575.5	$1,330.4	$280.9	$(466.7)	$3,814.5

	For the Three Months Ended October 1, 2022
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$20.8	$496.6	$343.1	$—	$—	$860.5
All other professionals	242.0	—	—	—	—	242.0
External net sales	262.8	496.6	343.1	—	—	1,102.5
Intersegment net sales	94.0	—	70.9	—	(164.9)	—
Total net sales	356.8	496.6	414.0	—	(164.9)	1,102.5
Financial services revenue	—	—	—	87.3	—	87.3
Total revenue	$356.8	$496.6	$414.0	$87.3	$(164.9)	$1,189.8

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

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations. The remaining duration of these unsatisfied performance obligations range from one month up to 60 months. Snap-on had approximately $185.0 million of long-term contracts that have fixed consideration that extends beyond one year as of September 30, 2023. Snap-on expects to recognize approximately 60% of these contracts as revenue by the end of fiscal 2024, an additional 35% by the end of fiscal 2026, and the balance thereafter.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Contract liabilities: Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance.  The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities was $65.9 million and $63.3 million at September 30, 2023, and December 31, 2022, respectively. The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion of such liabilities is included in “Other long-term liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2023, Snap-on recognized $7.4 million and $52.7 million of revenue, respectively, that was included in the $63.3 million contract liability balance at December 31, 2022, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.

Note 3: Receivables
Trade and other accounts receivable: Snap-on’s trade and other accounts receivable primarily arise from the sale of tools, diagnostics, and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel with payment terms generally ranging from 30 to 120 days.

The components of Snap-on’s trade and other accounts receivable as of September 30, 2023, and December 31, 2022, are as follows:

(Amounts in millions)	September 30, 2023	December 31, 2022
Trade and other accounts receivable	$810.6	$792.8
Allowances for credit losses	(33.8)	(31.1)
Total trade and other accounts receivable – net	$776.8	$761.7

The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for the three and nine months ended September 30, 2023, and October 1, 2022:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Allowances for credit losses:
Beginning of period	$32.3	$28.1	$31.1	$27.3
Provision for credit losses	5.5	4.6	13.7	11.2
Charge-offs	(3.6)	(3.0)	(10.9)	(8.2)
Recoveries	—	—	—	0.1
Currency translation	(0.4)	(0.9)	(0.1)	(1.6)
End of period	$33.8	$28.8	$33.8	$28.8

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
The components of Snap-on’s current finance and contract receivables as of September 30, 2023, and December 31, 2022, are as follows:

(Amounts in millions)	September 30, 2023	December 31, 2022
Finance installment receivables	$611.4	$578.6
Finance lease receivables, net of unearned finance charges of $2.1 million and $0.5 million, respectively	7.3	3.2
Total finance receivables	618.7	581.8

Contract installment receivables	59.4	51.3
Contract lease receivables, net of unearned finance charges of $20.3 million and $19.1 million, respectively	62.0	60.3
Total contract receivables	121.4	111.6
Total	740.1	693.4

Allowances for credit losses:
Finance installment receivables	(21.1)	(19.5)
Finance lease receivables	(0.1)	(0.1)
Total finance allowance for credit losses	(21.2)	(19.6)

Contract installment receivables	(0.9)	(0.8)
Contract lease receivables	(0.9)	(0.9)
Total contract allowance for credit losses	(1.8)	(1.7)
Total allowance for credit losses	(23.0)	(21.3)
Total current finance and contract receivables – net	$717.1	$672.1

Finance receivables – net	$597.5	$562.2
Contract receivables – net	119.6	109.9
Total current finance and contract receivables – net	$717.1	$672.1

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of September 30, 2023, and December 31, 2022, are as follows:

(Amounts in millions)	September 30, 2023	December 31, 2022
Finance installment receivables	$1,283.2	$1,210.4
Finance lease receivables, net of unearned finance charges of $1.6 million and $0.2 million, respectively	7.5	1.7
Total finance receivables	1,290.7	1,212.1

Contract installment receivables	212.3	202.1
Contract lease receivables, net of unearned finance charges of $33.2 million and $30.7 million, respectively	192.3	186.6
Total contract receivables	404.6	388.7
Total	1,695.3	1,600.8

Allowances for credit losses:
Finance installment receivables	(44.7)	(41.3)
Finance lease receivables	(0.1)	—
Total finance allowance for credit losses	(44.8)	(41.3)

Contract installment receivables	(3.1)	(3.1)
Contract lease receivables	(1.6)	(1.8)
Total contract allowance for credit losses	(4.7)	(4.9)
Total allowance for credit losses	(49.5)	(46.2)
Total long-term finance and contract receivables – net	$1,645.8	$1,554.6

Finance receivables – net	$1,245.9	$1,170.8
Contract receivables – net	399.9	383.8
Total long-term finance and contract receivables – net	$1,645.8	$1,554.6
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For finance and contract receivables, Snap-on assesses quantitative and qualitative factors through the use of credit quality indicators consisting primarily of collection experience and related internal metrics. Delinquency is the primary indicator of credit quality for finance and contract receivables. Snap-on conducts monthly reviews of credit and collection performance for both the finance and contract receivable portfolios focusing on data such as delinquency trends, nonaccrual receivables, and write-off and recovery activity. These reviews allow for the formulation of collection strategies and potential collection policy modifications in response to changing risk profiles in the finance and contract receivable portfolios. The other internal metrics include credit exposure by customer and delinquency classification to further monitor changing risk profiles. The company maintains a system that aggregates credit exposure and provides delinquency data by days past due aging categories. A receivable 30 days or more past due is considered delinquent. However, customer receivables are monitored prior to becoming 30 days past due.

The amortized cost basis of finance and contract receivables by origination year as of September 30, 2023, and charge-offs for the nine months ended September 30, 2023, are as follows:

(Amounts in millions)	2023	2022	2021	2020	2019	Prior	Total
Finance receivables:
Delinquent	$11.6	$19.3	$9.3	$5.3	$2.1	$1.1	$48.7
Non-delinquent	1,101.7	484.0	172.0	76.6	21.7	4.7	1,860.7
Total Finance receivables	$1,113.3	$503.3	$181.3	$81.9	$23.8	$5.8	$1,909.4

Finance receivables charge-offs	$1.7	$18.8	$11.2	$6.1	$2.6	$1.7	$42.1

Contract receivables:
Delinquent	$0.1	$0.8	$0.9	$0.6	$0.5	$0.2	$3.1
Non-delinquent	151.8	136.1	94.0	64.2	40.8	36.0	522.9
Total Contract receivables	$151.9	$136.9	$94.9	$64.8	$41.3	$36.2	$526.0

Contract receivables charge-offs	$—	$0.2	$0.6	$0.4	$0.1	$0.3	$1.6

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

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and nine months ended September 30, 2023, and October 1, 2022:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$65.1	$6.5	$60.9	$6.6
Provision for credit losses	12.8	0.7	40.7	1.3
Charge-offs	(13.7)	(0.7)	(42.1)	(1.6)
Recoveries	1.9	0.1	6.5	0.3
Currency translation	(0.1)	(0.1)	—	(0.1)
End of period	$66.0	$6.5	$66.0	$6.5

	Three Months Ended October 1, 2022		Nine Months Ended October 1, 2022
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$61.3	$7.2	$67.3	$8.4
Provision for credit losses	9.5	—	24.9	0.1
Charge-offs	(12.3)	(0.4)	(38.5)	(1.8)
Recoveries	2.0	0.1	7.0	0.2
Currency translation	(0.2)	(0.2)	(0.4)	(0.2)
End of period	$60.3	$6.7	$60.3	$6.7

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

It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables. The amount and number of finance and contract receivable modifications as of September 30, 2023, and December 31, 2022, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aging of finance and contract receivables as of September 30, 2023, and December 31, 2022, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
September 30, 2023:
Finance receivables	$17.1	$11.9	$19.7	$48.7	$1,860.7	$1,909.4	$16.8
Contract receivables	1.4	0.4	1.3	3.1	522.9	526.0	0.2

December 31, 2022:
Finance receivables	$17.2	$11.2	$19.5	$47.9	$1,746.0	$1,793.9	$16.5
Contract receivables	1.2	0.3	2.2	3.7	496.6	500.3	0.3

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
The amount of finance and contract receivables on nonaccrual status as of September 30, 2023, and December 31, 2022, is as follows:

(Amounts in millions)	September 30, 2023	December 31, 2022
Finance receivables	$10.7	$8.7
Contract receivables	2.4	3.3

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	September 30, 2023	December 31, 2022
Finished goods	$889.2	$882.2
Work in progress	78.8	77.2
Raw materials	178.8	182.3
Total FIFO value	1,146.8	1,141.7
Excess of current cost over LIFO cost	(113.9)	(108.6)
Total inventories – net	$1,032.9	$1,033.1

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 58% and 61% of total inventories as of September 30, 2023, and December 31, 2022, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of September 30, 2023, approximately 36% of the company’s U.S. inventory was accounted for using the FIFO method and 64% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and nine months ended September 30, 2023, or October 1, 2022.

Note 5: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2023, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 31, 2022	$302.9	$12.4	$730.0	$1,045.3
Currency translation	(5.9)	—	(3.5)	(9.4)
Balance as of September 30, 2023	$297.0	$12.4	$726.5	$1,035.9

Additional disclosures related to other intangible assets are as follows:

	September 30, 2023			December 31, 2022
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets:
Customer relationships	$211.3	$(159.1)	$52.2	$212.1	$(150.8)	$61.3
Developed technology	35.9	(28.7)	7.2	35.8	(26.0)	9.8
Internally developed software	187.3	(145.3)	42.0	179.6	(137.2)	42.4
Patents	50.9	(26.1)	24.8	48.4	(25.6)	22.8
Trademarks	3.8	(2.4)	1.4	3.9	(2.4)	1.5
Other	7.4	(4.0)	3.4	7.7	(4.0)	3.7
Total	496.6	(365.6)	131.0	487.5	(346.0)	141.5
Non-amortized trademarks	132.0	—	132.0	134.1	—	134.1
Total other intangible assets	$628.6	$(365.6)	$263.0	$621.6	$(346.0)	$275.6

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2023, the results of which did not result in any impairment. Provisions for the impairment of goodwill and/or other intangible assets could arise in a future period due to significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, changes in key personnel or litigation, a sustained decrease in share price and/or other events. As of September 30, 2023, the company had no accumulated impairment losses.
The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	14
Developed technology	5
Internally developed software	6
Patents	15
Trademarks	9
Other	39
The weighted-average amortization period for all amortizable intangible assets on a combined basis is 12 years. Intangible asset renewal costs are expensed as incurred.
The aggregate amortization expense was $6.8 million and $20.7 million for the respective three and nine month periods ended September 30, 2023, and $7.2 million and $21.6 million for the respective three and nine month periods ended October 1, 2022. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $27.2 million in 2023, $21.9 million in 2024, $15.8 million in 2025, $11.9 million in 2026, $10.4 million in 2027, and $9.1 million in 2028.
Note 6: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 22.9% and 23.0% in the respective first nine month periods of 2023 and 2022.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7: Short-term and Long-term Debt
Short-term and long-term debt as of September 30, 2023, and December 31, 2022, consisted of the following:

(Amounts in millions)	September 30, 2023	December 31, 2022
3.25% unsecured notes due 2027	$300.0	$300.0
4.10% unsecured notes due 2048	400.0	400.0
3.10% unsecured notes due 2050	500.0	500.0
Other*	1.7	1.0
	1,201.7	1,201.0

Less: notes payable	(17.3)	(17.2)
Total long-term debt	$1,184.4	$1,183.8

*	Includes unamortized debt issuance costs and issuance discounts.
Notes payable of $17.3 million as of September 30, 2023, compared to $17.2 million as of 2022 year end.

On September 12, 2023, Snap-on entered into a $900 million multi-currency revolving credit facility that terminates on September 12, 2028 (the “Credit Facility”), which amended and restated in its entirety the company’s previous $800 million multi-currency revolving credit facility that was set to terminate on September 16, 2024. The Credit Facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. No amounts were borrowed or outstanding under either Credit Facility during the nine months ended as of September 30, 2023. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of September 30, 2023, the company’s actual ratios of 0.05 and 0.21, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. As of September 30, 2023, there were no commercial paper issuances outstanding.
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
Foreign currency risk management: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations. Foreign currency exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency, including intercompany loans denominated in foreign currencies. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net exposures. Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets. Foreign currency forward contracts (“foreign currency forwards”) are used to hedge the net exposures. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. Snap-on’s foreign currency forwards are typically not designated as hedges. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on Other income (expense) – net.
Interest rate risk management: Snap-on may manage the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements (“interest rate swaps”) and treasury lock agreements (“treasury locks”).
Interest rate swaps: Snap-on may enter into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The change in the fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets. There were no outstanding interest rate swaps as of both September 30, 2023, and December 31, 2022.
Treasury locks: Snap-on may use treasury locks to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI for derivative instruments that are designated and qualify as cash flow hedges. Upon the issuance of debt, the related amount in Accumulated OCI is released over the term of the debt and recognized as an adjustment to interest expense on the Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of both September 30, 2023, and December 31, 2022.

Stock-based deferred compensation risk management: Snap-on manages market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap‑on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of September 30, 2023, Snap-on had equity forwards in place intended to manage market risk with respect to 69,400 shares of Snap-on common stock associated with its deferred compensation plans.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	September 30, 2023		December 31, 2022
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,843.4	$2,088.1	$1,733.0	$1,983.9
Contract receivables – net	519.5	545.0	493.7	520.4
Long-term debt and notes payable	1,201.7	920.8	1,201.0	982.1
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

•Fair value of long-term debt is estimated, using Level 2 fair value measurements, based on quoted market values of Snap-on’s publicly traded senior debt. The carrying value of long-term debt includes unamortized debt issuance costs and issuance discounts. The fair value of notes payable approximates such instruments’ carrying value due to their short-term nature.

•The fair value of all other financial instruments, including trade and other accounts receivable, accounts payable and other financial instruments, approximates such instruments’ carrying value due to their short-term nature.

Note 9: Pension Plans
Snap-on’s net periodic pension benefit included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Service cost	$4.7	$6.7	$14.1	$20.1
Interest cost	16.3	11.2	49.0	33.5
Expected return on plan assets	(26.1)	(25.0)	(78.4)	(74.9)
Amortization of unrecognized loss	0.4	4.6	1.1	13.8
Net periodic pension benefit	$(4.7)	$(2.5)	$(14.2)	$(7.5)
The components of net periodic pension benefit, other than the service cost component, are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on other income (expense) – net.
Snap-on intends to make contributions of $6.9 million to its foreign pension plans and $2.4 million to its domestic pension plans in 2023, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2023.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Postretirement Health Care Plans
Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest cost	$0.4	$0.3	$1.5	$0.9
Expected return on plan assets	(0.1)	(0.2)	(0.5)	(0.5)
Amortization of unrecognized gain	(0.3)	—	(0.9)	—
Net periodic postretirement health care cost	$—	$0.1	$0.1	$0.4

The components of net periodic postretirement health care cost are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on other income (expense) – net.
Note 11: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance share units (“PSUs”), stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). As of September 30, 2023, the 2011 Plan had 2,633,565 shares available for future grants. The company uses treasury stock to deliver shares under the 2011 Plan.
Net stock-based compensation expense was $11.0 million and $31.4 million for the respective three and nine month periods ended September 30, 2023, and $8.1 million and $25.6 million for the respective three and nine month periods ended October 1, 2022. Cash received from stock purchase plan and stock option exercises during the respective three and nine month periods ended September 30, 2023, totaled $9.9 million and $94.5 million. Cash received from stock purchase plan and stock option exercises during the respective three and nine month periods ended October 1, 2022, totaled $12.2 million and $41.4 million. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $2.6 million and $13.1 million for the respective three and nine month periods ended September 30, 2023, and $3.3 million and $7.2 million for the respective three and nine month periods ended October 1, 2022.

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
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the nine month periods ended September 30, 2023, and October 1, 2022, using the Black-Scholes valuation model:

	Nine Months Ended
	September 30, 2023	October 1, 2022
Expected term of option (in years)	4.89	5.14
Expected volatility factor	23.99%	22.61%
Expected dividend yield	2.60%	2.68%
Risk-free interest rate	3.99%	2.00%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of stock option activity as of and for the nine months ended September 30, 2023:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	2,349	$163.07
Granted	241	249.28
Exercised	(524)	150.06
Forfeited or expired	(22)	218.12
Outstanding at September 30, 2023	2,044	175.99	5.4	$161.7
Exercisable at September 30, 2023	1,535	159.80	4.4	146.3

*	Weighted-average
The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2023, and October 1, 2022, was $51.09 and $34.35, respectively. The intrinsic value of stock options exercised was $9.9 million and $57.0 million during the respective three and nine month periods ended September 30, 2023, and $13.1 million and $23.3 million during the respective three and nine month periods ended October 1, 2022. The fair value of stock options vested was $9.1 million and $10.5 million during the respective nine month periods ended September 30, 2023, and October 1, 2022.

As of September 30, 2023, there was $14.5 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.
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
The fair value of PSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of PSUs granted during the nine months ended September 30, 2023, and October 1, 2022, was $249.26 and $204.87, respectively. PSUs related to 60,402 shares and 46,217 shares were paid out during the nine months ended September 30, 2023, and October 1, 2022, respectively. Earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
Changes to the company’s non-vested PSUs during the nine months ended September 30, 2023, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested PSUs at December 31, 2022	199	$196.51
Granted	58	249.26
Performance assumption change **	30	211.67
Vested	—	—
Cancellations and other	(4)	215.56
Non-vested PSUs at September 30, 2023	283	208.71

*	Weighted-average
**	Reflects the number of PSUs above target levels based on performance metrics.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2023, there was $20.6 million of unrecognized compensation cost related to non-vested PSUs that are expected to be recognized as a charge to earnings over a weighted-average period of 1.0 year.

Restricted stock units: RSUs are earned and expensed using the fair value of the award over the contractual term of three years. Vesting of the RSUs is dependent upon continued employment over the three-year cliff vesting period.
The fair value of RSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2023, and October 1, 2022, was $249.26 and $211.67, respectively.
Changes to the company’s non-vested RSUs during the nine months ended September 30, 2023, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested RSUs at December 31, 2022	58	$200.16
Granted	26	249.26
Vested	(1)	196.44
Cancellations and other	(2)	215.96
Non-vested RSUs at September 30, 2023	81	215.66

*	Weighted-average

As of September 30, 2023, there was $8.1 million of unrecognized compensation cost related to non-vested RSUs that are expected to be recognized as a charge to earnings over a weighted-average period of 1.2 years.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the nine months ended September 30, 2023, and October 1, 2022, using the Black-Scholes valuation model:

	Nine Months Ended
	September 30, 2023	October 1, 2022
Expected term of stock-settled SARs (in years)	4.08	4.02
Expected volatility factor	24.68%	23.09%
Expected dividend yield	2.60%	2.68%
Risk-free interest rate	3.87%	1.96%
Below is a summary of stock-settled SARs as of and for the nine months ended September 30, 2023:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	385	$170.11
Granted	62	249.26
Exercised	(47)	152.40
Forfeited or expired	(73)	161.76
Outstanding at September 30, 2023	327	189.52	6.7	$21.4
Exercisable at September 30, 2023	195	165.35	5.4	17.5

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the nine months ended September 30, 2023, and October 1, 2022, was $48.85 and $32.63, respectively. The intrinsic value of stock-settled SARs exercised was $0.2 million and $5.0 million during the respective three and nine month periods ended September 30, 2023, and $0.5 million and $1.2 million during the respective three and nine month periods ended October 1, 2022. The fair value of stock-settled SARs vested was $1.9 million and $2.0 million during the respective nine month periods ended September 30, 2023, and October 1, 2022.
As of September 30, 2023, there was $3.6 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.
The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the nine months ended September 30, 2023, and October 1, 2022, using the Black-Scholes valuation model:

	Nine Months Ended
	September 30, 2023	October 1, 2022
Expected term of cash-settled SARs (in years)	3.54	3.37
Expected volatility factor	23.97%	23.78%
Expected dividend yield	2.54%	2.82%
Risk-free interest rate	4.80%	4.25%
The intrinsic value of cash-settled SARs exercised was zero and $0.4 million for the respective three and nine month periods ended September 30, 2023, and zero and $0.6 million for the respective three and nine month periods ended October 1, 2022. The fair value of cash-settled SARs vested was $0.1 million for both the nine month periods ended September 30, 2023, and October 1, 2022.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes to the company’s non-vested cash-settled SARs during the nine months ended September 30, 2023, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at December 31, 2022	2	$53.24
Granted	1	51.86
Vested	(1)	79.48
Non-vested cash-settled SARs at September 30, 2023	2	59.29

*	Weighted-average

As of September 30, 2023, there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.
Restricted stock awards – non-employee directors: The company awarded 5,760 shares and 6,525 shares of restricted stock to non-employee directors for the respective nine month periods ended September 30, 2023, and October 1, 2022. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

Employee stock purchase plan: Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records compensation expense when Snap-on’s period-end stock price is greater than the plan purchase price. There were 27,225 shares and 18,452 shares issued under this plan for the respective nine month periods ended September 30, 2023, and October 1, 2022. As of September 30, 2023, 551,598 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $1.9 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was zero and $1.0 million for the three and nine month periods ended September 30, 2023, respectively. The company did not recognize any compensation expense for plan participants for both the three and nine month periods ended October 1, 2022.

Franchisee stock purchase plan: All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records mark-to-market expense when Snap-on’s period-end stock price is greater than the plan purchase price. There were 46,510 shares and 44,937 shares issued under this plan for the respective nine month periods ended September 30, 2023, and October 1, 2022. As of September 30, 2023, 178,715 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $4.3 million. Participants are able to withdraw from the plan at any time prior to the ending date and generally receive back all contributions made during the plan year. The company recognized market-to-market expense of zero and $1.6 million for the three and nine month periods ended September 30, 2023. The company did not recognize any mark-to-market expense for both the three and nine month periods ended October 1, 2022.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Weighted-average common shares outstanding	52,822,472	53,212,751	52,932,781	53,307,241
Effect of dilutive securities	1,079,707	937,026	1,057,822	926,291
Weighted-average common shares outstanding, assuming dilution	53,902,179	54,149,777	53,990,603	54,233,532

The dilutive effect of the potential exercise of outstanding stock options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of both September 30, 2023, and October 1, 2022, there were no awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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
Snap-on’s product warranty accrual activity for the three and nine months ended September 30, 2023, and October 1, 2022, is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Warranty reserve:
Beginning of period	$14.9	$16.0	$14.3	$17.3
Additions	3.6	3.0	11.5	8.4
Usage	(3.9)	(3.7)	(11.2)	(10.4)
End of period	$14.6	$15.3	$14.6	$15.3

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14: Leases

Lessee accounting: Supplemental balance sheet information related to leases as of September 30, 2023, and December 31, 2022, is as follows:

(Amounts in millions)	September 30, 2023	December 31, 2022
Finance leases:
Property and equipment - gross	$17.9	$19.4
Accumulated depreciation and amortization	(15.6)	(16.4)
Property and equipment - net	$2.3	$3.0

Other accrued liabilities	$1.6	$2.0
Other long-term liabilities	1.2	1.9
Total finance lease liabilities	$2.8	$3.9

Operating leases:
Operating lease right-of-use assets	$68.7	$61.5

Other accrued liabilities	$21.4	$19.4
Operating lease liabilities	50.6	44.7
Total operating lease liabilities	$72.0	$64.1

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
See Note 3 for additional information on finance and contract receivables.
Note 15: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest income	$10.9	$4.6	$28.8	$6.7
Net foreign exchange loss	(2.2)	(0.9)	(7.1)	(3.5)
Net periodic pension and postretirement benefits – non-service	9.4	9.1	28.2	27.2
Other	(0.1)	0.3	0.1	0.3
Total other income (expense) – net	$18.0	$13.1	$50.0	$30.7

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Accumulated Other Comprehensive Income (Loss)
Below is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended September 30, 2023:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of July 1, 2023	$(254.2)	$6.5	$(263.0)	$(510.7)
Other comprehensive loss before reclassifications	(52.3)	—	—	(52.3)
Amounts reclassified from Accumulated OCI	—	(0.4)	0.1	(0.3)
Net other comprehensive income (loss)	(52.3)	(0.4)	0.1	(52.6)
Balance as of September 30, 2023	$(306.5)	$6.1	$(262.9)	$(563.3)

Below is a summary of net changes in Accumulated OCI by component and net of tax for the nine months ended September 30, 2023:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 31, 2022	$(272.5)	$7.3	$(263.1)	$(528.3)
Other comprehensive loss before reclassifications	(34.0)	—	—	(34.0)
Amounts reclassified from Accumulated OCI	—	(1.2)	0.2	(1.0)
Net other comprehensive income (loss)	(34.0)	(1.2)	0.2	(35.0)
Balance as of September 30, 2023	$(306.5)	$6.1	$(262.9)	$(563.3)

Below is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended October 1, 2022:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of July 2, 2022	$(265.1)	$8.1	$(200.7)	$(457.7)
Other comprehensive loss before reclassifications	(127.6)	—	—	(127.6)
Amounts reclassified from Accumulated OCI	—	(0.4)	3.4	3.0
Net other comprehensive income (loss)	(127.6)	(0.4)	3.4	(124.6)
Balance as of October 1, 2022	$(392.7)	$7.7	$(197.3)	$(582.3)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of net changes in Accumulated OCI by component and net of tax for the nine months ended October 1, 2022:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of January 1, 2022	$(145.1)	$8.9	$(207.7)	$(343.9)
Other comprehensive loss before reclassifications	(247.6)	—	—	(247.6)
Amounts reclassified from Accumulated OCI	—	(1.2)	10.4	9.2
Net other comprehensive income (loss)	(247.6)	(1.2)	10.4	(238.4)
Balance as of October 1, 2022	$(392.7)	$7.7	$(197.3)	$(582.3)

The reclassifications out of Accumulated OCI for the three and nine month periods ended September 30, 2023, and October 1, 2022, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022	Statement of Earnings Presentation
Gains on cash flow hedges:
Treasury locks	$0.4	$0.4	$1.2	$1.2	Interest expense
Income tax expense	—	—	—	—	Income tax expense
Net of tax	0.4	0.4	1.2	1.2

Amortization of net unrecognized losses	$(0.1)	$(4.6)	$(0.2)	$(13.8)	See footnote below*
Income tax benefit	—	1.2	—	3.4	Income tax expense
Net of tax	(0.1)	(3.4)	(0.2)	(10.4)
Total reclassifications for the period, net of tax	$0.3	$(3.0)	$1.0	$(9.2)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 9 and Note 10 for additional information.

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
Financial Data by Segment:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales:
Commercial & Industrial Group	$366.4	$356.8	$1,094.4	$1,056.0
Snap-on Tools Group	515.4	496.6	1,575.5	1,529.3
Repair Systems & Information Group	431.8	414.0	1,330.4	1,229.0
Segment net sales	1,313.6	1,267.4	4,000.3	3,814.3
Intersegment eliminations	(154.3)	(164.9)	(466.7)	(477.4)
Total net sales	1,159.3	1,102.5	3,533.6	3,336.9
Financial Services revenue	94.9	87.3	280.9	261.4
Total revenues	$1,254.2	$1,189.8	$3,814.5	$3,598.3
Operating earnings:
Commercial & Industrial Group	$58.1	$52.3	$172.0	$149.7
Snap-on Tools Group	113.4	102.2	382.8	342.6
Repair Systems & Information Group	104.9	95.4	319.9	282.7
Financial Services	69.4	66.4	202.6	202.1
Segment operating earnings	345.8	316.3	1,077.3	977.1
Corporate	(31.2)	(26.4)	(92.7)	(81.8)
Operating earnings	314.6	289.9	984.6	895.3
Interest expense	(12.4)	(11.8)	(37.4)	(35.1)
Other income (expense) – net	18.0	13.1	50.0	30.7
Earnings before income taxes	$320.2	$291.2	$997.2	$890.9

(Amounts in millions)	September 30, 2023	December 31, 2022
Assets:
Commercial & Industrial Group	$1,238.6	$1,245.8
Snap-on Tools Group	945.1	912.9
Repair Systems & Information Group	1,645.4	1,678.1
Financial Services	2,383.0	2,242.7
Total assets from reportable segments	6,212.1	6,079.5
Corporate	1,175.1	972.9
Elimination of intersegment receivables	(82.9)	(79.6)
Total assets	$7,304.3	$6,972.8

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
•The impact of outbreaks of infectious diseases as well as the effects of governmental actions related thereto on Snap-on’s business, which could have the potential to amplify the impact of the other risks facing the company; and
•Other world or local events outside Snap-on’s control, including terrorist disruptions, armed conflicts and civil unrest.

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
RESULTS OF OPERATIONS
Results of operations for the three months ended September 30, 2023, and October 1, 2022, are as follows:

	Three Months Ended
(Amounts in millions)	September 30, 2023		October 1, 2022		Change
Net sales	$1,159.3	100.0%	$1,102.5	100.0%	$56.8	5.2%
Cost of goods sold	(581.1)	(50.1)%	(569.9)	(51.7)%	(11.2)	(2.0)%
Gross profit	578.2	49.9%	532.6	48.3%	45.6	8.6%
Operating expenses	(333.0)	(28.7)%	(309.1)	(28.0)%	(23.9)	(7.7)%
Operating earnings before financial services	245.2	21.2%	223.5	20.3%	21.7	9.7%

Financial services revenue	94.9	100.0%	87.3	100.0%	7.6	8.7%
Financial services expenses	(25.5)	(26.9)%	(20.9)	(23.9)%	(4.6)	(22.0)%
Operating earnings from financial services	69.4	73.1%	66.4	76.1%	3.0	4.5%

Operating earnings	314.6	25.1%	289.9	24.4%	24.7	8.5%
Interest expense	(12.4)	(1.0)%	(11.8)	(1.0)%	(0.6)	(5.1)%
Other income (expense) – net	18.0	1.4%	13.1	1.1%	4.9	37.4%
Earnings before income taxes	320.2	25.5%	291.2	24.5%	29.0	10.0%
Income tax expense	(71.1)	(5.6)%	(61.7)	(5.2)%	(9.4)	(15.2)%
Net earnings	249.1	19.9%	229.5	19.3%	19.6	8.5%
Net earnings attributable to noncontrolling interests	(6.0)	(0.5)%	(5.6)	(0.5)%	(0.4)	(7.1)%
Net earnings attributable to Snap-on Inc.	$243.1	19.4%	$223.9	18.8%	$19.2	8.6%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $1,159.3 million in the third quarter of 2023 represented an increase of $56.8 million, or 5.2%, from 2022 levels, reflecting a $52.4 million, or 4.7%, organic gain and $4.4 million of favorable foreign currency translation.

Gross profit of $578.2 million in the third quarter of 2023 compared to $532.6 million last year, an increase of $45.6 million or 8.6%. Gross margin (gross profit as a percentage of net sales) in the quarter improved 160 basis points (100 basis points (“bps”) equals 1.0 percent) from the third quarter of 2022 primarily due to increased sales volumes and pricing actions, lower material and other costs, and benefits from the company’s “Rapid Continuous Improvement” or “RCI” initiatives. These improvements were partially offset by 50 bps of unfavorable foreign currency effects.
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

Operating expenses of $333.0 million in the third quarter of 2023 compared to $309.1 million in 2022. Operating expenses as a percentage of net sales rose 70 bps from last year primarily reflecting increased personnel and other costs.
Operating earnings before financial services of $245.2 million in the third quarter of 2023 compared to $223.5 million in 2022, an increase of $21.7 million or 9.7%. As a percentage of net sales, operating earnings before financial services were 21.2% compared to 20.3% last year.
Financial services revenue of $94.9 million in the third quarter of 2023 compared to $87.3 million last year. Financial services operating earnings of $69.4 million in the period compared to $66.4 million in 2022.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating earnings of $314.6 million in the third quarter of 2023 compared to $289.9 million in 2022, an increase of $24.7 million or 8.5%. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 25.1% in the quarter compared to 24.4% last year.
Interest expense in the third quarter of 2023 increased $0.6 million compared to last year. See Note 7 to the Condensed Consolidated Financial Statements for additional information on debt and credit facilities.
Other income (expense) – net primarily includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 15 to the Condensed Consolidated Financial Statements for additional information on Other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on was 22.6% in the third quarter of 2023 and 21.6% in the third quarter of 2022. See Note 6 to the Condensed Consolidated Financial Statements for additional information on income taxes.
Net earnings attributable to Snap-on of $243.1 million, or $4.51 per diluted share, in the third quarter of 2023 compared to $223.9 million, or $4.14 per diluted share, in the third quarter of 2022, an increase of $19.2 million or $0.37 per diluted share.

Results of operations for the nine months ended September 30, 2023, and October 1, 2022, are as follows:

	Nine Months Ended
(Amounts in millions)	September 30, 2023		October 1, 2022		Change
Net sales	$3,533.6	100.0%	$3,336.9	100.0%	$196.7	5.9%
Cost of goods sold	(1,762.1)	(49.9)%	(1,716.5)	(51.4)%	(45.6)	(2.7)%
Gross profit	1,771.5	50.1%	1,620.4	48.6%	151.1	9.3%
Operating expenses	(989.5)	(28.0)%	(927.2)	(27.8)%	(62.3)	(6.7)%
Operating earnings before financial services	782.0	22.1%	693.2	20.8%	88.8	12.8%

Financial services revenue	280.9	100.0%	261.4	100.0%	19.5	7.5%
Financial services expenses	(78.3)	(27.9)%	(59.3)	(22.7)%	(19.0)	(32.0)%
Operating earnings from financial services	202.6	72.1%	202.1	77.3%	0.5	0.2%

Operating earnings	984.6	25.8%	895.3	24.9%	89.3	10.0%
Interest expense	(37.4)	(1.0)%	(35.1)	(1.0)%	(2.3)	(6.6)%
Other income (expense) – net	50.0	1.3%	30.7	0.9%	19.3	62.9%
Earnings before income taxes	997.2	26.1%	890.9	24.8%	106.3	11.9%
Income tax expense	(223.9)	(5.8)%	(201.5)	(5.6)%	(22.4)	(11.1)%
Net earnings	773.3	20.3%	689.4	19.2%	83.9	12.2%
Net earnings attributable to noncontrolling interests	(17.5)	(0.5)%	(16.6)	(0.5)%	(0.9)	(5.4)%
Net earnings attributable to Snap-on Inc.	$755.8	19.8%	$672.8	18.7%	$83.0	12.3%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $3,533.6 million in the first nine months of 2023 represented an increase of $196.7 million, or 5.9%, from 2022 levels, reflecting a $224.6 million, or 6.8%, organic gain, partially offset by $27.9 million of unfavorable foreign currency translation.

Gross profit of $1,771.5 million in the first nine months of 2023 compared to $1,620.4 million last year, an increase of $151.1 million or 9.3%. Gross margin improved 150 bps from 2022 primarily due to increased sales volumes and pricing actions, lower material and other costs, and benefits from the company’s RCI initiatives. These improvements were partially offset by 40 bps of unfavorable foreign currency effects.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating expenses of $989.5 million in the first nine months of 2023 compared to $927.2 million last year. Operating expenses as a percentage of net sales rose 20 bps from last year primarily reflecting increased personnel and other costs, partially offset by benefits from higher sales volumes.
Operating earnings before financial services of $782.0 million in the first nine months of 2023 compared to $693.2 million in 2022, an increase of $88.8 million or 12.8%. As a percentage of net sales, operating earnings before financial services were 22.1% compared to 20.8% last year.
Financial services revenue of $280.9 million in the first nine months of 2023 compared to $261.4 million last year. Financial services operating earnings of $202.6 million in the period compared to $202.1 million in 2022.
Operating earnings of $984.6 million in the first nine months of 2023 compared to $895.3 million in 2022, an increase of $89.3 million or 10.0%. As a percentage of revenues, operating earnings of 25.8% compared to 24.9% last year.
Interest expense in the first nine months of 2023 increased $2.3 million compared to last year. See Note 7 to the Condensed Consolidated Financial Statements for additional information on debt and credit facilities.
Other income (expense) – net primarily includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 15 to the Condensed Consolidated Financial Statements for additional information on Other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on was 22.9% in the first nine months of 2023 and 23.0% in 2022. See Note 6 to the Condensed Consolidated Financial Statements for additional information on income taxes.
Net earnings attributable to Snap-on of $755.8 million, or $14.00 per diluted share, in the first nine months of 2023 compared to $672.8 million, or $12.41 per diluted share, in 2022, an increase of $83.0 million or $1.59 per diluted share.
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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	September 30, 2023		October 1, 2022		Change
External net sales	$280.5	76.6%	$262.8	73.7%	$17.7	6.7%
Intersegment net sales	85.9	23.4%	94.0	26.3%	(8.1)	(8.6)%
Segment net sales	366.4	100.0%	356.8	100.0%	9.6	2.7%
Cost of goods sold	(223.4)	(61.0)%	(225.0)	(63.1)%	1.6	0.7%
Gross profit	143.0	39.0%	131.8	36.9%	11.2	8.5%
Operating expenses	(84.9)	(23.1)%	(79.5)	(22.2)%	(5.4)	(6.8)%
Segment operating earnings	$58.1	15.9%	$52.3	14.7%	$5.8	11.1%

Segment net sales of $366.4 million in the third quarter of 2023 represented an increase of $9.6 million, or 2.7%, from 2022 levels, reflecting an $11.2 million, or 3.2%, organic sales gain, partially offset by $1.6 million of unfavorable foreign currency translation. The organic increase is primarily due to a double-digit gain in sales to customers in critical industries, partially offset by a double-digit decline in the segment’s Asia Pacific operations.
Segment gross margin in the third quarter improved 210 bps from last year, primarily reflecting increased sales volumes in the higher-gross-margin critical industry sector, pricing actions, and benefits from the segment’s RCI initiatives. These improvements were partially offset by 60 bps of unfavorable foreign currency effects.

Segment operating expenses as a percentage of sales in the third quarter rose 90 bps as compared to 2022 primarily due to increased sales in higher-expense businesses, as well as increased personnel and other costs.

As a result of these factors, segment operating earnings of $58.1 million in the third quarter of 2023, including $2.9 million of unfavorable foreign currency effects, compared to $52.3 million in 2022, an increase of $5.8 million or 11.1%. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 15.9% in the third quarter of 2023 compared to 14.7% in 2022.

	Nine Months Ended
(Amounts in millions)	September 30, 2023		October 1, 2022		Change
External net sales	$848.9	77.6%	$800.1	75.8%	$48.8	6.1%
Intersegment net sales	245.5	22.4%	255.9	24.2%	(10.4)	(4.1)%
Segment net sales	1,094.4	100.0%	1,056.0	100.0%	38.4	3.6%
Cost of goods sold	(666.2)	(60.9)%	(666.7)	(63.1)%	0.5	0.1%
Gross profit	428.2	39.1%	389.3	36.9%	38.9	10.0%
Operating expenses	(256.2)	(23.4)%	(239.6)	(22.7)%	(16.6)	(6.9)%
Segment operating earnings	$172.0	15.7%	$149.7	14.2%	$22.3	14.9%

Segment net sales of $1,094.4 million in the first nine months of 2023 represented an increase of $38.4 million, or 3.6%, from 2022 levels, reflecting a $58.1 million, or 5.6%, organic sales gain, partially offset by $19.7 million of unfavorable foreign currency translation. The organic increase primarily reflects a double-digit gain in sales to customers in critical industries.
Segment gross margin in the first nine months improved 220 bps from last year, primarily due to increased sales volumes in the higher-gross-margin critical industry sector, pricing actions, and benefits from the segment’s RCI initiatives. These improvements were partially offset by 30 bps of unfavorable foreign currency effects.

Segment operating expenses as a percentage of sales in the first nine months rose 70 bps as compared to 2022 primarily reflecting increased sales in higher-expense businesses.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
As a result of these factors, segment operating earnings of $172.0 million in the first nine months of 2023, including $7.6 million of unfavorable foreign currency effects, compared to $149.7 million in 2022, an increase of $22.3 million or 14.9%. Operating margin for the Commercial & Industrial Group of 15.7% in the first nine months of 2023 compared to 14.2% in 2022.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	September 30, 2023		October 1, 2022		Change
Segment net sales	$515.4	100.0%	$496.6	100.0%	$18.8	3.8%
Cost of goods sold	(276.8)	(53.7)%	(273.4)	(55.1)%	(3.4)	(1.2)%
Gross profit	238.6	46.3%	223.2	44.9%	15.4	6.9%
Operating expenses	(125.2)	(24.3)%	(121.0)	(24.3)%	(4.2)	(3.5)%
Segment operating earnings	$113.4	22.0%	$102.2	20.6%	$11.2	11.0%

Segment net sales of $515.4 million in the third quarter of 2023 represented an increase of $18.8 million, or 3.8%, from 2022 levels, reflecting an $18.3 million, or 3.7%, organic sales gain and $0.5 million of favorable foreign currency translation. The organic increase is due to a double-digit gain in the segment’s international operations and a low single-digit increase in the U.S. operations.
Segment gross margin in the third quarter improved 140 bps from last year primarily reflecting increased sales volumes and pricing actions, and benefits from the segment’s RCI initiatives. These improvements were partially offset by 50 bps of unfavorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the third quarter was unchanged from last year with benefits from higher sales volumes offset by increased personnel and other costs.
As a result of these factors, segment operating earnings of $113.4 million in the third quarter of 2023, including $2.7 million of unfavorable foreign currency effects, compared to $102.2 million in 2022, an increase of $11.2 million or 11.0%. Operating margin for the Snap-on Tools Group of 22.0% in the third quarter of 2023 compared to 20.6% last year.

	Nine Months Ended
(Amounts in millions)	September 30, 2023		October 1, 2022		Change
Segment net sales	$1,575.5	100.0%	$1,529.3	100.0%	$46.2	3.0%
Cost of goods sold	(826.5)	(52.5)%	(833.4)	(54.5)%	6.9	0.8%
Gross profit	749.0	47.5%	695.9	45.5%	53.1	7.6%
Operating expenses	(366.2)	(23.2)%	(353.3)	(23.1)%	(12.9)	(3.7)%
Segment operating earnings	$382.8	24.3%	$342.6	22.4%	$40.2	11.7%

Segment net sales of $1,575.5 million in the first nine months of 2023 represented an increase of $46.2 million, or 3.0%, from 2022 levels, reflecting a $56.0 million, or 3.7%, organic sales gain, partially offset by $9.8 million of unfavorable foreign currency translation. The organic increase is due to a low single-digit gain in the U.S. operations and a high single-digit increase in the segment’s international operations.
Segment gross margin in the first nine months improved 200 bps from last year primarily reflecting increased sales volumes and pricing actions, lower material and other costs, and benefits from the segment’s RCI initiatives. These improvements were partially offset by 60 bps of unfavorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the first nine months rose 10 bps from last year primarily due to increased personnel and other costs, mostly offset by benefits from higher sales volumes.
As a result of these factors, segment operating earnings of $382.8 million in the first nine months of 2023, including $12.4 million of unfavorable foreign currency effects, compared to $342.6 million in 2022, an increase of $40.2 million or 11.7%. Operating margin for the Snap-on Tools Group of 24.3% in the first nine months of 2023 compared to 22.4% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	September 30, 2023		October 1, 2022		Change
External net sales	$363.4	84.2%	$343.1	82.9%	$20.3	5.9%
Intersegment net sales	68.4	15.8%	70.9	17.1%	(2.5)	(3.5)%
Segment net sales	431.8	100.0%	414.0	100.0%	17.8	4.3%
Cost of goods sold	(235.2)	(54.5)%	(236.4)	(57.1)%	1.2	0.5%
Gross profit	196.6	45.5%	177.6	42.9%	19.0	10.7%
Operating expenses	(91.7)	(21.2)%	(82.2)	(19.9)%	(9.5)	(11.6)%
Segment operating earnings	$104.9	24.3%	$95.4	23.0%	$9.5	10.0%

Segment net sales of $431.8 million in the third quarter of 2023 represented an increase of $17.8 million, or 4.3%, from 2022 levels, reflecting a $13.0 million, or 3.1%, organic sales gain and $4.8 million of favorable foreign currency translation. The organic increase includes a high single-digit gain in sales of undercar equipment and a low single-digit increase in sales of diagnostic and repair information products to independent repair shop owners and managers, partially offset by a low single-digit decline in activity with OEM dealerships.
Segment gross margin in the third quarter improved 260 bps from last year primarily due to lower material and other costs, increased sales volumes, and savings from RCI initiatives.
Segment operating expenses as a percentage of net sales in the third quarter rose 130 bps from 2022 primarily reflecting increased personnel and other costs.
As a result of these factors, segment operating earnings of $104.9 million in the third quarter of 2023, including $0.2 million of favorable foreign currency effects, compared to $95.4 million in 2022, an increase of $9.5 million or 10.0%. Operating margin for the Repair Systems & Information Group of 24.3% in the third quarter of 2023 compared to 23.0% last year.

	Nine Months Ended
(Amounts in millions)	September 30, 2023		October 1, 2022		Change
External net sales	$1,109.2	83.4%	$1,007.5	82.0%	$101.7	10.1%
Intersegment net sales	221.2	16.6%	221.5	18.0%	(0.3)	(0.1)%
Segment net sales	1,330.4	100.0%	1,229.0	100.0%	101.4	8.3%
Cost of goods sold	(736.1)	(55.3)%	(693.8)	(56.5)%	(42.3)	(6.1)%
Gross profit	594.3	44.7%	535.2	43.5%	59.1	11.0%
Operating expenses	(274.4)	(20.7)%	(252.5)	(20.5)%	(21.9)	(8.7)%
Segment operating earnings	$319.9	24.0%	$282.7	23.0%	$37.2	13.2%

Segment net sales of $1,330.4 million in the first nine months of 2023 represented an increase of $101.4 million, or 8.3%, from 2022 levels, reflecting a $102.9 million, or 8.4%, organic sales increase, partially offset by $1.5 million of unfavorable foreign currency translation. The organic gain includes double-digit increases in sales of undercar equipment, high single-digit gains in activity with OEM dealerships, and a low single-digit increase in sales of diagnostic and repair information products to independent repair shop owners and managers.
Segment gross margin in the first nine months improved 120 bps from last year primarily due to increased sales volumes and pricing actions, lower material and other costs, and savings from RCI initiatives.
Segment operating expenses as a percentage of net sales in the first nine months rose 20 bps from 2022, primarily reflecting increased personnel and other costs, partially offset by benefits from sales volume leverage.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
As a result of these factors, segment operating earnings of $319.9 million in the first nine months of 2023, including $0.9 million of favorable foreign currency effects, compared to $282.7 million in 2022, an increase of $37.2 million or 13.2%. Operating margin for the Repair Systems & Information Group of 24.0% in the first nine months of 2023 compared to 23.0% last year.
Financial Services

	Three Months Ended
(Amounts in millions)	September 30, 2023		October 1, 2022		Change
Financial services revenue	$94.9	100.0%	$87.3	100.0%	$7.6	8.7%
Financial services expenses	(25.5)	(26.9)%	(20.9)	(23.9)%	(4.6)	(22.0)%
Segment operating earnings	$69.4	73.1%	$66.4	76.1%	$3.0	4.5%

Financial services revenue is generally dependent on the size of the average financial services portfolio during the period, as well as on the average yield on receivables. Financial services revenue of $94.9 million in the third quarter of 2023 increased $7.6 million, or 8.7%, from last year. In the third quarters of both 2023 and 2022, the average yield on finance receivables was 17.7%. In the third quarters of 2023 and 2022, the average yields on contract receivables were 8.8% and 8.6%, respectively. Originations of $305.2 million in the third quarter of 2023 represented an increase of $5.0 million, or 1.7%, from 2022 levels.
Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses in the third quarter of 2023 increased primarily due to higher provisions for credit losses as compared to those recorded in the third quarter of 2022. As a percentage of the average financial services portfolio, expenses were 1.1% in the third quarter of 2023 and 0.9% in 2022.
Segment operating earnings in the third quarter of 2023 increased $3.0 million, or 4.5%, from 2022 levels.

	Nine Months Ended
(Amounts in millions)	September 30, 2023		October 1, 2022		Change
Financial services revenue	$280.9	100.0%	$261.4	100.0%	$19.5	7.5%
Financial services expenses	(78.3)	(27.9)%	(59.3)	(22.7)%	(19.0)	(32.0)%
Segment operating earnings	$202.6	72.1%	$202.1	77.3%	$0.5	0.2%

Financial services revenue of $280.9 million in the first nine months of 2023 increased $19.5 million, or 7.5%, from 2022. In the first nine months of 2023 and 2022, the respective average yields on finance receivables were 17.7% and 17.6%. In the first nine months of 2023 and 2022, the average yields on contract receivables were 8.7% and 8.5%, respectively. Originations of $932.4 million in the first nine months of 2023 represented an increase of $79.0 million, or 9.3%, from 2022 levels.
Financial services expenses in the first nine months of 2023 increased primarily due to higher provisions for credit losses as compared to those recorded in 2022. As a percentage of the average financial services portfolio, expenses were 3.3% in the first nine months of 2023 and 2.7% in the same period in 2022.
Segment operating earnings in the first nine months of 2023, including $0.8 million of unfavorable foreign currency effects, increased $0.5 million, or 0.2%, from 2022 levels.

Corporate
Snap-on’s third quarter 2023 general corporate expenses of $31.2 million compared to $26.4 million last year. For the first nine months of 2023, expenses of $92.7 million compared to $81.8 million recorded in 2022. The year-over-year increases in corporate expenses in 2023 for both periods primarily reflect higher stock-based and performance-based compensation.

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

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended September 30, 2023, and October 1, 2022, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$1,159.3	$1,102.5	$—	$—
Cost of goods sold	(581.1)	(569.9)	—	—
Gross profit	578.2	532.6	—	—
Operating expenses	(333.0)	(309.1)	—	—
Operating earnings before financial services	245.2	223.5	—	—

Financial services revenue	—	—	94.9	87.3
Financial services expenses	—	—	(25.5)	(20.9)
Operating earnings from financial services	—	—	69.4	66.4

Operating earnings	245.2	223.5	69.4	66.4
Interest expense	(12.4)	(11.7)	—	(0.1)
Intersegment interest income (expense) – net	16.1	14.7	(16.1)	(14.7)
Other income (expense) – net	17.9	13.0	0.1	0.1
Earnings before income taxes and equity earnings	266.8	239.5	53.4	51.7
Income tax expense	(57.3)	(48.4)	(13.8)	(13.3)
Earnings before equity earnings	209.5	191.1	39.6	38.4
Financial services – net earnings attributable to Snap-on	39.6	38.4	—	—
Net earnings	249.1	229.5	39.6	38.4
Net earnings attributable to noncontrolling interests	(6.0)	(5.6)	—	—
Net earnings attributable to Snap-on	$243.1	$223.9	$39.6	$38.4
* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the nine months ended September 30, 2023, and October 1, 2022, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$3,533.6	$3,336.9	$—	$—
Cost of goods sold	(1,762.1)	(1,716.5)	—	—
Gross profit	1,771.5	1,620.4	—	—
Operating expenses	(989.5)	(927.2)	—	—
Operating earnings before financial services	782.0	693.2	—	—

Financial services revenue	—	—	280.9	261.4
Financial services expenses	—	—	(78.3)	(59.3)
Operating earnings from financial services	—	—	202.6	202.1

Operating earnings	782.0	693.2	202.6	202.1
Interest expense	(37.4)	(35.0)	—	(0.1)
Intersegment interest income (expense) – net	47.9	44.5	(47.9)	(44.5)
Other income (expense) – net	49.8	30.5	0.2	0.2
Earnings before income taxes and equity earnings	842.3	733.2	154.9	157.7
Income tax expense	(183.8)	(160.9)	(40.1)	(40.6)
Earnings before equity earnings	658.5	572.3	114.8	117.1
Financial services – net earnings attributable to Snap-on	114.8	117.1	—	—
Net earnings	773.3	689.4	114.8	117.1
Net earnings attributable to noncontrolling interests	(17.5)	(16.6)	—	—
Net earnings attributable to Snap-on	$755.8	$672.8	$114.8	$117.1

* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of September 30, 2023, and December 31, 2022, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$959.1	$757.1	$0.2	$0.1
Intersegment receivables	17.7	13.4	—	—
Trade and other accounts receivable – net	776.0	761.1	0.8	0.6
Finance receivables – net	—	—	597.5	562.2
Contract receivables – net	5.7	5.9	113.9	104.0
Inventories – net	1,032.9	1,033.1	—	—
Prepaid expenses and other assets	124.8	149.2	5.7	5.8
Total current assets	2,916.2	2,719.8	718.1	672.7

Property and equipment – net	521.9	510.7	2.9	1.9
Operating lease right-of-use assets	67.6	60.1	1.1	1.4
Investment in Financial Services	386.0	363.9	—	—
Deferred income tax assets	51.8	48.4	23.8	21.6
Intersegment long-term notes receivable	745.8	635.9	—	—
Long-term finance receivables – net	—	—	1,245.9	1,170.8
Long-term contract receivables – net	8.9	9.6	391.0	374.2
Goodwill	1,035.9	1,045.3	—	—
Other intangible assets – net	263.0	275.6	—	—
Pension assets	72.7	70.6	—	—
Other assets	28.1	27.1	0.2	0.1
Total assets	$6,097.9	$5,767.0	$2,383.0	$2,242.7
* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$17.3	$17.2	$—	$—
Accounts payable	283.3	285.8	1.0	1.2
Intersegment payables	—	—	17.7	13.4
Accrued benefits	57.5	58.6	—	—
Accrued compensation	93.2	95.6	2.9	3.0
Franchisee deposits	76.0	73.8	—	—
Other accrued liabilities	434.4	420.8	27.9	25.8
Total current liabilities	961.7	951.8	49.5	43.4

Long-term debt and intersegment long-term debt	—	—	1,930.2	1,819.7
Deferred income tax liabilities	72.8	82.1	—	—
Retiree health care benefits	21.8	23.4	—	—
Pension liabilities	57.7	78.6	—	—
Operating lease liabilities	49.8	43.6	0.8	1.1
Other long-term liabilities	81.7	84.0	16.5	14.6
Total liabilities	1,245.5	1,263.5	1,997.0	1,878.8
Total shareholders’ equity attributable to Snap-on	4,830.2	4,481.3	386.0	363.9
Noncontrolling interests	22.2	22.2	—	—
Total equity	4,852.4	4,503.5	386.0	363.9
Total liabilities and equity	$6,097.9	$5,767.0	$2,383.0	$2,242.7
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
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of October 13, 2023, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurance that financing will be available in the future on acceptable terms, or that its debt ratings will not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
Working capital (current assets less current liabilities) of $2,623.1 million as of September 30, 2023, represented an increase of $225.8 million from $2,397.3 million as of December 31, 2022 (fiscal 2022 year end), primarily as a result of the net changes discussed below.
The following represents the company’s working capital position as of September 30, 2023, and December 31, 2022:

(Amounts in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$959.3	$757.2
Trade and other accounts receivable – net	776.8	761.7
Finance receivables – net	597.5	562.2
Contract receivables – net	119.6	109.9
Inventories – net	1,032.9	1,033.1
Prepaid expenses and other assets	118.9	144.8
Total current assets	3,605.0	3,368.9

Notes payable	(17.3)	(17.2)
Accounts payable	(284.3)	(287.0)
Other current liabilities	(680.3)	(667.4)
Total current liabilities	(981.9)	(971.6)
Working capital	$2,623.1	$2,397.3

Cash and cash equivalents of $959.3 million as of September 30, 2023, represented an increase of $202.1 million from 2022 year-end levels primarily due to: (i) $857.3 million of cash generated from operations; (ii) $626.5 million of cash from collections of finance receivables; and (iii) $94.5 million of cash proceeds from stock purchase plan and stock option exercises. These increases in cash and cash equivalents were partially offset by: (i) the funding of $779.8 million of new finance receivables; (ii) dividend payments to shareholders of $257.6 million; (iii) the repurchase of 909,000 shares of the company’s common stock for $233.8 million; and (iv) the funding of $73.9 million of capital expenditures.

Of the $959.3 million of cash and cash equivalents as of September 30, 2023, $359.3 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act (“Tax Act”) generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it can be accomplished in a tax efficient manner.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Trade and other accounts receivable – net of $776.8 million as of September 30, 2023, compared to $761.7 million last year, an increase of $15.1 million primarily due to higher sales, partially offset by $3.2 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 60 days and 61 days for September 30, 2023, and December 31, 2022, respectively.
The current portions of net finance and contract receivables of $717.1 million as of September 30, 2023, compared to $672.1 million at 2022 year end. The long-term portions of net finance and contract receivables of $1,645.8 million as of September 30, 2023, compared to $1,554.6 million at 2022 year end. The combined $136.2 million increase in net current and long-term finance and contract receivables over 2022 year-end levels is primarily due to an increase in net receivable originations, partially offset by $2.6 million of foreign currency translation.
Inventories – net of $1,032.9 million as of September 30, 2023, compared to $1,033.1 million last year, a decrease of $0.2 million primarily due to $9.7 million of foreign currency translation, partially offset by increases resulting from higher demand. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 2.4 turns and 2.5 turns as of September 30, 2023, and December 31, 2022, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 58% and 61% of total inventories as of September 30, 2023, and December 31, 2022, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $113.9 million and $108.6 million as of September 30, 2023, and December 31, 2022, respectively.
Notes payable of $17.3 million as of September 30, 2023, compared to $17.2 million as of 2022 year end.
Accounts payable of $284.3 million as of September 30, 2023, compared to $287.0 million last year, a decrease of $2.7 million primarily due to the timing of payments, partially offset by $2.1 million of foreign currency translation.
Other accrued liabilities of $450.7 million as of September 30, 2023, compared to $436.4 million last year, an increase of $14.3 million primarily due to higher tax accruals, partially offset by $3.1 million of foreign currency translation.
Long-term debt of $1,184.4 million as of September 30, 2023, consisted of: (i) $300 million of unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”); (ii) $400 million of unsecured 4.10% notes that mature on March 1, 2048 (the “2048 Notes”); and (iii) $500 million of 3.10% notes that mature on May 1, 2050 (“the 2050 Notes”), partially offset by $15.6 million of unamortized debt issuance costs and issuance discounts.

On September 12, 2023, Snap-on entered into a $900 million multi-currency revolving credit facility that terminates on September 12, 2028 (the “Credit Facility”), which amended and restated in its entirety the company’s previous $800 million multi-currency revolving credit facility that was set to terminate on September 16, 2024. The Credit Facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. No amounts were borrowed or outstanding under either Credit Facility during the nine months ended as of September 30, 2023. Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of September 30, 2023, the company’s actual ratios of 0.05 and 0.21 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. As of September 30, 2023, there were no commercial paper issuances outstanding.

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
Operating Activities
Net cash provided by operating activities was $857.3 million and $464.6 million in the first nine months of 2023 and 2022, respectively. The $392.7 million year-over-year increase in net cash provided by operating activities primarily reflects a $284.7 million change in net operating assets and liabilities and an $83.9 million increase in net earnings.

Investing Activities
Net cash used by investing activities of $227.2 million in the first nine months of 2023 included additions to finance receivables of $779.8 million, partially offset by collections of $626.5 million. Net cash used by investing activities of $138.3 million in the first nine months of 2022 included additions to finance receivables of $703.7 million, partially offset by collections of $622.1 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics, and equipment products on an extended-term payment plan, with average payment terms of approximately four years.
Capital expenditures were $73.9 million and $61.5 million in the first nine months of 2023 and 2022, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and RCI.
Financing Activities
Net cash used by financing activities was $423.9 million in the first nine months of 2023. Net cash used by financing activities of $339.2 million in the first nine months of 2022 included net proceeds from other short-term borrowings of $2.6 million.
Proceeds from stock purchase plan and stock option exercises totaled $94.5 million and $41.4 million in the first nine months of 2023 and 2022, respectively. In the first nine months of 2023, Snap-on repurchased 909,000 shares of its common stock for $233.8 million under its previously announced share repurchase programs. In the first nine months of 2022, Snap-on repurchased 615,000 shares of its common stock for $132.8 million under its previously announced share repurchase programs. As of September 30, 2023, Snap-on had remaining availability to repurchase up to an additional $304.5 million in common stock pursuant to its Board’s authorizations. The repurchase of Snap-on common stock to offset dilution related to equity plan issuances or for other corporate purposes is at the company’s discretion, subject to prevailing financial and market conditions. Snap‑on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $257.6 million and $227.1 million in the first nine months of 2023 and 2022, respectively. On November 4, 2022, the Board increased the quarterly cash dividend by 14.1% to $1.62 per share ($6.48 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Critical Accounting Policies and Estimates
Snap-on’s discussion of its critical accounting policies and estimates, contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, have not materially changed since the report was filed.
Outlook
We believe that our markets and our operations possess and have demonstrated continuing and considerable resilience against the uncertainties of the current environment. For the remainder of 2023, Snap-on expects to make ongoing progress along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, we project that capital expenditures in 2023 will approximate $100 million, of which $73.9 million was incurred in the first nine months of the year.
Snap-on currently anticipates that its full-year 2023 effective income tax rate will approximate 23%.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the third quarter of 2023. Refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion.

Interest Rate Risk Management

Snap-on may manage the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements. Treasury lock agreements may be used to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. See Note 8 to the Condensed Consolidated Financial Statements for additional information on interest rate risk management.

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

The estimated maximum potential net one-day loss in fair value, calculated using the VAR model, as of September 30, 2023, was $11.9 million, consisting of a $12.3 million loss on interest rate-sensitive financial instruments and a $0.4 million gain on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2023, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
There has been no change in the company’s internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the third quarter of fiscal 2023, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution related to equity plan issuances or for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions, and pursuant to the Board’s authorizations that the company has publicly announced.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
07/02/2023 to 07/29/2023	40,000	$272.34	40,000	$331.5 million
07/30/2023 to 08/26/2023	70,000	$268.33	70,000	$314.7 million
08/27/2023 to 09/30/2023	84,000	$261.75	84,000	$304.5 million
Total/Average	194,000	$266.84	194,000	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of September 30, 2023, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $304.5 million.

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

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the third quarter of 2023 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Purchases of Snap-on Stock
Period	Shares purchased	Average price per share
07/02/2023 to 07/29/2023	—	—
07/30/2023 to 08/26/2023	—	—
08/27/2023 to 09/30/2023	600	$260.05
Total/Average	600	$260.05

Item 5: Other Information

Historically, the company’s executive officers and directors have entered into Rule 10b5-1 trading arrangements periodically. In accordance with the new disclosure requirement set forth in Item 408(a) of Regulation S-K, during the quarterly period ended September 30, 2023, no officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

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

SNAP-ON INCORPORATED
Date: October 19, 2023	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer