Form 10-K
period 2023-12-30
Snap-on Inc
filed 2024-02-16
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023, or

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
Large accelerated filer  ☒    Accelerated filer  ☐   Non-accelerated filer  ☐
Smaller reporting company  ☐     Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates (excludes 954,861 shares held by directors and executive officers) computed by reference to the price ($288.19) at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 1, 2023) was $15.0 billion.
The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 9, 2024, was 52,713,542 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on or about March 12, 2024, prepared for the Annual Meeting of Shareholders scheduled for April 25, 2024.

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
•The effects of external economic factors, including adverse developments in world financial markets, disruptions related to tariffs and other trade or sanctions issues, and global supply chain inefficiencies, including as a result of the current war in Ukraine and other regional conflicts;
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

2023 ANNUAL REPORT	3

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

Fiscal Year

Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2023” or “2023” refer to the fiscal year ended December 30, 2023; references to “fiscal 2022” or “2022” refer to the fiscal year ended December 31, 2022; and references to “fiscal 2021” or “2021” refer to the fiscal year ended January 1, 2022. References in this document to 2023, 2022 and 2021 year end refer to December 30, 2023, December 31, 2022, and January 1, 2022, respectively. Snap-on’s 2023, 2022 and 2021 fiscal years each contained 52 weeks of operating results.

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

Snap-on’s primary customer segments include: (i) commercial and industrial customers, including professionals in critical industries and in emerging markets; (ii) professional vehicle repair technicians who purchase products through the company’s multinational mobile tool distribution network; and (iii) other professional customers related to vehicle repair, including owners and managers of independent service and repair shops, as well as original equipment manufacturer (“OEM”) dealership service and repair shops (“OEM dealerships”). Snap-on’s Financial Services customer segment includes: (i) franchisees’ customers, principally serving vehicle repair technicians, and Snap-on customers who require financing for the purchase or lease of tools, diagnostics, and equipment products on an extended-term payment plan; and (ii) franchisees who require financing options for vehicle and business needs.

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government and military, power generation, transportation and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s multinational mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealerships, through direct and distributor channels. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), the company’s financial services business in the United States, and Snap-on’s other financial services subsidiaries in those international markets where Snap-on has franchise operations. See Note 19 to the Consolidated Financial Statements for information on business segments and foreign operations.

Snap-on evaluates the performance of its operating segments based on segment revenues and segment operating earnings. The Snap-on Tools Group segment revenues include external net sales, while the Commercial & Industrial Group and the Repair Systems & Information Group segment revenues include both external and intersegment net sales. Snap-on accounts for intersegment net sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Corporate assets consist of cash and cash equivalents (excluding cash held at Financial Services), deferred income taxes and certain other assets. Intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results.

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

2023 ANNUAL REPORT	5

Products and Services

Tools; Diagnostics, Information and Management Systems; and Equipment

Snap-on offers a broad line of products and complementary services that are grouped into three product categories: (i) tools; (ii) diagnostics, information and management systems; and (iii) equipment. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales of these product categories for the last three years:

	Net Sales
(Amounts in millions)	2023	2022	2021
Product Category:
Tools	$2,528.9	$2,399.4	$2,343.0
Diagnostics, information and management systems	991.2	942.4	892.5
Equipment	1,210.1	1,151.0	1,016.5
	$4,730.2	$4,492.8	$4,252.0

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

Products are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

Names	Products and Services

Snap-on	Hand tools, power tools, tool storage products (including tool control software and hardware), diagnostics, certain equipment and related accessories, mobile tool stores, websites, electronic parts catalogs, warranty analytics solutions, business management systems and services, OEM specialty tools and equipment development and distribution, and OEM facilitation services

ATI	Aircraft hand tools and machine tools

AutoCrib	Asset and tool control systems

autoVHC	Vehicle inspection and training services

BAHCO	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage, including tool control systems

Blackhawk	Collision repair equipment

Blue-Point	Hand tools, power tools, tool storage, diagnostics, certain equipment and related accessories

Car-O-Liner	Collision repair equipment, and information and truck alignment systems

Cartec	Safety testing, brake testers, test lane equipment, dynamometers, suspension testers, emission testers and other equipment

CDI	Torque tools

Challenger	Vehicle lifts

Cognitran	OEM SaaS products

Dealer-FX	Service operation solutions and OEM SaaS systems

Ecotechnics	Vehicle air conditioning service equipment

Fastorq	Hydraulic torque and tensioning products

Fish and Hook	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage

Hofmann	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Irimo	Saw blades, cutting tools, hand tools, power tools and tool storage

John Bean	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Josam	Heavy duty alignment and collision repair solutions

Lindström	Hand tools

Mitchell1	Repair and service information, shop management systems and business services

Mountz	Torque tools

Nexiq	Diagnostic tools, information and program distributions for fleet and heavy duty equipment

Norbar	Torque tools

Power Hawk	Rescue tools and related equipment for military, government, fire and rescue

Pro-Cut	Brake service equipment and accessories

Sandflex	Hacksaw blades, bandsaws, saw blades, hole saws and reciprocating saw blades

ShopKey	Repair and service information, shop management systems and business services

Sioux	Power tools

Sturtevant Richmont	Torque tools

Sun	Diagnostic tools, wheel balancers, vehicle lifts, tire changers, wheel aligners, air conditioning products and emission testers

TreadReader	Automotive tire drive-over ramps and handheld devices

TruckCam	Commercial vehicle OEM factory solutions

Williams	Hand tools, tool storage, certain equipment and related accessories

2023 ANNUAL REPORT	7

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
Snap-on provides innovative tool, equipment and business solutions, as well as technical sales support and training, designed to meet technicians’ evolving needs. Snap-on’s mobile tool distribution system offers technicians the convenience of purchasing quality tools at their place of business with minimal disruption of their work routine. Snap-on also provides owners and managers of repair shops, where technicians work, with tools, diagnostics, equipment, and repair and service information, including electronic parts catalogs and shop management products. Snap-on’s OEM facilitation business provides OEMs and OEM dealerships with products and services including special and essential tools as well as consulting and facilitation services, which are comprised of product procurement, distribution and administrative support for dealership equipment programs.
The market for vehicle service and repair is driven by an accelerating rate of technological change, car and truck population growth and increasing unit age, and the resulting effects of these changes on both our suppliers and customers. Snap-on has historically benefited from the increasing complexity of car and truck fleets and the changing tools, technologies and data needed to monitor, calibrate, service and repair evolving vehicle platforms. While new technologies, including those associated with alternative energy drivetrains and greater vehicle autonomy, may alter the nature of certain service and repair for particular vehicle types, we believe many of these new technologies provide opportunities to fulfill requirements for enhanced solutions or greater precision. Snap-on believes it is well-positioned to innovate new products to address these changing needs and to extend its leadership position in the expanding vehicle service and repair market sector.
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
Snap-on charges nominal initial and ongoing monthly franchise fees. Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training, marketing and product promotion programs, and technology support), is recognized as the fees are earned. Franchise fee revenue totaled $18.7 million, $18.4 million and $17.3 million in fiscal 2023, 2022 and 2021, respectively.
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
Snap-on also has a company-owned route program that is designed to: (i) provide another pool of potential field organization personnel; (ii) service customers in select new and/or open routes not currently serviced by franchisees; and (iii) allow Snap‑on to pilot new sales and promotional ideas before introducing them to franchisees. As of 2023 year end, company-owned routes comprised approximately 5% of the total route population. Snap-on may elect to increase or reduce the number of company-owned routes in the future. As of 2023 year end, Snap-on’s total route count was approximately 4,700, including approximately 3,400 routes in the United States.
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
Company Direct Sales
A significant proportion of shop equipment sales in North America under the Blackhawk, Car-O-Liner, Challenger, Hofmann, John Bean and Pro-Cut brands, diagnostic products under the Snap-on brand, and information and shop management products under the Mitchell1 brand are made by direct and independent sales forces that have responsibility for national and other accounts. As the vehicle service and repair sector consolidates (with more business conducted by national chains and franchised service centers), Snap-on believes these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of diagnostics, equipment, and services. Snap-on also sells these products and services directly to OEMs and their franchised dealers.
Snap-on brand tools and equipment are marketed to industrial and governmental customers worldwide through both industrial sales associates and independent distributors. Selling activities focus on industrial customers whose main purchase criteria are quality and integrated solutions. As of 2023 year end, Snap-on had industrial sales associates and independent distributors primarily in the United States, Canada and in various European, Latin American, Middle Eastern, Asian and African countries, with the United States representing the majority of Snap-on’s total industrial sales.

2023 ANNUAL REPORT	9

Snap-on also sells software, services and solutions to the automotive, commercial, heavy duty, agriculture, power equipment and power sports segments. Products and services are marketed to targeted groups, including OEMs and their dealerships, fleets and individual repair shops. To effectively reach OEMs, which frequently have a multinational presence, Snap-on has deployed focused business teams globally.
Distributors
Sales of certain tools and equipment are made through independent distributors who purchase the items from Snap-on and resell them to end users. Hand tools marketed under the ATI, BAHCO, CDI, Fastorq, Irimo, Lindström, Mountz, Norbar, Sioux, Sturtevant Richmont and Williams brands and trade names, for example, are sold through distributors worldwide. Asset and tool control solutions are sold under the AutoCrib brand primarily through distributors worldwide. Wheel service and other vehicle service equipment are sold through distributors primarily under brands including Blackhawk, Car-O-Liner, Cartec, Challenger, Ecotechnics, Hofmann, John Bean, and Pro-Cut. Diagnostics and equipment products are marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe under the Snap-on, Blue-Point and Sun brands.
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
Snap-on is a leading manufacturer and distributor of professional tools, tool storage, diagnostics, equipment products, and repair software and solutions, offering a broad line of these products to both vehicle service and industrial marketplaces. Various competitors target and sell to professional technicians in the vehicle service and repair sector through the mobile tool distribution channel. Snap-on also competes with companies that sell tools and equipment to vehicle service and repair technicians online and through retail stores, vehicle parts supply outlets and tool supply warehouses/distributorships. Within the power tools category and the industrial sector, Snap-on has various other competitors, including companies with offerings that overlap with other areas discussed herein. Major competitors selling diagnostics, shop equipment, and information to vehicle dealerships and independent repair shops include OEMs and their proprietary electronic parts catalogs and diagnostics and information systems, and other companies that offer products serving this sector.
Resources
Raw Materials and Purchased Product
Snap-on’s supply of raw materials, including steel, and purchased components are generally available from numerous suppliers and the company continuously works to expand and enhance supplier relationships to meet its supply needs. Snap-on believes it has secured a sufficient amount of raw materials and purchased components for the near future to meet the expected general sales demand. While the company does experience raw material and component cost fluctuations, as well as availability variations from time to time and from operation to operation, Snap-on endeavors to employ its RCI processes to improve efficiencies and reduce waste to minimize the impact of any cost increases. The company does not currently anticipate any significant impact in 2024 from raw material and purchased component cost or availability issues.
To date, the company has not observed any meaningful supply shortages or cost increases directly or indirectly resulting from climate change factors.

10	SNAP-ON INCORPORATED

Patents, Trademarks and Other Intellectual Property
Snap-on vigorously pursues and relies on patent protection to safeguard its intellectual property and position in its markets. As of 2023 year end, Snap-on and its subsidiaries held approximately 890 active and pending patents in the United States and approximately 3,170 active and pending patents outside of the United States. Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in any of the last three years.
Examples of products that have features or designs that benefit from patent protection include hand tools, power tools, wheel alignment systems, wheel balancers, tire changers, vehicle lifts, tool storage, tool control, collision measurement, test lane equipment, brake lathes, electronic torque instruments, emissions-sensing devices and diagnostic equipment.
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
Human Capital Management
As of December 30, 2023, Snap-on employed approximately 13,200 people worldwide, of which approximately 7,500 were employed in the United States and approximately 5,700 were outside the United States. Based on Snap-on’s most recently filed EEO-1 data, which is available under “ESG Reporting” in the “Investors” section of the company’s website at www.snapon.com, females constitute 26.4% and minorities constitute 25.2% of the company’s workforce in the United States. Additionally, on a global basis, approximately 2,700 employees are represented by unions and/or covered under collective bargaining agreements with varying expiration dates through 2026. In recent years, Snap-on has not experienced any significant work slowdowns, stoppages or other labor disruptions.

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

2023 ANNUAL REPORT	11

Successful execution of our way forward is dependent on attracting, developing and retaining key employees and members of our management team, which we achieve through the following:

•Snap-on believes strongly in workplace safety. As a permanent priority agenda item at all operational meetings, safety comes first. Snap-on strives to maintain a safe workplace and expects its employees to broadly embrace the company’s safety programs. Snap-on invests in its strong safety culture and in elevating the importance of worker safety throughout all levels of the organization. For 2023, Snap-on had an overall safety incident rate of 1.16 (number of injuries and illnesses multiplied by 200,000, divided by hours worked).

•Snap-on is committed to its employees and provides developmental opportunities throughout the organization. Leadership reviews to identify high potential talent in the organization are conducted on an ongoing basis with all business units and on an annual basis with the Board of Directors. Snap-on offers competitive compensation and benefits to its employees, including performance-based and stock-based management incentive plans, an employee stock purchase plan for associates in the U.S. and Canada, as well as pension plans covering most U.S. employees and certain employees in foreign countries. Additional information related to these plans is included in Notes 11 and 13 to the Consolidated Financial Statements. Other benefits, including skill training and tuition assistance programs, are available to employees, but vary from location to location.

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

•Snap-on’s people and the behaviors they display define our success, including integrity, respect and teamwork. Annual employee training is used to reinforce ethics, environmental matters, health and safety, human rights, information/cyber security and regulatory compliance, which includes anti-corruption training for all relevant employees.
Social Responsibility and Sustainability Commitment

Snap-on is deeply dedicated to honoring and celebrating the dignity of work. The company supports upskilling the workforce through collaborations with Career and Technical Education (CTE) schools across the United States and throughout the world, and with SkillsUSA and World Skills to engage youth in order to enable and promote technical careers. Additionally, the company is a founding partner of the National Coalition of Certification Centers (NC3), which aims to more effectively match technical school curricula with the precise needs of the current and future workplace by developing, implementing, and sustaining industry-recognized certifications with programs in automotive, aviation, energy, oil and gas, manufacturing and other critical industries. To date, over 300,000 students have earned Snap-on certifications, preparing them for successful and satisfying careers across various technical disciplines.

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

Snap-on prioritizes continuous improvement in all facets of its operations, including environmental matters and health and safety. The company strives to protect environmental quality and human welfare in its workplaces and in its communities by implementing sound policies designed to prevent, mitigate and reduce the company’s impact on the environment. The company has voluntarily reported Scope 1 and Scope 2 greenhouse gas (“GHG”) emissions to the CDP (formerly known as the Carbon Disclosure Project) on an annual basis since 2008. In 2023, the company’s total Scope 1 and Scope 2 GHG emissions of 99,021 metric tons of carbon dioxide equivalent (“CO2e”) reflected an intensity of 20.9 (metric tons of CO2e, divided by net sales in millions).

12	SNAP-ON INCORPORATED

Snap-on’s sustainability framework is focused on key areas impacting our industry, including energy management, employee health and safety, and material management, and is aligned with the principles of the International Financial Reporting Standards Foundation (formerly known as the Sustainability Accounting Standards Board or “SASB”), which has been consolidated into the International Financial Reporting Standards Foundation. Snap-on’s SASB Index is available under “ESG Reporting” in the “Investors” section of the company’s website at www.snapon.com.

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
In addition, the number of electric and hybrid vehicles developed and sold has risen in recent years, and is expected to continue to increase in the future. While we believe that advances in vehicle technologies provide us with opportunities to develop innovative products and solutions for the vehicle repair market, if we are not able to effectively execute on those possibilities, our business and results of operations could suffer.
The performance of Snap-on’s mobile tool distribution business depends on the success of its franchisees.
Approximately 41% of our consolidated net revenues in 2023 were generated by the Snap-on Tools Group, which consists of Snap-on’s business operations primarily serving vehicle service and repair technicians through the company’s multinational mobile tool distribution channel. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services.
If our franchisees are not successful, or if we do not maintain an effective relationship with our franchisees, the delivery of products, the collection of receivables and/or our relationship with end users could be adversely affected and thereby negatively impact our business, financial condition, results of operations and cash flows.

2023 ANNUAL REPORT	13

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
We face strong competition in all of our market segments. Price competition in our various industries is intense and pricing pressures from competitors and customers continue to increase. In general, as a manufacturer and marketer of premium products and services, the expectations of Snap-on’s customers and its franchisees are high. Any inability to maintain customer satisfaction could diminish Snap-on’s premium image and reputation and could result in a lessening of our ability to command premium pricing. In addition, technological developments and enhancements of products and service offerings in our industry may require our expanded use of artificial intelligence (“AI”) and machine learning; if we are unable to keep pace with the rate of these and other developments, our ability to effectively compete could be adversely affected. We expect that the level of competition will remain high in the future, which, if not effectively matched or exceeded, could limit our ability to maintain or increase market share or profitability.
Foreign operations are subject to political, economic, trade and other risks that could adversely affect our business, financial condition, results of operations and cash flows.
Approximately 28% of our revenues in 2023 were generated outside of the United States. Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets and critical industries. Numerous risks and uncertainties affect our non-U.S. operations. These include political, economic and social instability, such as acts of war, armed conflicts, civil disturbance or acts of terrorism, local labor conditions, and trade relations with China. These also include changes in government policies and regulations, including those intended to address climate change, imposition or increases in withholding and other taxes on remittances and other payments by international subsidiaries, increases in trade sanctions and other related measures, as well as exposure to liabilities under anti-bribery and anti-corruption laws in various countries, such as the U.S. Foreign Corrupt Practices Act. Risks related to our non-U.S. operations could further include currency volatility, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, as well as reputational risks related to, among other factors, different standards and practices among countries. Should the economic environment in our non-U.S. markets deteriorate from current levels, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.

14	SNAP-ON INCORPORATED

As part of the agreement related to the United Kingdom’s (“U.K.”) departure from the European Union (“Brexit”), there is a new series of customs and regulatory checks, including rules of origin and stringent local content requirements. There are also restrictions on the free movement of people and temporary visas for work-related purposes have been re-introduced. The implications of Brexit, including disruptions to trade and the movement of goods, services and people between the U.K. and the European Union or other countries, may lead to additional cost, delays and volatility in currency exchange rates, as well as create legal and global economic uncertainty. These and other potential implications could adversely affect our business and results of operations.
The February 2022 Russian invasion of Ukraine and the ongoing conflict in the region has led to sanctions and actions taken against Russia and Belarus by the United States, the U.K., the European Union and others. The war in Ukraine has not had a material impact on our business and operations; however, expansion of the conflict beyond its current geographic, political and economic scope could adversely impact our business, results of operations and financial condition. Risks related to this situation include supply chain inefficiencies, price increases and shortages of raw materials and components, increased trade sanctions, exchange rate volatility, energy shortages in Europe, an increase in cybersecurity incidents, and potential impairment of certain assets.
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
We manufacture a significant portion of the products we sell. Any prolonged disruption in the operations of our existing manufacturing facilities, whether due to technical or labor difficulties, facility consolidation or closure actions, lack of raw material or component availability, destruction of or damage to any facility (as a result of natural disasters, climate or weather events, use and storage of hazardous materials, armed conflicts, sabotage, terrorism, civil unrest or other events), or other reasons, including outbreaks of infectious diseases, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Price inflation and shortages of raw materials, components, certain purchased finished goods and energy sources have impacted, and in the future could adversely affect, the ability to obtain, as well as the cost of, needed materials or products and, in turn, our results of operations.

Snap-on’s supply of raw materials and purchased components are generally available from numerous suppliers, and the company continuously works to expand its supplier base to ensure availability. The principal raw material used in the manufacture of our products is steel, which we purchase in competitive, price-sensitive markets. To meet Snap-on’s high quality standards, a portion of our steel needs include specialized alloys, which are available only from a limited group of approved suppliers. Additionally, certain electronic components are sourced from a finite set of suppliers. Some of these specialized materials and components have been, and in the future may be, in short supply, particularly in the event of mill shutdowns or production cut backs. In addition, outbreaks of infectious diseases, weather events, armed conflicts, government actions (including those affecting trade) or other circumstances beyond our control could also impact the availability of raw materials and components. Physical risks of climate change may also impact the availability and cost of materials, sources and supply of energy and could also increase operating costs. Raw materials, components and certain purchased finished goods can exhibit price and demand cyclicality, including as a result of tariffs, other trade protection measures, inflationary factors, and supply chain inefficiencies. Associated unexpected variability has resulted, and in the future could result, in an increase in product costs and require Snap-on to increase prices to maintain margins.
We use various energy sources to transport, produce and distribute products, and some of our products have components that are petroleum based. Petroleum and energy prices have periodically increased significantly over short periods of time; future volatility and changes may be caused by market fluctuations, supply and demand, currency fluctuations, production and transportation disruptions, climate change regulations, world events, including armed conflicts, and governmental actions. Energy price increases raise both our operating costs and the costs of our materials, and we may not be able to increase our prices enough to offset these costs in certain areas. Higher prices also may reduce the level of future customer orders and our profitability.

2023 ANNUAL REPORT	15

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
Data security and information technology infrastructure and security are critical to supporting business objectives; failure of our systems, as well as those of third parties with which we do business, to operate effectively could adversely affect our business and reputation.
We depend heavily on information technology infrastructure to achieve our business objectives and to protect sensitive data, and we continually invest in improving such systems. In the ordinary course of business, we collect and store sensitive data and information, including personally identifiable information about our employees and the company’s proprietary and regulated business information, as well as that of our customers, suppliers and business partners. Our information systems, like those of other companies and our third party service providers, are susceptible to malicious damage, intrusions and outages due to, among other events, viruses, cyber attacks, industrial espionage, phishing attempts, hacking, break-ins and similar events, as well as other breaches of security, natural disasters, power loss or telecommunications failures. Techniques used to breach information technology systems are growing in sophistication from emerging technologies, such as advanced forms of AI, and increasingly come from threat actors of all types, including individuals, criminal organizations and state-sponsored operatives.
In response to the evolving cyber threat environment, we continue to invest in data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency, and redundancy and recovery processes, as well as by securing insurance. Future problems that impair or compromise the company’s information technology infrastructure, or that of our third party service providers, including those due to natural disasters, power outages, major network failures, security breaches or malicious attacks, or those occurring during system upgrades and/or new system implementations could impede our operations. Such impacts could interfere with our ability to record or process orders, manufacture and ship in a timely manner, manage our financial services operations including originating, processing, accounting for and collecting receivables, protect sensitive data of the company, our customers, our suppliers and business partners, or otherwise carry on business in the normal course.
In the first quarter of 2022, as previously disclosed, Snap-on detected unusual activity in some areas of its information technology environment, quickly took down its network connections as part of the company’s defense protocols, launched a comprehensive analysis assisted by a leading external forensics firm, and notified law enforcement. The company continued to pursue its commercial activities and restored connections as system interfaces were cleared. This incident did not have a significant impact on the results of our operations, and we are not currently aware of a security breach at any third-party service provider that we believe could significantly affect our operations. Future cyber events, however, could cause us to lose customers and/or revenue and could require us to incur significant expense to remediate, including as a result of legal or regulatory claims, proceedings, fines or penalties, and could also damage our reputation.
In association with initiatives to better integrate business units, optimize our operating footprint and improve responsiveness to franchisees and customers, Snap-on is continually enhancing its global Enterprise Resource Planning (ERP) management information systems. As we integrate, implement and deploy new information technology processes and enhance our information infrastructure across our global operations, we could experience disruptions that could have an adverse effect on our business, financial condition, results of operations and cash flows.
Failure to attract, retain and effectively manage qualified personnel could lead to a loss of revenue and/or profitability.
Snap-on’s success depends, in part, on the efforts and abilities of its senior management team and other key employees whose skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract and retain members of our senior management team and other key employees, to effectively develop personnel and to execute succession plans could have a negative effect on our operating results. In addition, transitions of important responsibilities to new individuals inherently include the possibility of disruptions to our operations, which could negatively affect our business, financial condition, results of operations and cash flows.

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
Exposure to credit risks of customers and resellers may make it difficult to collect receivables, and our allowances for credit losses for receivables may prove inadequate, which could adversely affect our operating results and financial condition.
A decline in industry and/or economic conditions has the potential to weaken the financial position of some of our customers, including financial services customers. If circumstances surrounding our customers’ ability to repay their credit obligations were to deteriorate and result in the write-down or write-off of such receivables, it would negatively affect our operating results for the relevant period and, if large, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

2023 ANNUAL REPORT	17

Foreign operations are subject to currency exchange, inflation, interest and other risks that could adversely affect our business, financial condition, results of operations and cash flows.
The reporting currency for Snap-on’s consolidated financial statements is the U.S. dollar. Certain of the company’s assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar. In preparing Snap-on’s Consolidated Financial Statements, those assets, liabilities, expenses and revenues are translated into U.S. dollars at applicable exchange rates. Increases or decreases in exchange rates between the U.S. dollar and other currencies affect the U.S. dollar value of those items, as reflected in the Consolidated Financial Statements. Substantial fluctuations in the value of the U.S. dollar or other transactional currencies have had and, in the future, could have a significant impact on the company’s financial condition and results of operations. Cash generated in certain non-U.S. jurisdictions has been, and in the future may be, difficult to repatriate to the United States in a tax-efficient manner as a result of, among other factors, restrictions on the movement of funds out of certain countries put in place by foreign governments. Further, economic conditions in the markets in which we operate can vary, including due to changes in currency exchange rates, local inflation, interest rates and other factors, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Our $900 million multicurrency revolving credit facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. While there are no current borrowings under the credit facility, future borrowings and the resulting increase in the company’s leverage ratio may affect both our availability of additional capital resources as well as our operations in several ways, including:

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
While we believe we will have the ability to service our debt and obtain additional financial resources in the future if and when needed, that will depend upon our results of operations and financial position at the time, the then-current state of the credit and financial markets, and other factors that may be beyond our control. Therefore, we cannot give assurances that credit will be available on terms that we consider attractive, or at all, if and when necessary or beneficial to us.
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

18	SNAP-ON INCORPORATED

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
The company’s pension plan expense is comprised of the following factors: (i) service cost; (ii) interest on projected benefit obligations; (iii) expected return on plan assets; (iv) the amortization of prior service costs and credits; (v) effects of actuarial gains and losses; and (vi) settlement/curtailment costs, when applicable. The accounting for pensions involves the estimation of a number of factors that are highly uncertain. Certain factors, such as the interest on projected benefit obligations and the expected return on plan assets, are impacted by changes in market interest rates and the value of plan assets. A significant decrease in market interest rates and a decrease in the fair value of plan assets would increase net pension expense and may adversely affect the company’s future financial results. See Note 11 to the Consolidated Financial Statements for additional information on the company’s pension plans.
The recognition of impairment charges on goodwill or other intangible assets could adversely impact our future financial condition and results of operations.
We have a substantial amount of goodwill and purchased intangible assets, almost all of which are booked in the Commercial & Industrial Group and in the Repair Systems & Information Group. We are required to perform impairment tests on our goodwill and other intangible assets annually or at any time when events occur that could impact the value of our business segments. Our determination of whether impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value.
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
Financial services businesses of all kinds are subject to significant and complex regulations and enforcement. In addition to potentially increasing the costs and other requirements of doing business due to compliance obligations, new laws and regulations, or changes to existing laws and regulations, as well as the enforcement thereof, may affect the relationships between creditors and debtors, inhibit the rights of creditors to collect amounts owed to them, expand liability for certain actions or inaction, or limit the types of financial products or services offered, any or all of which could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to comply with any of these laws or regulations could also result in civil, criminal, monetary and/or non-monetary penalties, damage to our reputation, and/or require significant remediation costs.

2023 ANNUAL REPORT	19

In recent years there has been increased public awareness, concern and focus on environmental and sustainability issues, including matters related to climate change, and we expect these trends to continue. The current focus on these matters is expected to result in additional and/or more restrictive regulations, such as the Corporate Sustainability Reporting Directive (CSRD) in the European Union and the proposed SEC regulations relating to climate change disclosures, and industry or third-party requirements and standards to reduce or mitigate climate change as well as other environmental or sustainability risks. The timing of certain of these regulations has yet to be determined.
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
These developments, and other potential future legislation and regulations, including the increasing global regulation of privacy rights and use of AI, may also adversely affect the customers to which, and the markets into which, we sell our products, and increase our costs and otherwise negatively affect our business, reputation, results of operations and financial condition, including in ways that cannot yet be foreseen.
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
We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. New tax laws, within the U.S. and the other jurisdictions in which we operate, such as Pillar Two of the Global Anti-Base Erosion Rules released by the Organisation for Economic Cooperation and Development (OECD), which, once adopted in various jurisdictions, will require a global minimum tax for multinational countries, could impact our operations. Due to the subjectivity of tax laws in and between jurisdictions, as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our financial condition, results of operations and cash flows.
General Risk Factor
Economic conditions and world events could affect our operating results.
In addition to the specific risks above, we, our franchisees and our customers, may be adversely affected by changing economic conditions, including conditions that may particularly impact specific regions. These conditions may result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending. We, our franchisees and our customers, and the economy as a whole, also may be affected by future world or local events outside our control, such as tariffs and other trade protection measures put in place by the United States or other countries, acts of terrorism, developments in the war on terrorism, armed conflicts (including the current war in Ukraine, an escalation of the conflict in the Middle East, and other regional conflicts), civil unrest, conflicts in international situations, weather events and natural disasters, outbreaks of infectious diseases, as well as government-related developments or issues, including changes in tax laws and regulations, new or enhanced regulations related to climate change and other sustainability matters, and changes in financial accounting standards. These factors may affect the results of operations by reducing our sales, margins and/or net earnings as a result of a slowdown in customer orders or order cancellations, impact the availability and/or pricing of raw materials and/or the supply chain, and could potentially lead to future impairment of goodwill or other intangible assets. In addition, political, social turmoil, international conflicts and terrorist acts may put pressure on global economic conditions. Unstable political, social and economic conditions may make it difficult for our franchisees, customers, suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition, results of operations and cash flows could be negatively affected.

Item 1B: Unresolved Staff Comments
None.

Item 1C: Cybersecurity

Cybersecurity and related considerations are a component of Snap-on’s cross-functional approach to risk management. Our cybersecurity policies and practices follow the cybersecurity framework of the Center for Internet Security (“CIS”) Controls and are integrated into the Company’s enterprise risk management practices. These practices are designed to enable the identification of, and provide management visibility into, the critical enterprise risks facing the Company, as well as to facilitate the incorporation of risk considerations into Company strategy and decision making. The Company’s cybersecurity program is designed to detect, contain and respond to cybersecurity threats and incidents in a prompt and effective manner with the primary goals of protecting information assets, preventing the misuse and loss of those assets, minimizing disruptions to the business, and establishing the basis for audits and risk assessments.

Elements of the cybersecurity program include:

•A cross-functional approach to addressing and managing the risk from cybersecurity threats and incidents involving management personnel from operations, legal, risk, finance, information technology and other key business functions, and with oversight by the Board of Directors.
•Collaboration mechanisms with public and private entities, including intelligence and enforcement agencies (such as the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency), industry groups, consultants and other third-party service providers to identify and assess cybersecurity risks.
•Technical safeguards intended to protect the Company’s information systems from cybersecurity threats, including data encryption, firewalls, threat monitoring, intrusion prevention and detection systems, anti-malware, access controls, privilege management, network segmentation, asset and end point management, and ongoing system security assessments.

2023 ANNUAL REPORT	21

•Annual training for personnel regarding cybersecurity threats based on their roles, responsibilities, and levels of system access.
•A risk-based approach to identifying and monitoring cybersecurity risks presented by third parties, such as vendors and service providers, that includes periodic assessments.
•A data incident response plan that addresses the Company’s response to a cybersecurity threat or incident.

The Company’s Vice President and Chief Information Officer (the “CIO”) is principally responsible for overseeing the Company’s cybersecurity risk management program. The Company’s CIO, along with multidisciplinary teams throughout the Company, works collaboratively to implement a program designed to protect the Company’s information systems from, and respond to, cybersecurity threats and incidents, including any originating at its third-party providers. The Company has also appointed a Vice President, Information Technology Infrastructure and Security (the “VP of IT”), who oversees its Information Security Team. The CIO, who reports to the company’s President and Chief Executive Officer, has served in her role since 2017, and has over 20 years of information technology experience in positions of increasing responsibility. The VP of IT has served in information technology leadership roles at Snap-on for over 12 years. In addition to regularly updating senior management on information security matters as part of the Company’s quarterly business review process, the CIO provides a dedicated presentation to the Board of Directors on information security matters at least once per year. The Company’s Chief Executive Officer and Chief Financial Officer each have many years of experience of managing risk at the Company, including risks arising from cybersecurity threats. We believe that the CIO, the VP of IT, our other information technology business leaders and members of senior management have the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats.

Each business group has a designated information security manager who is responsible for assessing the business unit’s cybersecurity risks and reporting them to the president of the group. The Company holds quarterly gatherings involving, among others, the CIO, VP of IT, representatives from the legal department, and the information security managers for our operating groups. In addition, as noted above, cybersecurity considerations related to our business groups are incorporated into the Company’s quarterly business review process, which involves senior management, including the Chief Executive Officer, the Chief Financial Officer, the Vice President, General Counsel and Secretary, the CIO and the VP of IT.

A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessments and testing of the Company’s practices through auditing, ethical hacking, and other exercises focused on evaluating effectiveness. The Company regularly engages third parties to assess its information security environment. The Company’s Internal Audit function also annually evaluates compliance with the Company’s overall information technology policies, and the Vice President of Internal Audit reports the results of these assessments to the Audit Committee.

In addition, the Company has established a data incident response plan, which provides employees with the process and mechanism to report any suspected or confirmed cybersecurity threat or data incident. The Company’s response to cybersecurity incidents is managed and coordinated by the CIO, in consultation with the Company’s Vice President, General Counsel and Secretary, and, when appropriate, will discuss the situation with the Chief Executive Officer and Chief Financial Officer. These leaders will determine whether to engage the Company’s Incident Response Team, a cross-functional group led by the CIO that includes the VP of IT, as well as representatives from legal (including the Vice President, General Counsel and Secretary), human resources, treasury, public relations, finance (including the Chief Financial Officer), and affected operations. The Company’s Information Security Team also promptly takes steps to protect the Company’s systems and information by containing and mitigating the impact of any incident. The Incident Response Team involves others, as appropriate, including third parties, such as technical consultants and outside legal counsel, and determines when to notify law enforcement or regulatory authorities. The Incident Response Team also coordinates communications with internal and external stakeholders.

The Incident Response Team leads the materiality assessment with input and guidance from senior management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. In determining materiality, both quantitative and qualitative factors are considered, including the potential impact of the incident on the Company’s operations, competitive position, financial results, reputation, and customer or vendor relationships, as well as the nature of the information potentially exposed and systems impacted. The Chief Executive Officer informs the Board of Directors and the Audit Committee regarding any significant incidents as well as collaborates on management’s recommendations concerning materiality. Management also facilitates external communications, as appropriate.

22	SNAP-ON INCORPORATED

Management of cybersecurity risk is overseen by the Company’s Board of Directors and is supported by the Audit Committee. The Audit Committee is primarily responsible for evaluating the Company’s policies with respect to risk assessment and risk management, and it reviews and discusses the Company’s major financial and other risk exposures, including those relating to cybersecurity. Management annually briefs the Board on the Company’s enterprise risk practices, including cybersecurity matters addressing a wide range of topics including new developments, evolving standards, vulnerability assessments, third-party and independent reviews, threat environment summaries, and technological trends. As discussed above, and when applicable, the Board and the Audit Committee also receive prompt information from the Chief Executive Officer regarding any material cybersecurity incident and appropriate ongoing updates regarding the same.

In response to the rapidly evolving cyber threat environment, the Company continues to invest in data security and system resiliency. See also Item 1A: Risk Factors for an additional discussion regarding risks related to information technology systems.

Item 2: Properties
Snap-on maintains leased and owned manufacturing, software development, warehouse, distribution, research and development and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on’s facilities in the United States occupy approximately 4.3 million square feet, of which 71% is owned, including its corporate and general office facility located in Kenosha, Wisconsin. Snap-on’s facilities outside the United States occupy approximately 4.4 million square feet, of which approximately 73% is owned. Certain Snap-on facilities are leased through operating and finance lease agreements. See Note 16 to the Consolidated Financial Statements for information on the company’s operating and finance leases. Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

2023 ANNUAL REPORT	23

The following table provides information about our corporate headquarters and financial services operations, and each of Snap-on’s principal active manufacturing locations, distribution centers and software development locations (exceeding 50,000 square feet) as of 2023 year end:

Location	Principal Property Use	Owned/Leased	Segment*
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	SOT
Conway, Arkansas	Manufacturing and distribution	Owned and leased	RS&I
City of Industry, California	Manufacturing	Leased	C&I
San Diego, California	Software development	Owned	RS&I
San Jose, California	Software development	Leased	RS&I
Tustin, California	Manufacturing and distribution	Leased	C&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned and leased	SOT
Libertyville, Illinois	Financial services	Leased	FS
Lincolnshire, Illinois	Software development	Owned	RS&I
Algona, Iowa	Manufacturing and distribution	Owned	SOT
Louisville, Kentucky	Manufacturing and distribution	Leased	RS&I
Olive Branch, Mississippi	Distribution	Owned	SOT
Carson City, Nevada	Distribution	Owned and leased	SOT
Murphy, North Carolina	Manufacturing and distribution	Owned and leased	C&I
Richfield, Ohio	Software development	Owned	RS&I
Robesonia, Pennsylvania	Distribution	Owned	SOT
Elizabethton, Tennessee	Manufacturing	Owned	SOT
Kenosha, Wisconsin	Distribution and corporate	Owned	SOT, C&I, RS&I
Milwaukee, Wisconsin	Manufacturing	Owned	SOT
Pleasant Prairie, Wisconsin	Distribution	Owned	SOT, C&I, RS&I

Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
New South Wales, Australia	Distribution and financial services	Leased	SOT, FS
Minsk, Belarus	Manufacturing	Owned	C&I
Santa Bárbara d’Oeste, Brazil	Manufacturing and distribution	Owned	RS&I
Calgary, Canada	Distribution	Leased	SOT
Mississauga, Canada	Distribution	Leased	SOT, RS&I
Beijing, China	Manufacturing and distribution	Leased	C&I
Kunshan, China	Manufacturing	Owned	C&I
Xiaoshan, China	Manufacturing	Owned	C&I
Banbury, England	Manufacturing and distribution	Owned	C&I
Bramley, England	Manufacturing	Owned	C&I
Kettering, England	Distribution and financial services	Owned and leased	SOT, C&I, FS
Bauge-en-Anjou, France	Manufacturing	Owned	C&I
Sopron, Hungary	Manufacturing	Owned	RS&I
Correggio, Italy	Manufacturing	Owned	RS&I
Tokyo, Japan	Distribution	Leased	C&I
Helmond, Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Placencia, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Manufacturing and distribution	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Kungsör, Sweden	Manufacturing and distribution	Owned	RS&I
Lidköping, Sweden	Manufacturing	Owned	C&I

* Segment abbreviations:
C&I – Commercial & Industrial Group    SOT – Snap-on Tools Group    RS&I – Repair Systems & Information Group FS – Financial Services

24	SNAP-ON INCORPORATED

Item 3: Legal Proceedings
Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.
Item 4: Mine Safety Disclosures
Not applicable.
PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Snap-on had 52,694,017 shares of common stock outstanding as of 2023 year end. Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.” At February 9, 2024, there were 3,992 registered holders of Snap-on common stock.

Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the fourth quarter of fiscal 2023, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution related to equity plan issuances and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions, and pursuant to the Board’s authorizations that the company has publicly announced.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
10/01/23 to 10/28/23	32,000	$252.77	32,000	$296.3 million
10/29/23 to 11/25/23	86,000	$268.43	86,000	$275.2 million
11/26/23 to 12/30/23	99,000	$282.48	99,000	$282.9 million
Total/Average	217,000	$272.53	217,000	N/A

N/A: Not applicable

* Subject to further adjustment pursuant to the 1996 Authorization described below, as of December 30, 2023, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $282.9 million.
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

2023 ANNUAL REPORT	25

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions by a counterparty in shares of Snap-on’s common stock during the fourth quarter of fiscal 2023 pursuant to a prepaid equity forward agreement (the “Agreement”) that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, the counterparty may purchase or sell shares of the company’s common stock for its account in the market or in privately negotiated transactions. At termination, the Agreement settles in cash and does not provide for Snap-on to purchase or repurchase its shares.

Period	Shares Purchased (Sold)	Average Price per Share
10/01/23 to 10/28/23	—	—
10/29/23 to 11/25/23	(1,000)	$252.03
11/26/23 to 12/30/23	500	$279.25
Total/Average	(500)	$261.10

26	SNAP-ON INCORPORATED

 Five-year Stock Performance Graph
The graph below illustrates the cumulative total shareholder return on Snap-on common stock since December 31, 2018, of a $100 investment, assuming that dividends were reinvested quarterly. The graph compares Snap-on’s performance to that of the Standard & Poor’s 500 Industrials Index (“S&P 500 Industrials”) and Standard & Poor’s 500 Stock Index (“S&P 500”).

Fiscal Year Ended (1)	Snap-on Incorporated	S&P 500 Industrials	S&P 500
December 31, 2018	$100.00	$100.00	$100.00
December 31, 2019	$119.54	$129.37	$131.49
December 31, 2020	$124.33	$143.68	$155.68
December 31, 2021	$160.19	$174.02	$200.37
December 31, 2022	$174.47	$164.49	$164.08
December 31, 2023	$226.27	$194.31	$207.21

(1) The company’s fiscal year ends on the Saturday that is on or nearest to December 31 of each year; for ease of calculation, the fiscal year end is assumed to be December 31.

Item 6: [Reserved]

2023 ANNUAL REPORT	27

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management Overview
We believe our 2023 operating performance demonstrates the continuing momentum of our business, confirms the special resilience of our markets, and reflects the considerable capability of our combined operations and our experienced team to overcome the uncertainties of the current environment. Throughout the variability, we maintained and further extended our ongoing advantages in our products, in our brands and in our people. At the same time, we leveraged existing proficiencies to focus on expanding our professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including critical industries, where the cost and penalties for failure can be high. Snap-on’s value proposition of making work easier for serious professionals is an ongoing strength as we move forward along our runways for coherent growth:
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
Our strategic priorities and plans for 2024 involve continuing to build on our Snap-on Value Creation Processes – our suite of strategic principles and processes we employ every day designed to create value, and employed in the areas of safety, quality, customer connection, innovation and Rapid Continuous Improvement (“RCI”). We expect to continue to deploy these processes in our existing operations as well as into our recently acquired businesses.
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
Recent Acquisitions
On November 20, 2023, Snap-on acquired certain assets of SAVTEQ, Inc. (“SAVTEQ”), for a cash purchase price of $3.0 million. SAVTEQ, based in Lexington, Kentucky, provides precise non-contact measuring capabilities that Snap-on intends to leverage in its product offerings.
On November 1, 2023, Snap-on acquired Mountz, Inc. (“Mountz”) for a cash purchase price of $39.6 million. Mountz, based in San Jose, California, is a leading developer, manufacturer and marketer of high-precision torque tools, including measurement, calibration and documentation products. The acquisition of Mountz complements and expands Snap-on’s torque offerings to customers in a variety of critical industries including aerospace, transportation and advanced manufacturing.
For segment reporting purposes, the results of operations and assets of SAVTEQ have been included in the Repair Systems & Information Group and those of Mountz have been included in the Commercial & Industrial Group since the respective acquisition dates.
Pro forma financial information has not been presented for these acquisitions as the net effects, individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position.

28	SNAP-ON INCORPORATED

Fiscal Year
Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2023” or “2023” refer to the fiscal year ended December 30, 2023; references to “fiscal 2022” or “2022” refer to the fiscal year ended December 31, 2022; and references to “fiscal 2021” or “2021” refer to the fiscal year ended January 1, 2022. References in this document to 2023, 2022 and 2021 year end refer to December 30, 2023, December 31, 2022, and January 1, 2022, respectively. Snap-on’s 2023, 2022 and 2021 fiscal years each contained 52 weeks of operating results.

Fiscal 2022 as Compared to Fiscal 2021

A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 can be found under “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 9, 2023, and is available on the SEC’s website at www.sec.gov as well as in the “Investors” section of our website at www.snapon.com.
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
Summary of Consolidated Performance

Consolidated net sales of $4,730.2 million in 2023 represented an increase of $237.4 million, or 5.3%, from 2022 levels, reflecting a $250.7 million, or 5.6%, organic gain and $5.5 million of acquisition-related sales, partially offset by $18.8 million of unfavorable foreign currency translation.
Operating earnings before financial services of $1,039.9 million in 2023 compared to $941.2 million in 2022, an increase of $98.7 million or 10.5%. As a percentage of net sales, operating earnings before financial services were 22.0% compared to 20.9% last year.
Operating earnings of $1,310.4 million in 2023 compared to $1,207.2 million in 2022, an increase of $103.2 million or 8.5%. As a percentage of revenues (net sales plus financial services revenue), operating earnings were 25.7% compared to 24.9% last year.
Net earnings attributable to Snap-on of $1,011.1 million, or $18.76 per diluted share, in 2023 compared to $911.7 million, or $16.82 per diluted share, in 2022, an increase of $99.4 million or $1.94 per diluted share.

2023 ANNUAL REPORT	29

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Summary of Segment Performance
The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government and military, power generation, transportation and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. Segment net sales of $1,458.3 million in 2023 represented an increase of $59.1 million, or 4.2%, from 2022 levels, reflecting a $69.7 million, or 5.0%, organic gain and $5.5 million of acquisition-related sales, partially offset by $16.1 million of unfavorable currency translation. The organic increase primarily reflects a double-digit gain in sales to customers in critical industries. Operating earnings of $226.1 million in 2023, including $9.0 million of unfavorable foreign currency effects, compared to $197.6 million in 2022, an increase of $28.5 million or 14.4%.
The Commercial & Industrial Group intends to focus on the following strategic priorities in 2024:

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
The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s multinational mobile tool distribution channel. Segment net sales of $2,088.8 million in 2023 represented an increase of $16.8 million, or 0.8%, from 2022 levels, reflecting a $25.0 million, or 1.2%, organic sales gain, partially offset by $8.2 million of unfavorable foreign currency translation. The organic increase is primarily due to a mid single-digit gain in the segment’s international operations, while activity in the U.S. operations was essentially flat. Operating earnings of $493.8 million in 2023, including $12.5 million of unfavorable foreign currency effects, compared to $458.7 million in 2022, an increase of $35.1 million or 7.7%.

The Snap-on Tools Group intends to focus on the following strategic priorities in 2024:

•Enhancing franchisee sales productivity, profitability, commercial health, and satisfaction;
•Developing new programs and products to expand market coverage, reaching new technician customers and increasing penetration with existing customers;
•Increasing investment in new product innovation and development; and
•Improving customer service levels and productivity in back office support functions, manufacturing and the supply chain through RCI initiatives and capacity investment.
The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealership service and repair shops (“OEM dealerships”) through direct and distributor channels. Segment net sales of $1,781.2 million in 2023 represented an increase of $114.3 million, or 6.9%, from 2022 levels, reflecting a $111.7 million, or 6.7%, organic sales increase and $2.6 million of favorable foreign currency translation. The organic gain primarily reflects double-digit increases in sales of undercar equipment and high single-digit gains in activity with OEM dealerships. Operating earnings of $433.2 million in 2023, including $1.3 million of favorable foreign currency effects, compared to $393.3 million in 2022, an increase of $39.9 million or 10.1%.
The Repair Systems & Information Group intends to focus on the following strategic priorities in 2024:

•Expanding the product offering with new products and services, thereby providing more to sell to repair shop owners and managers;
•Continuing software and hardware upgrades to further improve functionality, performance and efficiency;
•Leveraging integration of software solutions;
•Continuing productivity advancements through RCI initiatives and leveraging of resources; and
•Increasing geographic penetration, including in emerging markets.

30	SNAP-ON INCORPORATED

Financial Services generates revenue from various financing programs and is a strategic partner of the company’s mobile franchise van channel. Financial services revenue of $378.1 million in 2023 compared to $349.7 million in 2022. Originations of $1,235.5 million in 2023 represented an increase of $82.4 million, or 7.1%, from 2022 levels. Operating earnings from financial services of $270.5 million in 2023 compared to $266.0 million last year.
Financial Services intends to focus on the following strategic priorities in 2024:

•Delivering financial products and services that attract and sustain profitable franchisees and support Snap‑on’s strategies for expanding market coverage and penetration;
•Improving productivity levels and ensuring high quality in all financial products and processes through the use of RCI initiatives; and
•Maintaining healthy portfolio performance levels.

Cash Flows

Net cash provided by operating activities of $1,154.2 million in 2023 compared to $675.2 million in 2022. The $479.0 million increase is primarily due to a $352.9 million change in net operating assets and liabilities, and a $100.7 million increase in net earnings.

Net cash used by investing activities of $331.8 million in 2023 included additions to finance receivables of $1,029.0 million, which were partially offset by collections of $833.5 million, as well as a use of cash of $42.6 million for the acquisitions of Mountz and SAVTEQ. Net cash used by investing activities of $206.2 million in 2022 included additions to finance receivables of $955.8 million, partially offset by collections of $826.9 million, as well as $0.5 million of cash provided by acquisitions. Capital expenditures in 2023 and 2022 totaled $95.0 million and $84.2 million, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic growth initiatives and Value Creation Processes around safety, quality, customer connection, innovation and RCI.

Net cash used by financing activities of $572.9 million in 2023 included $355.6 million for dividend payments to shareholders, $294.7 million for the repurchase of 1,126,000 shares of Snap-on’s common stock, and net repayments of other short-term borrowings of $1.7 million. These amounts were partially offset by $113.6 million of proceeds from stock purchase plan and stock option exercises. Net cash used by financing activities of $485.0 million in 2022 included $313.1 million for dividend payments to shareholders and $198.1 million for the repurchase of 899,000 shares of Snap-on’s common stock. These amounts were partially offset by $55.0 million of proceeds from stock purchase plan and stock option exercises and net proceeds from other short-term borrowings of $1.6 million.

2023 ANNUAL REPORT	31

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
2023 vs. 2022
Results of operations for 2023 and 2022 are as follows:

(Amounts in millions)	2023		2022		Change
Net sales	$4,730.2	100.0%	$4,492.8	100.0%	$237.4	5.3%
Cost of goods sold	(2,381.1)	(50.3)%	(2,311.7)	(51.5)%	(69.4)	(3.0)%
Gross profit	2,349.1	49.7%	2,181.1	48.5%	168.0	7.7%
Operating expenses	(1,309.2)	(27.7)%	(1,239.9)	(27.6)%	(69.3)	(5.6)%
Operating earnings before financial services	1,039.9	22.0%	941.2	20.9%	98.7	10.5%

Financial services revenue	378.1	100.0%	349.7	100.0%	28.4	8.1%
Financial services expenses	(107.6)	(28.5)%	(83.7)	(23.9)%	(23.9)	(28.6)%
Operating earnings from financial services	270.5	71.5%	266.0	76.1%	4.5	1.7%

Operating earnings	1,310.4	25.7%	1,207.2	24.9%	103.2	8.5%
Interest expense	(49.9)	(1.0)%	(47.1)	(1.0)%	(2.8)	(5.9)%
Other income (expense) – net	67.5	1.3%	42.5	0.9%	25.0	58.8%
Earnings before income taxes and equity earnings	1,328.0	26.0%	1,202.6	24.8%	125.4	10.4%
Income tax expense	(293.4)	(5.7)%	(268.7)	(5.5)%	(24.7)	(9.2)%
Net earnings	1,034.6	20.3%	933.9	19.3%	100.7	10.8%
Net earnings attributable to noncontrolling interests	(23.5)	(0.5)%	(22.2)	(0.5)%	(1.3)	(5.9)%
Net earnings attributable to Snap-on Inc.	$1,011.1	19.8%	$911.7	18.8%	$99.4	10.9%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $4,730.2 million in 2023 represented an increase of $237.4 million, or 5.3%, from 2022 levels, reflecting a $250.7 million, or 5.6%, organic gain and $5.5 million of acquisition-related sales, partially offset by $18.8 million of unfavorable foreign currency translation.
Gross profit of $2,349.1 million in 2023 compared to $2,181.1 million last year, an increase of $168.0 million or 7.7%. Gross margin (gross profit as a percentage of net sales) improved 120 basis points (100 basis points (“bps”) equals 1.0 percent) from 2022 primarily due to increased sales volumes and pricing actions, lower material and other costs, and benefits from the company’s RCI initiatives. These improvements were partially offset by 30 bps of unfavorable foreign currency effects.
Operating expenses of $1,309.2 million in 2023 compared to $1,239.9 million last year. Operating expenses as a percentage of net sales rose 10 bps from last year, primarily reflecting increased personnel and other costs, partially offset by benefits from higher sales volumes.
Operating earnings before financial services of $1,039.9 million in 2023 compared to $941.2 million in 2022, an increase of $98.7 million or 10.5%. As a percentage of net sales, operating earnings before financial services were 22.0% compared to 20.9% last year.
Financial services revenue of $378.1 million in 2023 compared to $349.7 million last year. Financial services operating earnings of $270.5 million in 2023 compared to $266.0 million in 2022.
Operating earnings of $1,310.4 million in 2023 compared to $1,207.2 million in 2022, an increase of $103.2 million or 8.5%. As a percentage of revenues, operating earnings were 25.7% compared to 24.9% last year.
Interest expense in 2023 increased $2.8 million compared to last year. See Note 9 to the Consolidated Financial Statements for additional information on debt and credit facilities.

32	SNAP-ON INCORPORATED

Other income (expense) – net primarily includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 17 to the Consolidated Financial Statements for additional information on Other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on was 22.5% in 2023 and 22.8% in 2022. See Note 8 to the Consolidated Financial Statements for additional information on income taxes.
Net earnings attributable to Snap-on of $1,011.1 million, or $18.76 per diluted share, in 2023 compared to $911.7 million, or $16.82 per diluted share, in 2022, an increase of $99.4 million or $1.94 per diluted share.
Segment Results
Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government and military, power generation, transportation and technical education market segments, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s multinational mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealerships, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s finance subsidiaries.
Snap-on evaluates the performance of its operating segments based on segment revenues and segment operating earnings. The Snap-on Tools Group segment revenues include external net sales, while the Commercial & Industrial Group and the Repair Systems & Information Group segment revenues include both external and intersegment net sales. Snap-on accounts for intersegment net sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Corporate assets consist of cash and cash equivalents (excluding cash held at Financial Services), deferred income taxes and certain other assets. Intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results.
Commercial & Industrial Group

(Amounts in millions)	2023		2022		Change
External net sales	$1,145.6	78.6%	$1,058.3	75.6%	$87.3	8.2%
Intersegment net sales	312.7	21.4%	340.9	24.4%	(28.2)	(8.3)%
Segment net sales	1,458.3	100.0%	1,399.2	100.0%	59.1	4.2%
Cost of goods sold	(887.5)	(60.9)%	(880.5)	(62.9)%	(7.0)	(0.8)%
Gross profit	570.8	39.1%	518.7	37.1%	52.1	10.0%
Operating expenses	(344.7)	(23.6)%	(321.1)	(23.0)%	(23.6)	(7.3)%
Segment operating earnings	$226.1	15.5%	$197.6	14.1%	$28.5	14.4%
Segment net sales of $1,458.3 million in 2023 represented an increase of $59.1 million, or 4.2%, from 2022 levels, reflecting a $69.7 million, or 5.0%, organic gain and $5.5 million of acquisition-related sales, partially offset by $16.1 million of unfavorable currency translation. The organic increase primarily reflects a double-digit gain in sales to customers in critical industries.
Segment gross margin in 2023 improved 200 bps from last year, primarily due to increased sales volumes in the higher-gross-margin critical industry sector, pricing actions, and benefits from the segment’s RCI initiatives. These improvements were partially offset by 40 bps of unfavorable foreign currency effects.
Segment operating expenses as a percentage of net sales in 2023 rose 60 bps as compared to 2022 primarily reflecting increased sales in higher-expense businesses, as well as increased personnel and other costs.
As a result of these factors, segment operating earnings of $226.1 million in 2023, including $9.0 million of unfavorable foreign currency effects, compared to $197.6 million in 2022, an increase of $28.5 million or 14.4%. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 15.5% in 2023 compared to 14.1% last year.

2023 ANNUAL REPORT	33

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Snap-on Tools Group

(Amounts in millions)	2023		2022		Change
Segment net sales	$2,088.8	100.0%	$2,072.0	100.0%	$16.8	0.8%
Cost of goods sold	(1,107.7)	(53.0)%	(1,141.7)	(55.1)%	34.0	3.0%
Gross profit	981.1	47.0%	930.3	44.9%	50.8	5.5%
Operating expenses	(487.3)	(23.4)%	(471.6)	(22.8)%	(15.7)	(3.3)%
Segment operating earnings	$493.8	23.6%	$458.7	22.1%	$35.1	7.7%
Segment net sales of $2,088.8 million in 2023 represented an increase of $16.8 million, or 0.8%, from 2022 levels, reflecting a $25.0 million, or 1.2%, organic sales gain, partially offset by $8.2 million of unfavorable foreign currency translation. The organic increase is primarily due to a mid single-digit gain in the segment’s international operations, while activity in the U.S. operations was essentially flat.
Segment gross margin in 2023 improved 210 bps from last year, primarily reflecting increased sales of higher-gross-margin products, benefits from sales volumes and pricing actions, and lower material and other costs. These improvements were partially offset by 50 bps of unfavorable foreign currency effects.
Segment operating expenses as a percentage of net sales in 2023 rose 60 bps from last year primarily due to increased personnel and other costs.
As a result of these factors, segment operating earnings of $493.8 million in 2023, including $12.5 million of unfavorable foreign currency effects, compared to $458.7 million in 2022, an increase of $35.1 million or 7.7%. Operating margin for the Snap‑on Tools Group of 23.6% in 2023 compared to 22.1% last year.
Repair Systems & Information Group

(Amounts in millions)	2023		2022		Change
External net sales	$1,495.8	84.0%	$1,362.5	81.7%	$133.3	9.8%
Intersegment net sales	285.4	16.0%	304.4	18.3%	(19.0)	(6.2)%
Segment net sales	1,781.2	100.0%	1,666.9	100.0%	114.3	6.9%
Cost of goods sold	(984.0)	(55.2)%	(934.8)	(56.1)%	(49.2)	(5.3)%
Gross profit	797.2	44.8%	732.1	43.9%	65.1	8.9%
Operating expenses	(364.0)	(20.5)%	(338.8)	(20.3)%	(25.2)	(7.4)%
Segment operating earnings	$433.2	24.3%	$393.3	23.6%	$39.9	10.1%
Segment net sales of $1,781.2 million in 2023 represented an increase of $114.3 million, or 6.9%, from 2022 levels, reflecting a $111.7 million, or 6.7%, organic sales increase and $2.6 million of favorable foreign currency translation. The organic gain primarily reflects double-digit increases in sales of undercar equipment and high single-digit gains in activity with OEM dealerships.
Segment gross margin in 2023 improved 90 bps from last year primarily due to lower material and other costs, increased sales volumes and pricing actions, and savings from RCI initiatives.
Segment operating expenses as a percentage of net sales in 2023 rose 20 bps from 2022, primarily reflecting increased personnel and other costs, partially offset by benefits from sales volume leverage.
As a result of these factors, segment operating earnings of $433.2 million in 2023, including $1.3 million of favorable foreign currency effects, compared to $393.3 million in 2022, an increase of $39.9 million or 10.1%. Operating margin for the Repair Systems & Information Group of 24.3% in 2023 compared to 23.6% last year.

34	SNAP-ON INCORPORATED

Financial Services

(Amounts in millions)	2023		2022		Change
Financial services revenue	$378.1	100.0%	$349.7	100.0%	$28.4	8.1%
Financial services expenses	(107.6)	(28.5)%	(83.7)	(23.9)%	(23.9)	(28.6)%
Segment operating earnings	$270.5	71.5%	$266.0	76.1%	$4.5	1.7%

Financial services revenue is generally dependent on the size of the average financial services portfolio during the period, as well as on the average yield on receivables. Financial services revenue of $378.1 million in 2023 increased $28.4 million, or 8.1%, from 2022. In 2023 and 2022, the respective average yields on finance receivables were 17.7% and 17.6%. In 2023 and 2022, the average yields on contract receivables were 8.8% and 8.5%, respectively. Originations of $1,235.5 million in 2023 represented an increase of $82.4 million, or 7.1%, from 2022 levels.
Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses in 2023 increased primarily due to higher provisions for credit losses as compared to those recorded in 2022. The increase in provisions reflects both the growth of the portfolio, as well as a return to more typical pre-pandemic rates of provision. As a percentage of the average financial services portfolio, financial services expenses were 4.5% in 2023 and 3.7% in 2022.
As a result of these factors, segment operating earnings in 2023, including $0.6 million of unfavorable foreign currency effects, increased $4.5 million, or 1.7%, from 2022 levels.
See Note 1 and Note 4 to the Consolidated Financial Statements for additional information on financial services.

Corporate

Snap-on’s general corporate expenses in 2023 of $113.2 million compared to $108.4 million recorded in 2022. The year-over-year increase primarily reflects higher stock-based and performance-based compensation expense.

2023 ANNUAL REPORT	35

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Quarterly Data

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2023
Net sales	$1,183.0	$1,191.3	$1,159.3	$1,196.6	$4,730.2
Gross profit	589.6	603.7	578.2	577.6	2,349.1
Financial services revenue	92.6	93.4	94.9	97.2	378.1
Financial services expenses	(26.3)	(26.5)	(25.5)	(29.3)	(107.6)
Net earnings	254.3	269.9	249.1	261.3	1,034.6
Net earnings attributable to Snap-on Incorporated	248.7	264.0	243.1	255.3	1,011.1
Earnings per share – basic*	4.69	4.98	4.60	4.84	19.11
Earnings per share – diluted*	4.60	4.89	4.51	4.75	18.76
Cash dividends paid per share	1.62	1.62	1.62	1.86	6.72

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2022
Net sales	$1,097.8	$1,136.6	$1,102.5	$1,155.9	$4,492.8
Gross profit	534.3	553.5	532.6	560.7	2,181.1
Financial services revenue	87.7	86.4	87.3	88.3	349.7
Financial services expenses	(17.3)	(21.1)	(20.9)	(24.4)	(83.7)
Net earnings	222.7	237.2	229.5	244.5	933.9
Net earnings attributable to Snap-on Incorporated	217.4	231.5	223.9	238.9	911.7
Earnings per share – basic*	4.07	4.34	4.21	4.50	17.14
Earnings per share – diluted*	4.00	4.27	4.14	4.42	16.82
Cash dividends paid per share	1.42	1.42	1.42	1.62	5.88

*	Amounts may not total to annual earnings per share because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during each respective period.

36	SNAP-ON INCORPORATED

Fourth Quarter
Results of operations for the fourth quarters of 2023 and 2022 are as follows:

	Fourth Quarter
(Amounts in millions)	2023		2022		Change
Net sales	$1,196.6	100.0%	$1,155.9	100.0%	$40.7	3.5%
Cost of goods sold	(619.0)	(51.7)%	(595.2)	(51.5)%	(23.8)	(4.0)%
Gross profit	577.6	48.3%	560.7	48.5%	16.9	3.0%
Operating expenses	(319.7)	(26.7)%	(312.7)	(27.0)%	(7.0)	(2.2)%
Operating earnings before financial services	257.9	21.6%	248.0	21.5%	9.9	4.0%

Financial services revenue	97.2	100.0%	88.3	100.0%	8.9	10.1%
Financial services expenses	(29.3)	(30.1)%	(24.4)	(27.6)%	(4.9)	(20.1)%
Operating earnings from financial services	67.9	69.9%	63.9	72.4%	4.0	6.3%

Operating earnings	325.8	25.2%	311.9	25.1%	13.9	4.5%
Interest expense	(12.5)	(1.0)%	(12.0)	(1.0)%	(0.5)	(4.2)%
Other income (expense) – net	17.5	1.4%	11.8	1.0%	5.7	48.3%
Earnings before income taxes	330.8	25.6%	311.7	25.1%	19.1	6.1%
Income tax expense	(69.5)	(5.4)%	(67.2)	(5.4)%	(2.3)	(3.4)%
Net earnings	261.3	20.2%	244.5	19.7%	16.8	6.9%
Net earnings attributable to noncontrolling interests	(6.0)	(0.5)%	(5.6)	(0.5)%	(0.4)	(7.1)%
Net earnings attributable to Snap-on Inc.	$255.3	19.7%	$238.9	19.2%	$16.4	6.9%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $1,196.6 million in the fourth quarter of 2023 represented an increase of $40.7 million, or 3.5%, from 2022 levels, reflecting a $26.1 million, or 2.2%, organic gain, $5.5 million of acquisition-related sales, and $9.1 million of favorable foreign currency translation.
Gross profit of $577.6 million in the fourth quarter of 2023 compared to $560.7 million last year, an increase of $16.9 million or 3.0%. Gross margin in the quarter declined 20 bps from the fourth quarter of 2022 primarily due to 20 bps of unfavorable foreign currency effects. Benefits from lower material and other costs, and savings from the company’s RCI initiatives, were offset by increased sales in lower-gross-margin businesses.
Operating expenses of $319.7 million in the fourth quarter of 2023 compared to $312.7 million in 2022. Operating expenses as a percentage of net sales improved 30 bps from last year, primarily reflecting lower corporate expenses and benefits from higher sales volumes, partially offset by increased personnel and other costs.
Operating earnings before financial services of $257.9 million in the fourth quarter of 2023 compared to $248.0 million in 2022, an increase of $9.9 million or 4.0%. As a percentage of net sales, operating earnings before financial services were 21.6% compared to 21.5% last year.
Financial services revenue of $97.2 million in the fourth quarter of 2023 compared to $88.3 million last year. Financial services operating earnings of $67.9 million in the period compared to $63.9 million in 2022.
Operating earnings of $325.8 million in the fourth quarter of 2023 compared to $311.9 million in 2022, an increase of $13.9 million or 4.5%. As a percentage of revenues, operating earnings were 25.2% in the quarter compared to 25.1% last year.
Interest expense in the fourth quarter of 2023 increased $0.5 million compared to last year. See Note 9 to the Consolidated Financial Statements for additional information on debt and credit facilities.
Other income (expense) – net primarily includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 17 to the Consolidated Financial Statements for additional information on Other income (expense) – net.

2023 ANNUAL REPORT	37

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The effective income tax rate on earnings attributable to Snap-on in the fourth quarter was 21.4% in 2023 and 22.0% in 2022. See Note 8 to the Consolidated Financial Statements for additional information on income taxes.
Net earnings attributable to Snap-on of $255.3 million, or $4.75 per diluted share, in the fourth quarter of 2023 compared to $238.9 million, or $4.42 per diluted share, in 2022, an increase of $16.4 million or $0.33 per diluted share.
Segment Results
Commercial & Industrial Group

	Fourth Quarter
(Amounts in millions)	2023		2022		Change
External net sales	$296.7	81.5%	$258.2	75.2%	$38.5	14.9%
Intersegment net sales	67.2	18.5%	85.0	24.8%	(17.8)	(20.9)%
Segment net sales	363.9	100.0%	343.2	100.0%	20.7	6.0%
Cost of goods sold	(221.3)	(60.8)%	(213.8)	(62.3)%	(7.5)	(3.5)%
Gross profit	142.6	39.2%	129.4	37.7%	13.2	10.2%
Operating expenses	(88.5)	(24.3)%	(81.5)	(23.7)%	(7.0)	(8.6)%
Segment operating earnings	$54.1	14.9%	$47.9	14.0%	$6.2	12.9%
Segment net sales of $363.9 million in the fourth quarter of 2023 represented an increase of $20.7 million, or 6.0%, from 2022 levels, reflecting an $11.6 million, or 3.3%, organic gain, $5.5 million of acquisition-related sales, and $3.6 million of favorable foreign currency translation. The organic increase is primarily due to a double-digit gain in sales to customers in critical industries, partially offset by a double-digit decline in sales of power tools.
Segment gross margin in the fourth quarter improved 150 bps from last year, primarily reflecting increased sales volumes in the higher-gross-margin critical industry sector, pricing actions, savings from the segment’s RCI initiatives, and 30 bps of benefits from acquisitions. These improvements were partially offset by 60 bps of unfavorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the fourth quarter rose 60 bps as compared to 2022 primarily due to a 30 bps impact from acquisitions and increased personnel and other costs.
As a result of these factors, segment operating earnings of $54.1 million in the fourth quarter of 2023, including $1.4 million of unfavorable foreign currency effects, compared to $47.9 million in 2022, an increase of $6.2 million or 12.9%. Operating margin for the Commercial & Industrial Group of 14.9% in the quarter compared to 14.0% last year.
Snap-on Tools Group

	Fourth Quarter
(Amounts in millions)	2023		2022		Change
Segment net sales	$513.3	100.0%	$542.7	100.0%	$(29.4)	(5.4)%
Cost of goods sold	(281.2)	(54.8)%	(308.3)	(56.8)%	27.1	8.8%
Gross profit	232.1	45.2%	234.4	43.2%	(2.3)	(1.0)%
Operating expenses	(121.1)	(23.6)%	(118.3)	(21.8)%	(2.8)	(2.4)%
Segment operating earnings	$111.0	21.6%	$116.1	21.4%	$(5.1)	(4.4)%

Segment net sales of $513.3 million in the fourth quarter of 2023 represented a decrease of $29.4 million, or 5.4%, from 2022 levels, reflecting a $31.0 million, or 5.7%, organic sales decline, partially offset by $1.6 million of favorable foreign currency translation. The organic decrease is due to a high single-digit decline in the U.S. operations, partially offset by a mid single-digit gain in the segment’s international operations.
Segment gross margin in the fourth quarter improved 200 bps from last year, primarily reflecting decreased sales of lower-gross-margin products.
Segment operating expenses as a percentage of net sales in the fourth quarter rose 180 bps as compared to 2022 primarily due to the lower sales volumes.

38	SNAP-ON INCORPORATED

As a result of these factors, segment operating earnings of $111.0 million in the fourth quarter of 2023, including $0.1 million of unfavorable foreign currency effects, compared to $116.1 million in 2022, a decrease of $5.1 million, or 4.4%. Operating margin for the Snap‑on Tools Group of 21.6% in the quarter compared to 21.4% last year.
Repair Systems & Information Group

	Fourth Quarter
(Amounts in millions)	2023		2022		Change
External net sales	$386.6	85.8%	$355.0	81.1%	$31.6	8.9%
Intersegment net sales	64.2	14.2%	82.9	18.9%	(18.7)	(22.6)%
Segment net sales	450.8	100.0%	437.9	100.0%	12.9	2.9%
Cost of goods sold	(247.9)	(55.0)%	(241.0)	(55.0)%	(6.9)	(2.9)%
Gross profit	202.9	45.0%	196.9	45.0%	6.0	3.0%
Operating expenses	(89.6)	(19.9)%	(86.3)	(19.7)%	(3.3)	(3.8)%
Segment operating earnings	$113.3	25.1%	$110.6	25.3%	$2.7	2.4%
Segment net sales of $450.8 million in the fourth quarter of 2023 represented an increase of $12.9 million, or 2.9%, from 2022 levels, reflecting an $8.8 million, or 2.0%, organic sales increase and $4.1 million of favorable foreign currency translation. The organic gain includes a high single-digit increase in activity with OEM dealerships and a mid single-digit gain in sales of undercar equipment, partially offset by a high single-digit decline in sales of diagnostic and repair information products to independent repair shop owners and managers.
Segment gross margin in the fourth quarter was unchanged from last year with benefits from lower material and other costs and savings from RCI initiatives, offset by increased sales in lower-gross-margin businesses.
Segment operating expenses as a percentage of net sales in the fourth quarter rose 20 bps from 2022, primarily reflecting increased personnel and other costs.
As a result of these factors, segment operating earnings of $113.3 million in the fourth quarter of 2023, including $0.4 million of favorable foreign currency effects, compared to $110.6 million in 2022, an increase of $2.7 million or 2.4%. Operating margin for the Repair Systems & Information Group of 25.1% in the quarter compared to 25.3% last year.
Financial Services

	Fourth Quarter
(Amounts in millions)	2023		2022		Change
Financial services revenue	$97.2	100.0%	$88.3	100.0%	$8.9	10.1%
Financial services expenses	(29.3)	(30.1)%	(24.4)	(27.6)%	(4.9)	(20.1)%
Segment operating earnings	$67.9	69.9%	$63.9	72.4%	$4.0	6.3%

Financial services revenue of $97.2 million in the fourth quarter of 2023 increased $8.9 million, or 10.1%, from last year. In the fourth quarters of 2023 and 2022, the respective average yields on finance receivables were 17.8% and 17.6%. In the fourth quarters of 2023 and 2022, the average yields on contract receivables were 8.9% and 8.6%, respectively. Originations of $303.1 million in the fourth quarter of 2023 represented an increase of $3.4 million, or 1.1%, from 2022 levels.

Financial services expenses in the fourth quarter of 2023 increased primarily due to higher provisions for credit losses as compared to those recorded in the fourth quarter of 2022. The increase in provisions reflects both the growth of the portfolio, as well as a return to more typical pre-pandemic rates of provision. As a percentage of the average financial services portfolio, financial services expenses were 1.2% in the fourth quarter of 2023 and 1.1% in 2022.

As a result of these factors, segment operating earnings in the fourth quarter of 2023 increased $4.0 million, or 6.3%, from 2022 levels.

See Note 1 and Note 4 to the Consolidated Financial Statements for additional information on financial services.

2023 ANNUAL REPORT	39

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Corporate
Snap-on’s fourth quarter 2023 general corporate expenses of $20.5 million compared to $26.6 million last year. The year-over-year decrease in corporate expenses primarily reflects the recovery of costs associated with a legal matter.

Non-GAAP Supplemental Data

The following non-GAAP supplemental data is presented for informational purposes to provide readers with insight into the information used by management for assessing the operating performance of Snap-on’s non-financial services (“Operations”) and Financial Services businesses.

The supplemental Operations data reflects the results of operations and financial position of Snap-on’s tools, diagnostics, equipment products, software, and other non-financial services operations with Financial Services presented on the equity method. The supplemental Financial Services data reflects the results of operations and financial position of Snap-on’s U.S. and international financial services operations. The financing needs of Financial Services are met through intersegment borrowings and cash generated from Operations; Financial Services is charged interest expense on intersegment borrowings at market rates. Income taxes are charged to Financial Services on the basis of the specific tax attributes generated by the U.S. and international financial services businesses. Transactions between the Operations and Financial Services businesses are eliminated to arrive at the Consolidated Financial Statements.

Non-GAAP Supplemental Consolidating Data – Supplemental Statements of Earnings information for 2023 and 2022 is as follows:

	Operations*		Financial Services
(Amounts in millions)	2023	2022	2023	2022
Net sales	$4,730.2	$4,492.8	$—	$—
Cost of goods sold	(2,381.1)	(2,311.7)	—	—
Gross profit	2,349.1	2,181.1	—	—
Operating expenses	(1,309.2)	(1,239.9)	—	—
Operating earnings before financial services	1,039.9	941.2	—	—

Financial services revenue	—	—	378.1	349.7
Financial services expenses	—	—	(107.6)	(83.7)
Operating earnings from financial services	—	—	270.5	266.0

Operating earnings	1,039.9	941.2	270.5	266.0
Interest expense	(49.9)	(47.1)	—	—
Intersegment interest income (expense) – net	63.9	59.3	(63.9)	(59.3)
Other income (expense) – net	67.3	42.3	0.2	0.2
Earnings before income taxes and equity earnings	1,121.2	995.7	206.8	206.9
Income tax expense	(241.6)	(215.6)	(51.8)	(53.1)
Earnings before equity earnings	879.6	780.1	155.0	153.8
Financial services – net earnings attributable to Snap-on	155.0	153.8	—	—
Net earnings	1,034.6	933.9	155.0	153.8
Net earnings attributable to noncontrolling interests	(23.5)	(22.2)	—	—
Net earnings attributable to Snap-on	$1,011.1	$911.7	$155.0	$153.8

* Snap-on with Financial Services presented on the equity method.

40	SNAP-ON INCORPORATED

Non-GAAP Supplemental Consolidating Data – Supplemental Balance Sheet Information as of 2023 and 2022 year end is as follows:

	Operations*		Financial Services
(Amounts in millions)	2023	2022	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,001.3	$757.1	$0.2	$0.1
Intersegment receivables	15.7	13.4	—	—
Trade and other accounts receivable – net	790.6	761.1	0.7	0.6
Finance receivables – net	—	—	594.1	562.2
Contract receivables – net	5.5	5.9	115.3	104.0
Inventories – net	1,005.9	1,033.1	—	—
Prepaid expenses and other current assets	143.2	149.2	7.4	5.8
Total current assets	2,962.2	2,719.8	717.7	672.7

Property and equipment – net	536.5	510.7	2.8	1.9
Operating lease right-of-use assets	73.8	60.1	0.9	1.4
Investment in Financial Services	393.9	363.9	—	—
Deferred income tax assets	51.3	48.4	24.7	21.6
Intersegment long-term notes receivable	785.6	635.9	—	—
Long-term finance receivables – net	—	—	1,284.2	1,170.8
Long-term contract receivables – net	8.3	9.6	399.6	374.2
Goodwill	1,097.4	1,045.3	—	—
Other intangible assets – net	268.9	275.6	—	—
Pension assets	130.5	70.6	—	—
Other long-term assets	30.2	27.1	0.1	0.1
Total assets	$6,338.6	$5,767.0	$2,430.0	$2,242.7

* Snap-on with Financial Services presented on the equity method.

2023 ANNUAL REPORT	41

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Balance Sheet Information (continued):

	Operations*		Financial Services
(Amounts in millions)	2023	2022	2023	2022
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$15.6	$17.2	$—	$—
Accounts payable	236.2	285.8	1.8	1.2
Intersegment payables	—	—	15.7	13.4
Accrued benefits	64.4	58.6	—	—
Accrued compensation	99.9	95.6	3.0	3.0
Franchisee deposits	73.3	73.8	—	—
Other accrued liabilities	432.2	420.8	27.4	25.8
Total current liabilities	921.6	951.8	47.9	43.4

Long-term debt and intersegment long-term debt	—	—	1,970.2	1,819.7
Deferred income tax liabilities	79.2	82.1	—	—
Retiree health care benefits	21.8	23.4	—	—
Pension liabilities	82.3	78.6	—	—
Operating lease liabilities	54.0	43.6	0.6	1.1
Other long-term liabilities	86.3	84.0	17.4	14.6
Total liabilities	1,245.2	1,263.5	2,036.1	1,878.8

Total shareholders’ equity attributable to Snap-on	5,071.3	4,481.3	393.9	363.9
Noncontrolling interests	22.1	22.2	—	—
Total equity	5,093.4	4,503.5	393.9	363.9
Total liabilities and equity	$6,338.6	$5,767.0	$2,430.0	$2,242.7

* Snap-on with Financial Services presented on the equity method.

42	SNAP-ON INCORPORATED

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

Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of February 9, 2024, Snap-on’s long-term debt and commercial paper were rated, respectively: A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurance that financing will be available in the future on acceptable terms, or that its debt ratings will not decrease.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

As of 2023 year end, working capital (current assets less current liabilities) of $2,710.4 million represented an increase of $313.1 million from $2,397.3 million as of 2022 year end primarily as a result of other net changes in working capital discussed below.
The following represents the company’s working capital position as of 2023 and 2022 year end:

(Amounts in millions)	2023	2022
Cash and cash equivalents	$1,001.5	$757.2
Trade and other accounts receivable – net	791.3	761.7
Finance receivables – net	594.1	562.2
Contract receivables – net	120.8	109.9
Inventories – net	1,005.9	1,033.1
Prepaid expenses and other current assets	138.4	144.8
Total current assets	3,652.0	3,368.9

Notes payable	(15.6)	(17.2)
Accounts payable	(238.0)	(287.0)
Other current liabilities	(688.0)	(667.4)
Total current liabilities	(941.6)	(971.6)
Working capital	$2,710.4	$2,397.3

Cash and cash equivalents of $1,001.5 million as of 2023 year end represented an increase of $244.3 million from 2022 year-end levels primarily due to: (i) $1,154.2 million of cash generated from operations; (ii) $833.5 million of cash from collections of finance receivables; and (iii) $113.6 million of cash proceeds from stock purchase plan and stock option exercises. These increases in cash and cash equivalents were partially offset by: (i) the funding of $1,029.0 million of new finance receivables; (ii) dividend payments to shareholders of $355.6 million; (iii) the repurchase of 1,126,000 shares of the company’s common stock for $294.7 million; (iv) the funding of $95.0 million for capital expenditures; (v) the funding of $42.6 million for acquisitions; and (vi) net repayments of other short-term borrowings of $1.7 million.

Of the $1,001.5 million of cash and cash equivalents as of 2023 year end, $394.9 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act (“Tax Act”) generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it can be accomplished in a tax efficient manner.

2023 ANNUAL REPORT	43

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Trade and other accounts receivable – net of $791.3 million as of 2023 year end represented an increase of $29.6 million from 2022 year-end levels primarily due to higher sales, $9.3 million of foreign currency translation and $4.1 million from acquisitions. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 60 days and 61 days at the respective 2023 and 2022 year ends.

The current portions of net finance and contract receivables of $714.9 million as of 2023 year end compared to $672.1 million at 2022 year end. The long-term portions of net finance and contract receivables of $1,692.1 million as of 2023 year end compared to $1,554.6 million at 2022 year end. The combined $180.3 million increase in net current and long-term finance and contract receivables compared to 2022 year-end levels is primarily due to an increase in net receivable originations and $9.1 million of foreign currency translation.

Inventories – net of $1,005.9 million as of 2023 year end decreased $27.2 million from 2022 year-end levels primarily due to $47.8 million of inventory reductions as a result of easing supply chain disruptions, partially offset by $16.6 million of foreign currency translation and $4.0 million related to acquisitions. As of 2023 and 2022 year end, inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 2.3 turns and 2.5 turns, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of 2023 and 2022 year end approximated 59% and 61% of total inventories, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $115.9 million and $108.6 million at 2023 and 2022 year end, respectively.

Notes payable of $15.6 million as of 2023 year end compared to $17.2 million as of 2022 year end. Average notes payable outstanding were $17.5 million and $18.6 million in 2023 and 2022, respectively. The 2023 weighted-average interest rate on such borrowings of 11.0% compared with 9.9% in 2022. At 2023 year end, the weighted-average rate on outstanding notes payable of 11.1% compared with 10.9% in 2022.

Accounts payable of $238.0 million as of 2023 year end represented a decrease of $49.0 million from 2022 year-end levels, primarily due to the timing of payments, partially offset by $3.0 million of foreign currency translation and $1.6 million related to acquisitions.

Other accrued liabilities of $447.4 million as of 2023 year end represented an increase of $11.0 million from 2022 year-end levels, primarily due to higher income tax and other tax accruals, $3.7 million of foreign currency translation and $0.8 million related to acquisitions.

Long-term debt of $1,184.6 million as of 2023 year end consisted of: (i) $300.0 million of unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”); (ii) $400.0 million of unsecured 4.10% notes that mature on March 1, 2048 (“the 2048 Notes”); and (iii) $500.0 million of 3.10% notes that mature on May 1, 2050 (the “2050 Notes”), partially offset by $15.4 million of unamortized debt issuance costs and issuance discounts.
On September 12, 2023, Snap-on entered into a $900 million multicurrency revolving credit facility that terminates on September 12, 2028 (the “Credit Facility”), which amended and restated in its entirety Snap-on’s previous $800 million multicurrency revolving credit facility that was set to terminate on September 16, 2024. The Credit Facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. No amounts were borrowed or outstanding under either Credit Facility during the years ended and as of December 30, 2023 or December 31, 2022.
Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of December 30, 2023, the company’s actual ratios of 0.05 and 0.18 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. There was no commercial paper issued or outstanding during the years ended and as of December 30, 2023 or December 31, 2022.

44	SNAP-ON INCORPORATED

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of 2023 year end, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.
Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, if it believes conditions are favorable, it may take advantage of such conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions of $6.0 million to its foreign pension plans and $3.7 million to its domestic pension plans in 2024, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2024.
Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, additional fixed-term debt and/or securitizations.
The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities of $1,154.2 million in 2023 increased $479.0 million from $675.2 million in 2022. The $479.0 million increase is primarily due to a $352.9 million change in net operating assets and liabilities, and a $100.7 million increase in net earnings.

Depreciation expense was $72.2 million in 2023 and $71.5 million in 2022. Amortization expense was $27.1 million in 2023 and $28.7 million in 2022. See Note 6 and Note 7 to the Consolidated Financial Statements for information on property and equipment and goodwill and other intangible assets.

Investing Activities

Net cash used by investing activities of $331.8 million in 2023 included additions to finance receivables of $1,029.0 million, partially offset by collections of $833.5 million. Net cash used by investing activities of $206.2 million in 2022 included additions to finance receivables of $955.8 million, partially offset by collections of $826.9 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics, and equipment products on an extended-term payment plan, with average payment terms of approximately four years.
Net cash used by investing activities in 2023 also included $42.6 million for the acquisitions of Mountz and SAVTEQ. Net cash used by investing activities in 2022 included $0.5 million of cash provided by acquisitions. See Note 3 to the Consolidated Financial Statements for information about acquisitions.
Capital expenditures in 2023 and 2022 totaled $95.0 million and $84.2 million, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes. The company also invested in: (i) new product, efficiency, safety and cost reduction initiatives that are intended to expand and improve its manufacturing and distribution capabilities worldwide; (ii) new production and machine tooling to enhance manufacturing operations, as well as ongoing replacements of manufacturing and distribution equipment, particularly in the United States; and (iii) the ongoing enhancement of the company’s global enterprise resource planning (ERP) management information systems. Snap-on believes that its cash generated from operations, as well as its available cash on hand and funds available from its credit facilities will be sufficient to fund the company’s capital expenditure requirements in 2024.

Financing Activities

Net cash used by financing activities of $572.9 million in 2023 included net repayments of other short-term borrowings of $1.7 million. Net cash used by financing activities of $485.0 million in 2022 included net proceeds from other short-term borrowings of $1.6 million.

2023 ANNUAL REPORT	45

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Proceeds from stock purchase plan and stock option exercises totaled $113.6 million in 2023 and $55.0 million in 2022. In 2023, Snap-on repurchased 1,126,000 shares of its common stock for $294.7 million under its previously announced share repurchase programs. As of 2023 year end, Snap-on had remaining availability to repurchase up to an additional $282.9 million in common stock pursuant to its Board’s authorizations. Snap-on repurchased 899,000 shares of its common stock for $198.1 million in 2022. The repurchase of Snap-on common stock to offset dilution related to equity plan issuances or for other corporate purposes is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid in 2023 and 2022 totaled $355.6 million and $313.1 million, respectively. On November 2, 2023, the company announced that its Board increased the quarterly cash dividend by 14.8% to $1.86 per share ($7.44 per share annualized). Quarterly dividends in 2023 were $1.86 per share in the fourth quarter and $1.62 per share in the first three quarters ($6.72 per share for the year). Quarterly dividends in 2022 were $1.62 per share in the fourth quarter and $1.42 per share in the first three quarters ($5.88 per share for the year).

	2023	2022
Cash dividends paid per common share	$6.72	$5.88
Cash dividends paid as a percentage of prior-year retained earnings	5.6%	5.5%
Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in 2024.

Contractual Obligations and Commitments

Snap-on’s contractual obligations for long-term debt and operating and finance leases are reflected in the Consolidated Balance Sheets; see Note 9 and Note 16 to the Consolidated Financial Statements for information on the company’s long-term debt and leases. Snap-on also enters into contracts for future purchases in the normal course of business. As of year-end 2023, the company had $138.0 million in purchase commitments to be paid in 2024 and $11.4 million to be paid thereafter.

Snap-on intends to make contributions of $6.0 million to its foreign pension plans and $3.7 million to its domestic pension plans in 2024, as required by law. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2024; see Note 11 and Note 12 to the Consolidated Financial Statements for information on the company’s benefit plans and payments.

Due to the uncertainty of the timing of settlements with taxing authorities, Snap-on is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits totaling $7.5 million for its remaining uncertain tax liabilities. See Note 8 to the Consolidated Financial Statements for information on income taxes.

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

46	SNAP-ON INCORPORATED

In recent years there has been increased public awareness, concern and focus on environmental and sustainability issues, including matters related to climate change. The current focus on these matters is expected to result in additional and/or more restrictive regulations, and industry or third-party requirements and standards to reduce or mitigate climate change as well as other environmental or sustainability risks. The timing of certain of these regulations and requirements has yet to be determined. Snap-on is monitoring developments in this area.

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

Management utilizes established policies and procedures in an effort to ensure the estimates and assumptions are well controlled, reviewed and consistently applied. As of December 30, 2023, the ratio of the allowance for credit losses to finance receivables was 3.48%. As of December 31, 2022, the allowance ratio was 3.39%. While management believes it exercises prudent judgment and applies reasonable assumptions in establishing its estimates for allowances for finance receivables, there can be no assurance that changes in economic conditions or other factors would not adversely impact the financial health of our customers and result in changes to the estimates used in the allowance calculation. For reference, a 100 bps increase in the allowance ratios for finance receivables as of December 30, 2023, would have increased Snap-on’s 2023 provision for credit losses and related allowance for credit losses by approximately $19.4 million.

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

2023 ANNUAL REPORT	47

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

Snap-on evaluates the recoverability of goodwill by utilizing an income approach that estimates the fair value of the future discounted cash flows of the reporting units to which the goodwill relates. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. This approach reflects management’s internal outlook at the reporting units, which management believes provides the best determination of value due to management’s insight and experience with the reporting units. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, working capital levels, expected benefits from RCI initiatives, and a weighted-average cost of capital that reflects the risk profile of the reporting unit being tested. The company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2023 impairment calculations were evaluated in light of then-current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the company’s reporting units in an orderly transaction.

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

Snap-on completed its annual impairment testing of goodwill in the second quarter of 2023, the results of which did not result in any impairment. As of 2023 year end, the company has no accumulated impairment losses. Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 11 reporting units. Based on the company’s second quarter 2023 impairment testing, and assuming a hypothetical 10% decrease in the estimated fair values of each of its 11 reporting units, the hypothetical fair value of each of the company’s 11 reporting units would have been greater than its carrying value. See Note 7 to the Consolidated Financial Statements for additional information about goodwill.

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

Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. In 2023, the long-term investment performance objective for Snap-on’s domestic plans’ assets was to achieve net of expense returns that met or exceeded the 7.5% domestic expected return on plan assets assumption. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets. As of 2023 year end, Snap-on’s domestic pension plans’ assets comprised approximately 86% of the company’s worldwide pension plan assets.

48	SNAP-ON INCORPORATED

Based on forward-looking capital market expectations, Snap-on selected an expected return on plan assets assumption for its U.S. pension plans of 7.5%, the same rate used in 2023, to be used in determining pension expense for 2024. In estimating the domestic expected return on plan assets, Snap-on utilizes a nominal returns forecasting method. For each asset class, future returns are estimated by identifying the premium of riskier asset classes over lower risk alternatives. The methodology constructs expected returns using a “building block” approach to the individual components of total return. These forecasts are stated in both nominal and real (after inflation) terms. This process first considers the long-term historical return premium based on the longest set of data available for each asset class. These premiums, calculated using the geometric mean, are then adjusted based on current relative valuation levels, macro-economic conditions, and the expected alpha related to active investment management. The asset return assumption is also adjusted by an implicit expense load for estimated administrative and investment-related expenses. Since asset allocation is a key determinant of expected investment returns, the current and expected mix of plan assets are also considered when setting the assumption.

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected rate of return assumption for Snap-on’s domestic pension plans’ assets by 50 bps would have increased Snap-on’s 2023 domestic pension expense by approximately $6.2 million.

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. The domestic discount rate as of 2023 and 2022 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries that incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.

The selection of the 5.5% weighted-average discount rate for Snap-on’s domestic pension plans as of 2023 year end (compared to 5.5% as of 2022 year end) represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 bps would have increased Snap-on’s 2023 domestic pension expense and projected benefit obligation by approximately $1.5 million and $48.1 million, respectively. As of 2023 year end, Snap-on’s domestic projected benefit obligation comprised approximately 84% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 4.3% (compared to 4.8% as of 2022 year end) represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 bps would have increased Snap-on’s 2023 foreign pension expense and projected benefit obligation by approximately $0.9 million and $13.5 million, respectively.

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

Pension income in 2023 was $19.0 million and Snap-on expects to have pension income of approximately $8.0 million in 2024, primarily reflecting higher amortization of pension actuarial losses. The projected 2024 pension income is based on benefit plan status, weighted average discount rates, expected returns on plan assets, and other factors. To determine the 2024 net periodic benefit cost, Snap-on is using weighted-average discount rates for its domestic and foreign pension plans of 5.5% and 4.3%, respectively, and an expected return on plan assets for its domestic pension plans of 7.5%. The expected returns on plan assets for foreign pension plans ranged from 2.2% to 6.7% as of 2023 year end. See Note 11 to the Consolidated Financial Statements for additional information on pension plans.

2023 ANNUAL REPORT	49

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Outlook

We believe that our markets and our operations possess and have demonstrated continuing and considerable resilience against the uncertainties of the current environment. In 2024, Snap-on expects to make ongoing progress along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, it is projected that capital expenditures in 2024 will be in a range of $100 million to $110 million.

Snap-on currently anticipates that its full-year 2024 effective income tax rate will be in the range of 22% to 23%.

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
The estimated maximum potential net one-day loss in fair value, calculated using the VAR model, as of 2023 and 2022 year end was $15.2 million, consisting of a $15.8 million loss on interest rate-sensitive financial instruments and a $0.6 million gain on foreign currency-sensitive financial instruments; and $18.2 million, consisting of a $18.0 million loss on interest rate-sensitive financial instruments and a $0.2 million loss on foreign currency-sensitive financial instruments, respectively. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.
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

2023 ANNUAL REPORT	51

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
Economic Risk
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets. For example, the company is monitoring the continuing global economic impact of and developments related to Russia’s invasion of Ukraine and the conflict in the Middle East. While inflation has become more prevalent in the world economy, Snap-on has taken steps to control and offset associated cost increases through its supply chain management, pricing actions, and deployment of Rapid Continuous Improvement (“RCI”). In addition, the company continues to monitor developments resulting from the United Kingdom’s exit from the European Union, and the effects this may have on the world economy and the company.
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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 30, 2023. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 30, 2023, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There has been no change in the company’s internal control over financial reporting during the quarter ended December 30, 2023, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, the company’s management believes that, as of December 30, 2023, our internal control over financial reporting was effective at a reasonable assurance level. The company’s internal control over financial reporting as of December 30, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
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

2023 ANNUAL REPORT	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Snap-on Incorporated:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Snap-on Incorporated and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2023, of the Company and our report dated February 15, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 15, 2024

54	SNAP-ON INCORPORATED

Item 9B: Other Information
Executive Officer and Director Rule 10b5-1 Trading Arrangements
Historically, the company’s executive officers and directors have entered into Rule 10b5-1 trading arrangements periodically. Now, in accordance with the new disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who adopted a contract, instruction or written plan for the sale of securities of the company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the quarterly period ended December 30, 2023:

Name and Title	Type of Plan	Adoption Date*	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Nicholas T. Pinchuk Chairman, President and Chief Executive Officer	Rule 10b5-1 trading arrangement	October 26, 2023	December 11, 2024	130,000	Exercises of vested stock options expiring in February 2025, and sales of shares to cover exercise price and estimated tax withholding
Aldo J. Pagliari Senior Vice President - Finance and Chief Financial Officer	Rule 10b5-1 trading arrangement	October 24, 2023	February 12, 2025	34,000	Exercises of vested stock options expiring in February 2025, and sales of shares to cover exercise price and estimated tax withholding
*Trading under the Rule 10b5-1 trading arrangement will not commence until after the applicable waiting period and the conclusion of each officer’s prior Rule 10b5-1 trading arrangement.
Other than as disclosed above, no other officer or director adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

2023 ANNUAL REPORT	55

PART III
Item 10: Directors, Executive Officers and Corporate Governance
Incorporated by reference to the sections entitled “Item 1: Election of Directors,” “Corporate Governance Practices and Board Information” and “Other Information” in Snap-on’s 2024 Annual Meeting Proxy Statement, which is expected to be mailed to shareholders on or about March 12, 2024 (the “2024 Proxy Statement”).
The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s 2024 Proxy Statement in the section entitled “Other Information – Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
Information about our Executive Officers
Information regarding Snap-on’s executive officers, including their ages, business experience (for at least the last five years) and titles as of December 30, 2023, is presented below:
Nicholas T. Pinchuk (77) – Chairman of the Board of Directors since 2009, President and Chief Executive Officer since December 2007, and President and Chief Operating Officer during 2007. Senior Vice President and President – Worldwide Commercial & Industrial Group from 2002 to 2007. Prior to joining Snap-on, Mr. Pinchuk held various positions, including President of Global Refrigeration Operations and President of Asia Pacific Operations, at Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation. Mr. Pinchuk served as an officer of the U.S. Army in Vietnam.
Aldo J. Pagliari (69) – Senior Vice President – Finance and Chief Financial Officer since 2010.
Jesus M. Arregui (58) – Senior Vice President and President – Commercial Group since 2019. President of SNA Europe from 2015 to 2019.
Anup R. Banerjee (73) – Senior Vice President – Human Resources and Chief Development Officer since 2015.
Iain Boyd (61) – Vice President – Operations Development since 2015.
Timothy L. Chambers (59) – Senior Vice President and President – Snap-on Tools Group since 2019. President of Commercial Group from 2015 to 2019.
June C. Lemerand (61) – Vice President and Chief Information Officer since 2017.
Richard T. Miller (53) – Vice President, General Counsel and Secretary since 2018.
Marty V. Ozolins (52) – Vice President and Controller since 2021. Vice President, and formerly Director, of Internal Audit from 2016 to 2021.
Thomas J. Ward (71) – Senior Vice President and President – Repair Systems & Information Group since 2010.
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
Code of Ethics and Website Disclosure
Snap-on has adopted a written code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, Vice President and Controller, and all other financial officers and executives performing similar functions. Snap-on has posted a copy of the code of ethics in the “Investors” section of the company’s website at www.snapon.com. Snap-on will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Business Conduct and Ethics, on the company’s website at www.snapon.com.
Snap-on intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the code of ethics by posting such information in the “Investors” section of the company’s website at www.snapon.com.

56	SNAP-ON INCORPORATED

Item 11: Executive Compensation
The information required by Item 11 is contained in Snap-on’s 2024 Proxy Statement in the sections entitled “Executive Compensation,” “Board Compensation,” “Compensation Committee Report,” and “Other Information” and is incorporated herein by reference.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information about Snap-on’s equity compensation plans at 2023 year end:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,324,586 (1)	$179.53(2)	3,380,444 (3)
Equity compensation plans not approved by security holders	62,015 (4)	Not Applicable	- (5)
Total	2,386,601	$179.53 (2)	3,380,444 (5)

(1)Includes (i) stock options and stock appreciation rights (“SARs”) to acquire 2,236,949 shares granted under the 2011 Incentive Stock and Awards Plan (the “2011 Plan”); (ii) 80,623 shares represented by restricted stock units granted under the 2011 Plan; and (iii) 7,014 shares represented by deferred share units under the Directors’ Fee Plan. Excludes 314,451 shares issuable in connection with the vesting of performance share awards under the 2011 Plan. Also excludes shares of common stock that may be issuable under the employee and franchisee stock purchase plans.
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
(3)Includes (i) 2,633,565 shares reserved for issuance under the 2011 Plan; (ii) 195,281 shares reserved for issuance under the Directors’ Fee Plan; and (iii) 551,598 shares reserved for issuance under the employee stock purchase plan.
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

The additional information required by Item 12 is contained in Snap-on’s 2024 Proxy Statement in the sections entitled “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” and “Other Information,” and is incorporated herein by reference.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to the sections entitled “Corporate Governance Practices and Board Information – Board Information” and “Other Information – Transactions with the Company” in Snap-on’s 2024 Proxy Statement.
Item 14: Principal Accountant Fees and Services
Incorporated by reference to the section entitled “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s 2024 Proxy Statement.

2023 ANNUAL REPORT	57

PART IV
Item 15: Exhibit and Financial Statement Schedules
Item 15(a): Documents Filed as Part of This Report:
1. List of Financial Statements
Unless otherwise indicated, references to “fiscal 2023” or “2023” refer to the fiscal year ended December 30, 2023; references to “fiscal 2022” or “2022” refer to the fiscal year ended December 31, 2022; and references to “fiscal 2021” or “2021” refer to the fiscal year ended January 1, 2022. References to 2023, 2022 and 2021 year end refer to December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:
•Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34).
•Consolidated Statements of Earnings for the 2023, 2022 and 2021 fiscal years.
•Consolidated Statements of Comprehensive Income for the 2023, 2022 and 2021 fiscal years.
•Consolidated Balance Sheets as of 2023 and 2022 year end.
•Consolidated Statements of Equity for the 2023, 2022 and 2021 fiscal years.
•Consolidated Statements of Cash Flows for the 2023, 2022 and 2021 fiscal years.
•Notes to Consolidated Financial Statements.
2. Financial Statement Schedules
All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. List of Exhibits(*)

(3)	(a)
Restated Certificate of Incorporation of Snap-on Incorporated, as amended through April 25, 2013 (incorporated by reference to Exhibit 3.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2013 (Commission File No. 1-7724))

(b)
Bylaws of Snap-on Incorporated, as amended and restated as of April 27, 2023 (incorporated by reference to Exhibit 3.1 to Snap-on’s Current Report on Form 8-K dated April 27, 2023 (Commission File No. 1-7724))

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

	(e)	Description of Securities
	(e)(1)	Description of Common Stock (incorporated by reference to Exhibit 4(e)(1) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2019 (Commission File No. 1-7724))
	(e)(2)	Description of 2027 Notes (incorporated by reference to Exhibit 4(e)(3) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2019 (Commission File No. 1-7724))
	(e)(3)	Description of 2048 Notes (incorporated by reference to Exhibit 4(e)(4) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2019 (Commission File No. 1-7724))
	(e)(4)	Description of 2050 Notes (incorporated by reference to Exhibit 4(f)(5) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended January 2, 2021 (Commission File No. 1-7724))

58	SNAP-ON INCORPORATED

Except for the foregoing, Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 30, 2023. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

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

2023 ANNUAL REPORT	59

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
Fourth Amended and Restated Five Year Credit Agreement, dated as of September 12, 2023 among Snap-on Incorporated and each lenders and agents listed on the signature pages thereof, and JPMorgan Chase Bank, N.A., Citibank N.A. and U.S. Bank National Association as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated September 12, 2023 (Commission File No. 1-7724))

(14)
Snap-on Incorporated Section 406 of the Sarbanes-Oxley Act Code of Ethics (incorporated by reference to Exhibit 10(aa) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (Commission File No. 1-7724))

(19)	Snap-on Incorporated Insider Trading Policy

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

(97)	Snap-on Incorporated Clawback Policy for Erroneously Awarded Compensation

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Snap-on Incorporated:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023, and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

2023 ANNUAL REPORT	61

Finance Receivables, Net - Allowance - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company’s finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics, and equipment products on an extended-term payment plan, with average payment terms of approximately four years. The receivables are generally secured by the underlying tools, diagnostics and/or equipment products financed. At December 30, 2023, these finance receivables totaled $1,946.1 million with an allowance of $67.8 million recorded against the receivables. Determining the proper level of allowance requires management to exercise judgment about the timing, frequency and severity of credit losses expected to occur over the life of the contracts. The Company estimates and records an allowance for credit losses over the remaining contractual life of their contracts considering collectability, historical loss experience, current conditions and future market changes.
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
•We tested the completeness and accuracy and evaluated the relevance of the key data used as inputs in management’s allowance for credit losses calculation, including finance receivables balances, recoveries, charge-offs, portfolio characteristics and other data.
•We tested the mathematical accuracy of the allowance for credit losses and developed an expectation of the allowance for credit losses and compared it to the recorded balance.
•We evaluated management’s ability to accurately forecast credit losses by performing a retrospective review, which involved comparing actual credit losses to historical estimates.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 15, 2024

We have served as the Company’s auditor since 2002.

62	SNAP-ON INCORPORATED

Snap-on Incorporated – Consolidated Statements of Earnings

(Amounts in millions, except per share data)	2023	2022	2021
Net sales	$4,730.2	$4,492.8	$4,252.0
Cost of goods sold	(2,381.1)	(2,311.7)	(2,141.2)
Gross profit	2,349.1	2,181.1	2,110.8
Operating expenses	(1,309.2)	(1,239.9)	(1,259.3)
Operating earnings before financial services	1,039.9	941.2	851.5

Financial services revenue	378.1	349.7	349.7
Financial services expenses	(107.6)	(83.7)	(77.7)
Operating earnings from financial services	270.5	266.0	272.0

Operating earnings	1,310.4	1,207.2	1,123.5
Interest expense	(49.9)	(47.1)	(53.1)
Other income (expense) – net	67.5	42.5	16.5
Earnings before income taxes and equity earnings	1,328.0	1,202.6	1,086.9
Income tax expense	(293.4)	(268.7)	(247.0)
Earnings before equity earnings	1,034.6	933.9	839.9
Equity earnings, net of tax	—	—	1.5
Net earnings	1,034.6	933.9	841.4
Net earnings attributable to noncontrolling interests	(23.5)	(22.2)	(20.9)
Net earnings attributable to Snap-on Incorporated	$1,011.1	$911.7	$820.5

Net earnings per share attributable to Snap-on Incorporated:
Basic	$19.11	$17.14	$15.22
Diluted	18.76	16.82	14.92

Weighted-average shares outstanding:
Basic	52.9	53.2	53.9
Effect of dilutive securities	1.0	1.0	1.1
Diluted	53.9	54.2	55.0
See Notes to Consolidated Financial Statements.

2023 ANNUAL REPORT	63

Snap-on Incorporated – Consolidated Statements of Comprehensive Income

(Amounts in millions)	2023	2022	2021
Comprehensive income (loss):
Net earnings	$1,034.6	$933.9	$841.4
Other comprehensive income (loss):
Foreign currency translation	60.7	(127.4)	(69.4)
Reclassification of foreign currency translation loss from sale of equity interest to net earnings	—	—	(1.0)
Reclassification of cash flow hedges to net earnings	(1.6)	(1.6)	(1.6)
Defined benefit pension and postretirement plans:
Net prior service costs and credits and unrecognized gain (loss)	26.1	(92.8)	85.1
Income tax benefit (expense)	(6.8)	23.8	(18.6)
Net of tax	19.3	(69.0)	66.5

Amortization of unrecognized loss and net prior service costs included in net periodic benefit cost	0.5	18.1	36.4
Income tax benefit	(0.1)	(4.5)	(9.0)
Net of tax	0.4	13.6	27.4
Total comprehensive income	1,113.4	749.5	863.3

Comprehensive income attributable to noncontrolling interests	(23.5)	(22.2)	(20.9)
Comprehensive income attributable to Snap-on Incorporated	$1,089.9	$727.3	$842.4
  See Notes to Consolidated Financial Statements.

64	SNAP-ON INCORPORATED

Snap-on Incorporated – Consolidated Balance Sheets

	Fiscal Year End
(Amounts in millions, except share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,001.5	$757.2
Trade and other accounts receivable – net	791.3	761.7
Finance receivables – net	594.1	562.2
Contract receivables – net	120.8	109.9
Inventories – net	1,005.9	1,033.1
Prepaid expenses and other current assets	138.4	144.8
Total current assets	3,652.0	3,368.9

Property and equipment – net	539.3	512.6
Operating lease right-of-use assets	74.7	61.5
Deferred income tax assets	76.0	70.0
Long-term finance receivables – net	1,284.2	1,170.8
Long-term contract receivables – net	407.9	383.8
Goodwill	1,097.4	1,045.3
Other intangible assets – net	268.9	275.6
Pension assets	130.5	70.6
Other long-term assets	14.0	13.7
Total assets	$7,544.9	$6,972.8
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$15.6	$17.2
Accounts payable	238.0	287.0
Accrued benefits	64.4	58.6
Accrued compensation	102.9	98.6
Franchisee deposits	73.3	73.8
Other accrued liabilities	447.4	436.4
Total current liabilities	941.6	971.6

Long-term debt	1,184.6	1,183.8
Deferred income tax liabilities	79.2	82.1
Retiree health care benefits	21.8	23.4
Pension liabilities	82.3	78.6
Operating lease liabilities	54.6	44.7
Other long-term liabilities	87.4	85.1
Total liabilities	2,451.5	2,469.3

Commitments and contingencies (Note 15)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,450,999 and 67,444,966 shares, respectively)	67.5	67.4
Additional paid-in capital	545.5	499.9
Retained earnings	6,948.5	6,296.2
Accumulated other comprehensive loss	(449.5)	(528.3)
Treasury stock at cost (14,756,982 and 14,442,386 shares, respectively)	(2,040.7)	(1,853.9)
Total shareholders’ equity attributable to Snap-on Incorporated	5,071.3	4,481.3
Noncontrolling interests	22.1	22.2
Total equity	5,093.4	4,503.5
Total liabilities and equity	$7,544.9	$6,972.8
See Notes to Consolidated Financial Statements.

2023 ANNUAL REPORT	65

Snap-on Incorporated – Consolidated Statements of Equity

	Shareholders’ Equity Attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at January 2, 2021	$67.4	$391.7	$5,156.9	$(365.8)	$(1,425.3)	$21.7	$3,846.6
Net earnings for 2021	—	—	820.5	—	—	20.9	841.4
Other comprehensive income	—	—	—	21.9	—	—	21.9
Cash dividends – $5.11 per share	—	—	(275.8)	—	—	—	(275.8)
Stock compensation plans	—	81.0	—	—	142.4	—	223.4
Share repurchases – 1,943,900 shares	—	—	—	—	(431.3)	—	(431.3)
Other	—	—	(1.7)	—	—	(20.7)	(22.4)
Balance at January 1, 2022	67.4	472.7	5,699.9	(343.9)	(1,714.2)	21.9	4,203.8
Net earnings for 2022	—	—	911.7	—	—	22.2	933.9
Other comprehensive loss	—	—	—	(184.4)	—	—	(184.4)
Cash dividends – $5.88 per share	—	—	(313.1)	—	—	—	(313.1)
Stock compensation plans	—	27.2	—	—	58.4	—	85.6
Share repurchases – 899,000 shares	—	—	—	—	(198.1)	—	(198.1)
Other	—	—	(2.3)	—	—	(21.9)	(24.2)
Balance at December 31, 2022	67.4	499.9	6,296.2	(528.3)	(1,853.9)	22.2	4,503.5
Net earnings for 2023	—	—	1,011.1	—	—	23.5	1,034.6
Other comprehensive income	—	—	—	78.8	—	—	78.8
Cash dividends – $6.72 per share	—	—	(355.6)	—	—	—	(355.6)
Stock compensation plans	—	45.6	—	—	107.9	—	153.5
Share repurchases – 1,126,000 shares	—	—	—	—	(294.7)	—	(294.7)
Other	0.1	—	(3.2)	—	—	(23.6)	(26.7)
Balance at December 30, 2023	$67.5	$545.5	$6,948.5	$(449.5)	$(2,040.7)	$22.1	$5,093.4
See Notes to Consolidated Financial Statements.

66	SNAP-ON INCORPORATED

Snap-on Incorporated – Consolidated Statements of Cash Flows

(Amounts in millions)	2023	2022	2021
Operating activities:
Net earnings	$1,034.6	$933.9	$841.4
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	72.2	71.5	75.6
Amortization of other intangible assets	27.1	28.7	29.2
Provision for losses on finance receivables	57.2	37.7	32.1
Provision for losses on non-finance receivables	19.2	16.8	16.3
Stock-based compensation expense	44.7	34.0	41.4
Deferred income tax provision (benefit)	(18.7)	(10.3)	8.4
(Gain) loss on sales of assets	(1.0)	(3.1)	1.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	(45.2)	(120.0)	(61.4)
Contract receivables	(34.0)	(11.8)	(3.1)
Inventories	23.3	(272.1)	(75.4)
Prepaid expenses and other current assets	35.1	(6.3)	(10.7)
Accounts payable	(48.1)	17.7	56.8
Accruals and other liabilities	(12.2)	(41.5)	14.3
Net cash provided by operating activities	1,154.2	675.2	966.6

Investing activities:
Additions to finance receivables	(1,029.0)	(955.8)	(878.1)
Collections of finance receivables	833.5	826.9	854.2
Capital expenditures	(95.0)	(84.2)	(70.1)
Acquisitions of businesses, net of cash acquired	(42.6)	0.5	(199.7)
Disposals of property and equipment	2.7	5.1	2.1
Other	(1.4)	1.3	1.2
Net cash used by investing activities	(331.8)	(206.2)	(290.4)

Financing activities:
Repayments of long-term debt	—	—	(250.0)
Net increase (decrease) in other short-term borrowings	(1.7)	1.6	3.3
Cash dividends paid	(355.6)	(313.1)	(275.8)
Purchases of treasury stock	(294.7)	(198.1)	(431.3)
Proceeds from stock purchase plan and stock option exercises	113.6	55.0	162.4
Other	(34.5)	(30.4)	(27.4)
Net cash used by financing activities	(572.9)	(485.0)	(818.8)

Effect of exchange rate changes on cash and cash equivalents	(5.2)	(6.8)	(0.8)
Increase (decrease) in cash and cash equivalents	244.3	(22.8)	(143.4)
Cash and cash equivalents at beginning of year	757.2	780.0	923.4
Cash and cash equivalents at end of year	$1,001.5	$757.2	$780.0

Supplemental cash flow disclosures:
Cash paid for interest	$(44.5)	$(44.7)	$(55.9)
Net cash paid for income taxes	(300.9)	(261.2)	(249.0)
See Notes to Consolidated Financial Statements.

2023 ANNUAL REPORT	67

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
Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. The 2023 fiscal year ended on December 30, 2023 (“2023”), the 2022 fiscal year ended on December 31, 2022 (“2022”), and the 2021 fiscal year ended on January 1, 2022 (“2021”). The 2023, 2022 and 2021 fiscal years each contained 52 weeks of operating results.
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
Financial instruments: The fair value of the company’s derivative financial instruments is generally determined using quoted prices in active markets for similar assets and liabilities. The carrying value of the company’s non-derivative financial instruments either approximates fair value, due to their short-term nature, or the amount disclosed for fair value is based upon a discounted cash flow analysis or quoted market values. See Note 10 for additional information on financial instruments.
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
Financial services lease arrangements: Snap-on accounts for its financial services leases as sales-type leases. The company recognizes the net investment in the lease as the present value of the lease payments not yet received plus the present value of the unguaranteed residual value, using the interest rate implicit in the lease. The difference between the undiscounted lease payments received over the lease term and the related net investment in the lease is reported as unearned finance charges. Unearned finance charges are amortized to income over the life of the contract. The default covenants included in the lease arrangements are usual and customary, consistent with industry practice, and do not impact the lease classification. Except in circumstances where the company has concluded that a lessee’s financial condition has deteriorated, the other default covenants under Snap-on’s lease arrangements are objectively determinable. See Notes 4 and 16 for additional information on finance and contract receivables and lessor accounting.
Research and engineering: Snap-on incurred research and engineering costs of $64.7 million, $60.1 million and $61.1 million in 2023, 2022 and 2021, respectively. Research and engineering costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

68	SNAP-ON INCORPORATED

Internally developed software: Costs incurred in the development of software that will ultimately be sold are capitalized from the time technological feasibility has been attained and capitalization ceases when the related product is ready for general release. During 2023, 2022 and 2021, Snap-on capitalized $11.0 million, $10.2 million and $10.9 million, respectively, of such costs. Amortization of capitalized software development costs, which is included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings, was $10.5 million in 2023, $11.6 million in 2022 and $11.4 million in 2021. Unamortized capitalized software development costs of $43.1 million as of 2023 year end and $42.4 million as of 2022 year end are included in “Other intangible assets – net” on the accompanying Consolidated Balance Sheets.
Internal-use software: Costs that are incurred in creating software solutions and enhancements to those solutions are capitalized only for the application development stage of the project.
Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales. Costs incurred by Snap-on for shipping and handling are included as a component of cost of goods sold when the costs relate to manufacturing activities. In 2023, 2022 and 2021, Snap-on incurred shipping and handling charges of $72.0 million, $77.6 million and $69.9 million, respectively, that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings. Shipping and handling costs incurred in conjunction with selling or distribution activities are included as a component of operating expenses. Shipping and handling charges were $107.8 million in 2023, $104.9 million in 2022 and $100.9 million in 2021; these charges were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.
Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. For 2023, 2022 and 2021, advertising and promotion expenses totaled $44.5 million, $39.3 million and $33.2 million, respectively. Advertising and promotion costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.
Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. See Notes 2 and 15 for information on warranties.
Foreign currency: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rates for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets. Foreign exchange transactions, net of foreign currency hedges, resulted in pretax losses of $11.0 million, $7.5 million and $1.2 million in 2023, 2022 and 2021, respectively. Foreign exchange transaction gains and losses are reported in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.
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
Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. See Note 8 for additional information on income taxes.

2023 ANNUAL REPORT	69

Notes to Consolidated Financial Statements (continued)
Per share data: Basic earnings per share calculations were computed by dividing net earnings attributable to Snap‑on Incorporated by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding stock options and stock-settled stock appreciation rights (“SARs”) to purchase common shares is calculated using the treasury stock method. As of December 30, 2023, December 31, 2022, and January 1, 2022 there were no awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date. Snap-on had dilutive securities totaling 1,060,072 shares, 945,250 shares and 1,058,553 shares, as of the end of 2023, 2022 and 2021, respectively. See Note 13 for additional information on equity awards.
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
The Black-Scholes valuation model requires the input of subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that depicted in the financial statements. See Note 13 for additional information on stock-based compensation.
Derivatives: Snap-on may utilize derivative financial instruments, including foreign currency forward contracts, interest rate swap agreements, treasury lock agreements and prepaid equity forward agreements to manage its exposures to foreign currency exchange rate risks, interest rate risks, and market risk associated with the stock-based portion of its deferred compensation plans. Snap-on accounts for its derivative instruments at fair value. Snap-on does not use financial instruments for speculative or trading purposes. See Note 10 for additional information on derivatives.
Cash equivalents: Snap-on considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of investments in money market funds and bank deposits at December 30, 2023 and December 31, 2022.

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

70	SNAP-ON INCORPORATED

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
Snap-on does not believe that its trade, finance or contract receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. See Note 4 for additional information on receivables and allowances for credit losses.

Other accrued liabilities: Supplemental balance sheet information for “Other accrued liabilities” as of 2023 and 2022 year end is as follows:

(Amounts in millions)	2023	2022
Income taxes	$35.3	$33.4
Operating lease liabilities	23.8	19.4
Deferred subscription revenue	58.4	57.1
Accrued new tool return	59.1	53.9
Accrued property, payroll and other taxes	31.2	27.7
Accrued selling and promotion expense	37.2	37.7
Other	202.4	207.2
Total other accrued liabilities	$447.4	$436.4

Inventories: Snap-on values its inventory at the lower of cost or net realizable value and adjusts for the value of inventory that is estimated to be excess, obsolete or otherwise unmarketable. Snap-on records allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions. Allowances for raw materials are largely based on an analysis of raw material age and actual physical inspection of raw material for fitness for use. As part of evaluating the adequacy of allowances for work-in-progress and finished goods, management reviews individual product stock-keeping units (SKUs) by product category and product life cycle. Cost adjustments for each product category/product life-cycle state are generally established and maintained based on a combination of historical experience, forecasted sales and promotions, technological obsolescence, inventory age and other actual known conditions and circumstances. Should actual product marketability and raw material fitness for use be affected by conditions that are different from management estimates, further adjustments to inventory allowances may be required.

2023 ANNUAL REPORT	71

Notes to Consolidated Financial Statements (continued)
Snap-on adopted the “last-in, first-out” (“LIFO”) inventory valuation method in 1973 for its U.S. locations. Snap-on’s U.S. inventories accounted for on a LIFO basis consist of purchased product and inventory manufactured at the company’s heritage U.S. manufacturing facilities (primarily hand tools and tool storage). Since the 1990s, the company has used the “first-in, first-out” (“FIFO”) inventory valuation methodology for acquisitions; the company does not adopt the LIFO inventory valuation methodology for new acquisitions. See Note 5 for additional information on inventories.
Property and equipment: Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over estimated useful lives. Major repairs that extend the useful life of an asset are capitalized, while routine maintenance and repairs are expensed as incurred. Capitalized software included in property and equipment reflects costs related to internally developed or purchased software for internal use and is amortized on a straight-line basis over their estimated useful lives. Long-lived assets, including operating lease right-of-use assets, are evaluated for impairment when events or circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. See Note 6 for additional information on property and equipment.
Goodwill and other intangible assets: Goodwill and other indefinite-lived assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Annual impairment tests are performed by the company in the second quarter of each year using information available as of April month end. Snap‑on evaluates the existence of goodwill and indefinite-lived intangible asset impairment on the basis of whether the assets are fully recoverable from projected, discounted cash flows of the related reportable unit or asset. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method. Intangible assets with finite lives are evaluated for impairment when events or circumstances indicate that the carrying amount of the intangible asset may not be recoverable. See Note 7 for additional information on goodwill and other intangible assets.

New accounting standards: On January 1, 2023, the beginning of Snap-on’s 2023 fiscal year, the company adopted ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which requires enhanced disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and eliminates certain current recognition and measurement accounting guidance. This ASU also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. The adoption of this ASU did not have a significant impact on Snap-on’s Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024; this ASU allows for early adoption. The adoption of this ASU is not expected to have a material impact on Snap-on’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively; this ASU allows for early adoption. The adoption of this ASU is not expected to have a material impact on Snap-on’s Consolidated Financial Statements.

Note 2: Revenue Recognition

Snap-on recognizes revenue from the sale of tools, diagnostics, equipment, and related services based on when control of the product passes to the customer or the service is provided and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

72	SNAP-ON INCORPORATED

Revenue disaggregation

The following table shows the consolidated revenues by revenue source:

(Amounts in millions)	2023	2022
Revenue from contracts with customers	$4,703.2	$4,468.6
Other revenues	27.0	24.2
Total net sales	4,730.2	4,492.8
Financial services revenue	378.1	349.7
Total revenues	$5,108.3	$4,842.5

Snap-on evaluates the performance of its operating segments based on segment revenues and segment operating earnings. The Snap-on Tools Group segment revenues include external net sales, while the Commercial & Industrial Group and the Repair Systems & Information Group segment revenues include both external and intersegment net sales. Snap-on accounts for both intersegment net sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results.

The following table represents external net sales disaggregated by geography, based on the customers’ billing addresses:

	2023
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$580.5	$1,839.2	$1,146.5	$—	$—	$3,566.2
Europe	295.7	149.7	243.5	—	—	688.9
All other	269.4	99.9	105.8	—	—	475.1
External net sales	1,145.6	2,088.8	1,495.8	—	—	4,730.2
Intersegment net sales	312.7	—	285.4	—	(598.1)	—
Total net sales	1,458.3	2,088.8	1,781.2	—	(598.1)	4,730.2
Financial services revenue	—	—	—	378.1	—	378.1
Total revenue	$1,458.3	$2,088.8	$1,781.2	$378.1	$(598.1)	$5,108.3

	2022
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$498.3	$1,840.3	$1,046.1	$—	$—	$3,384.7
Europe	284.9	137.9	227.5	—	—	650.3
All other	275.1	93.8	88.9	—	—	457.8
External net sales	1,058.3	2,072.0	1,362.5	—	—	4,492.8
Intersegment net sales	340.9	—	304.4	—	(645.3)	—
Total net sales	1,399.2	2,072.0	1,666.9	—	(645.3)	4,492.8
Financial services revenue	—	—	—	349.7	—	349.7
Total revenue	$1,399.2	$2,072.0	$1,666.9	$349.7	$(645.3)	$4,842.5

* North America is comprised of the United States, Canada and Mexico.

2023 ANNUAL REPORT	73

Notes to Consolidated Financial Statements (continued)
The following table represents external net sales disaggregated by customer type:

	2023
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$82.5	$2,088.8	$1,495.8	$—	$—	$3,667.1
All other professionals	1,063.1	—	—	—	—	1,063.1
External net sales	1,145.6	2,088.8	1,495.8	—	—	4,730.2
Intersegment net sales	312.7	—	285.4	—	(598.1)	—
Total net sales	1,458.3	2,088.8	1,781.2	—	(598.1)	4,730.2
Financial services revenue	—	—	—	378.1	—	378.1
Total revenue	$1,458.3	$2,088.8	$1,781.2	$378.1	$(598.1)	$5,108.3

	2022
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$90.8	$2,072.0	$1,362.5	$—	$—	$3,525.3
All other professionals	967.5	—	—	—	—	967.5
External net sales	1,058.3	2,072.0	1,362.5	—	—	4,492.8
Intersegment net sales	340.9	—	304.4	—	(645.3)	—
Total net sales	1,399.2	2,072.0	1,666.9	—	(645.3)	4,492.8
Financial services revenue	—	—	—	349.7	—	349.7
Total revenue	$1,399.2	$2,072.0	$1,666.9	$349.7	$(645.3)	$4,842.5

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

74	SNAP-ON INCORPORATED

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations. The remaining duration of these unsatisfied performance obligations range from one month up to 60 months. Snap-on had approximately $185.0 million of long-term contracts that have fixed consideration that extends beyond one year as of December 30, 2023. Snap-on expects to recognize approximately 75% of these contracts as revenue by the end of fiscal 2025, an additional 20% by the end of fiscal 2027 and the balance thereafter.
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

2023 ANNUAL REPORT	75

Notes to Consolidated Financial Statements (continued)
Contract liabilities: Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance. The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities was $63.3 million at both December 30, 2023, and December 31, 2022. The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion of such liabilities is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets. In 2023, Snap-on recognized revenue of $56.5 million that was included in the contract liability balance at December 31, 2022, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.
Franchise fee revenue, including nominal, non-refundable initial fees, is recognized upon the granting of a franchise, which is when the company has performed substantially all initial services required by the franchise agreement. Franchise fee revenue also includes ongoing monthly fees (primarily for sales and business training as well as marketing and product promotion programs) that are recognized as the fees are earned. Franchise fee revenue in 2023, 2022 and 2021 totaled $18.7 million, $18.4 million and $17.3 million, respectively.

Note 3: Acquisitions
On November 20, 2023, Snap-on acquired certain assets of SAVTEQ, Inc. (“SAVTEQ”) for a cash purchase price of $3.0 million. SAVTEQ, based in Lexington, Kentucky, provides precise non-contact measuring capabilities. In fiscal 2023, the company completed the purchase accounting valuations for the acquired net assets of SAVTEQ. The $1.7 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Consolidated Balance Sheets. The goodwill will be deductible for tax purposes.
On November 1, 2023, Snap-on acquired Mountz, Inc. (“Mountz”) for a cash purchase price of $39.6 million. Mountz, based in San Jose, California, is a leading developer, manufacturer and marketer of high-precision torque tools, including measurement, calibration and documentation products. The company anticipates completing the purchase accounting for the acquired net assets of Mountz, including intangible assets, in the first half of 2024. The presentation of Mountz in the accompanying Consolidated Financial Statements has been prepared on a preliminary basis and changes to allocations may occur as fair value estimates of the acquired net assets are determined. On a preliminary basis, the $33.0 million excess of the purchase price over the net assets acquired was recorded in “Goodwill” on the accompanying Consolidated Balance Sheets. The company does not expect that the goodwill will be deductible for tax purposes.
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

For segment reporting purposes, the results of operations and assets of SAVTEQ and Dealer-FX have been included in the Repair Systems & Information Group since the respective acquisition dates, and the results of operations and assets of Mountz, AutoCrib Germany and Pradines have been included in the Commercial & Industrial Group since the respective acquisition dates.
Pro forma financial information has not been presented for any of these acquisitions as the net effects, individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position. See Note 7 for additional information on goodwill and other intangible assets.

Note 4: Receivables
Trade and other accounts receivable: Snap-on’s trade and other accounts receivable primarily arise from the sale of tools, diagnostics, and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel with payment terms generally ranging from 30 to 120 days.

The components of Snap-on’s trade and other accounts receivable as of 2023 and 2022 year end are as follows:

(Amounts in millions)	2023	2022
Trade and other accounts receivable	$826.2	$792.8
Allowances for credit losses	(34.9)	(31.1)
Total trade and other accounts receivable – net	$791.3	$761.7
The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for 2023 and 2022:

(Amounts in millions)	2023	2022
Allowances for credit losses:
Beginning of year	$31.1	$27.3
Provision for credit losses	17.3	16.3
Charge-offs	(14.2)	(11.8)
Recoveries	0.2	—
Currency translation	0.5	(0.7)
End of year	$34.9	$31.1

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

2023 ANNUAL REPORT	77

Notes to Consolidated Financial Statements (continued)
The components of Snap-on’s current finance and contract receivables as of 2023 and 2022 year end are as follows:

(Amounts in millions)	2023	2022
Finance installment receivables	$605.2	$578.6
Finance lease receivables, net of unearned finance charges of $3.4 million and $0.5 million, respectively	10.1	3.2
Total finance receivables	615.3	581.8

Contract installment receivables	59.9	51.3
Contract lease receivables, net of unearned finance charges of $21.1 million and $19.1 million, respectively	62.7	60.3
Total contract receivables	122.6	111.6
Total	737.9	693.4

Allowances for credit losses:
Finance installment receivables	(21.1)	(19.5)
Finance lease receivables	(0.1)	(0.1)
Total finance allowance for credit losses	(21.2)	(19.6)

Contract installment receivables	(0.9)	(0.8)
Contract lease receivables	(0.9)	(0.9)
Total contract allowance for credit losses	(1.8)	(1.7)
Total allowances for credit losses	(23.0)	(21.3)
Total current finance and contract receivables – net	$714.9	$672.1

Finance receivables – net	$594.1	$562.2
Contract receivables – net	120.8	109.9
Total current finance and contract receivables – net	$714.9	$672.1

78	SNAP-ON INCORPORATED

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of 2023 and 2022 year end are as follows:

(Amounts in millions)	2023	2022
Finance installment receivables	$1,318.5	$1,210.4
Finance lease receivables, net of unearned finance charges of $2.8 million and $0.2 million, respectively	12.3	1.7
Total finance receivables	1,330.8	1,212.1

Contract installment receivables	216.0	202.1
Contract lease receivables, net of unearned finance charges of $35.1 million and $30.7 million, respectively	196.8	186.6
Total contract receivables	412.8	388.7
Total	1,743.6	1,600.8

Allowances for credit losses:
Finance installment receivables	(46.4)	(41.3)
Finance lease receivables	(0.2)	—
Total finance allowance for credit losses	(46.6)	(41.3)

Contract installment receivables	(3.1)	(3.1)
Contract lease receivables	(1.8)	(1.8)
Total contract allowance for credit losses	(4.9)	(4.9)
Total allowances for credit losses	(51.5)	(46.2)
Total long-term finance and contract receivables – net	$1,692.1	$1,554.6

Finance receivables – net	$1,284.2	$1,170.8
Contract receivables – net	407.9	383.8
Total long-term finance and contract receivables – net	$1,692.1	$1,554.6

2023 ANNUAL REPORT	79

Notes to Consolidated Financial Statements (continued)
Long-term finance and contract receivables installments, net of unearned finance charges, as of 2023 and 2022 year end are scheduled as follows:

	2023		2022
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Due in Months:
13 – 24	$475.0	$95.0	$441.6	$92.6
25 – 36	405.7	84.8	374.3	80.1
37 – 48	288.8	72.7	256.2	67.5
49 – 60	156.7	57.0	135.8	53.9
Thereafter	4.6	103.3	4.2	94.6
Total	$1,330.8	$412.8	$1,212.1	$388.7

Credit quality: The company’s receivable portfolio is comprised of two portfolio segments, finance and contract receivables, which are the same segments used to estimate expected credit losses reported in the allowances for credit losses. The amortized cost basis for finance and contract receivables is the amount originated adjusted for applicable accrued interest and net of deferred fees or costs, collections, and write-offs. The company monitors and assesses credit risk based on the characteristics of each portfolio segment.
When extending credit, Snap-on evaluates the collectability of the receivables based on a combination of various financial and qualitative factors that may affect a customer’s ability to pay. These factors may include the customer’s financial condition, past payment experience, and credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral.
For finance and contract receivables, Snap-on assesses quantitative and qualitative factors through the use of credit quality indicators consisting primarily of delinquency classification, collection experience and credit exposure by customer. Delinquency is the primary indicator of credit quality for finance and contract receivables. Snap-on conducts monthly reviews of credit and collection performance for both the finance and contract receivable portfolios focusing on data such as delinquency trends, nonaccrual receivables, and write-off and recovery activity. These reviews allow for the formulation of collection strategies and potential collection policy modifications in response to changing risk profiles in the finance and contract receivable portfolios. The company also maintains a system that aggregates credit exposure and provides delinquency data by days past due aging categories. A receivable 30 days or more past due is considered delinquent. However, customer receivables are monitored prior to becoming 30 days past due.
The amortized cost basis of finance and contract receivables by origination year as of 2023 year end and charge-offs recorded in 2023 by origination year, are as follows:

(Amounts in millions)	2023	2022	2021	2020	2019	Prior	Total
Finance Receivables:
Delinquent	$22.2	$18.6	$9.3	$5.2	$2.2	$0.8	$58.3
Non-delinquent	1,299.6	374.8	136.3	59.3	14.9	2.9	1,887.8
Total Finance receivables	$1,321.8	$393.4	$145.6	$64.5	$17.1	$3.7	$1,946.1

Finance receivables charge-offs	$6.3	$25.3	$13.9	$7.6	$3.2	$2.5	$58.8

Contract receivables:
Delinquent	$0.4	$0.9	$1.3	$0.3	$0.2	$0.2	$3.3
Non-delinquent	195.3	126.6	86.4	58.5	35.4	29.9	532.1
Total Contract receivables	$195.7	$127.5	$87.7	$58.8	$35.6	$30.1	$535.4

Contract receivables charge-offs	$0.1	$0.4	$0.9	$0.5	$0.1	$0.3	$2.3

80	SNAP-ON INCORPORATED

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
The allowances for credit losses are adjusted each period for changes in the credit risk and expected lifetime credit losses.
The following is a rollforward of the allowances for credit losses for finance and contract receivables for 2023 and 2022:

	2023		2022
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of year	$60.9	$6.6	$67.3	$8.4
Provision for credit losses	57.2	1.9	37.7	0.5
Charge-offs	(58.8)	(2.3)	(52.7)	(2.5)
Recoveries	8.4	0.4	8.9	0.3
Currency translation	0.1	0.1	(0.3)	(0.1)
End of year	$67.8	$6.7	$60.9	$6.6

2023 ANNUAL REPORT	81

Notes to Consolidated Financial Statements (continued)
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

It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables. The amount and number of finance and contract receivable modifications as of 2023 and 2022 year end were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

The aging of finance and contract receivables as of 2023 and 2022 year end is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
2023 year end:
Finance receivables	$21.5	$13.6	$23.2	$58.3	$1,887.8	$1,946.1	$19.9
Contract receivables	1.5	0.6	1.2	3.3	532.1	535.4	0.2

2022 year end:
Finance receivables	$17.2	$11.2	$19.5	$47.9	$1,746.0	$1,793.9	$16.5
Contract receivables	1.2	0.3	2.2	3.7	496.6	500.3	0.3

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

The amount of finance and contract receivables on nonaccrual status as of 2023 and 2022 year end is as follows:

(Amounts in millions)	2023	2022
Finance receivables	$10.6	$8.7
Contract receivables	3.3	3.3

82	SNAP-ON INCORPORATED

Note 5: Inventories
Inventories by major classification as of 2023 and 2022 year end are as follows:

(Amounts in millions)	2023	2022
Finished goods	$874.6	$882.2
Work in progress	76.1	77.2
Raw materials	171.1	182.3
Total FIFO value	1,121.8	1,141.7
Excess of current cost over LIFO cost	(115.9)	(108.6)
Total inventories – net	$1,005.9	$1,033.1

Inventories accounted for using the FIFO method approximated 59% and 61% of total inventories as of 2023 and 2022 year end, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of 2023 year end, approximately 36% of the company’s U.S. inventory was accounted for using the FIFO method and 64% was accounted for using the LIFO method. There were no LIFO inventory liquidations in 2023, 2022 or 2021.

Note 6: Property and Equipment
Property and equipment (which are carried at cost) as of 2023 and 2022 year end are as follows:

(Amounts in millions)	2023	2022
Land	$34.5	$32.6
Buildings and improvements	452.8	434.7
Machinery, equipment and computer software	1,083.1	1,069.3
Property and equipment – gross	1,570.4	1,536.6
Accumulated depreciation and amortization	(1,031.1)	(1,024.0)
Property and equipment – net	$539.3	$512.6

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery, equipment and computer software	2 to 15 years
Depreciation expense was $72.2 million, $71.5 million and $75.6 million in 2023, 2022 and 2021, respectively.

2023 ANNUAL REPORT	83

Notes to Consolidated Financial Statements (continued)
Note 7: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for 2023 and 2022 are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of 2021 year end	$325.8	$12.4	$778.3	$1,116.5
Currency translation	(22.4)	—	(15.7)	(38.1)
Acquisition adjustments	(0.5)	—	(32.6)	(33.1)
Balance as of 2022 year end	$302.9	$12.4	$730.0	$1,045.3
Currency translation	10.7	—	6.7	17.4
Acquisition adjustments	33.0	—	1.7	34.7
Balance as of 2023 year end	$346.6	$12.4	$738.4	$1,097.4
Goodwill of $1,097.4 million as of 2023 year end included $33.0 million, on a preliminary basis, from the acquisition of Mountz and $1.7 million from the acquisition of SAVTEQ. The goodwill from Mountz and SAVTEQ is included in the Commercial & Industrial Group and Repair Systems & Information Group, respectively.
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
See Note 3 for additional information on acquisitions.
Additional disclosures related to other intangible assets as of 2023 and 2022 year end are as follows:

	2023			2022
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets:
Customer relationships	$214.5	$(163.6)	$50.9	$212.1	$(150.8)	$61.3
Developed technology	36.2	(29.8)	6.4	35.8	(26.0)	9.8
Internally developed software	191.3	(148.2)	43.1	179.6	(137.2)	42.4
Patents	53.0	(26.8)	26.2	48.4	(25.6)	22.8
Trademarks	4.0	(2.5)	1.5	3.9	(2.4)	1.5
Other	6.2	(2.8)	3.4	7.7	(4.0)	3.7
Total	505.2	(373.7)	131.5	487.5	(346.0)	141.5
Non-amortized trademarks	137.4	—	137.4	134.1	—	134.1
Total other intangible assets	$642.6	$(373.7)	$268.9	$621.6	$(346.0)	$275.6
The gross carrying value of patents as of year end 2023 includes $1.1 million related to the SAVTEQ acquisition.
Provision for impairment of goodwill and/or other intangible assets could arise in a future period due to significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, changes in key personnel or litigation, a sustained decrease in share price and/or other events. As of 2023 year end, the company had no accumulated impairment losses.

84	SNAP-ON INCORPORATED

The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	14
Developed technology	5
Internally developed software	6
Patents	15
Trademarks	9
Other	39
The weighted-average amortization period for all amortizable intangible assets on a combined basis is 12 years. Intangible asset renewal costs are expensed as incurred.
The aggregate amortization expense was $27.1 million in 2023, $28.7 million in 2022 and $29.2 million in 2021. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $22.6 million in 2024, $16.3 million in 2025, $12.3 million in 2026, $10.6 million in 2027, and $9.3 million in 2028.
Note 8: Income Taxes
The source of earnings before income taxes and equity earnings consisted of the following:

(Amounts in millions)	2023	2022	2021
United States	$1,143.7	$1,028.7	$911.4
Foreign	184.3	173.9	175.5
Total	$1,328.0	$1,202.6	$1,086.9
The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2023	2022	2021
Current:
Federal	$215.4	$185.4	$152.9
Foreign	55.2	45.2	48.2
State	41.5	48.4	37.5
Total current	312.1	279.0	238.6
Deferred:
Federal	(14.5)	(8.5)	6.1
Foreign	(3.9)	(2.1)	(0.3)
State	(0.3)	0.3	2.6
Total deferred	(18.7)	(10.3)	8.4
Total income tax provision	$293.4	$268.7	$247.0

2023 ANNUAL REPORT	85

Notes to Consolidated Financial Statements (continued)
The following is a reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate:

	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	2.6	3.0	2.8
Noncontrolling interests	(0.4)	(0.4)	(0.4)
Repatriation of foreign earnings	(0.3)	(0.3)	(0.5)
Change in valuation allowance for deferred tax assets	0.2	0.3	0.2
Adjustments to tax accruals and reserves	(0.6)	(0.7)	0.3
Foreign rate differences	0.7	0.4	0.5
Excess tax benefits related to equity compensation	(0.8)	(0.5)	(1.0)
Other	(0.3)	(0.5)	(0.2)
Effective tax rate	22.1%	22.3%	22.7%

Snap-on’s effective income tax rate on earnings attributable to Snap-on Incorporated was 22.5% in 2023, 22.8% in 2022, and 23.2% in 2021.
Temporary differences that give rise to the net deferred income tax liability as of 2023, 2022 and 2021 year end are as follows:

(Amounts in millions)	2023	2022	2021
Deferred income tax assets (liabilities):
Inventories	$43.2	$34.0	$37.5
Accruals not currently deductible	68.6	66.9	77.6
Tax credit carryforward	5.2	4.2	1.2
Employee benefits	1.4	16.7	6.4
Net operating losses	48.0	47.9	35.0
Depreciation and amortization	(156.4)	(170.1)	(213.2)
Valuation allowance	(27.2)	(23.5)	(24.5)
Equity-based compensation	16.2	14.7	13.1
Undistributed non-U.S. earnings	(3.9)	(4.2)	(4.4)
Other	1.7	1.3	(1.9)
Net deferred income tax liability	$(3.2)	$(12.1)	$(73.2)

As of 2023 year end, Snap-on had tax net operating loss carryforwards totaling $180.4 million as follows:

(Amounts in millions)	State	Federal	Foreign	Total
Year of expiration:
2024-2028	$0.3	$—	$32.6	$32.9
2029-2033	—	—	20.7	20.7
2034-2038	—	—	34.8	34.8
2039-2043	—	—	41.5	41.5
2044-2048	—	—	6.6	6.6
Indefinite	—	—	43.9	43.9
Total net operating loss carryforwards	$0.3	$—	$180.1	$180.4

86	SNAP-ON INCORPORATED

A valuation allowance totaling $27.2 million, $23.5 million and $24.5 million as of 2023, 2022 and 2021 year end, respectively, has been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period fluctuate.
The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2023, 2022 and 2021:

(Amounts in millions)	2023	2022	2021
Unrecognized tax benefits at beginning of year	$5.6	$8.9	$9.1
Gross increases – tax positions in prior periods	1.2	—	0.4
Gross decreases – tax positions in prior periods	—	(0.3)	(0.4)
Gross increases – tax positions in the current period	0.7	0.6	0.4
Settlements with taxing authorities	—	(3.0)	—
Lapsing of statutes of limitations	—	(0.6)	(0.6)
Unrecognized tax benefits at end of year	$7.5	$5.6	$8.9
The unrecognized tax benefits of $7.5 million, $5.6 million and $8.9 million as of 2023, 2022 and 2021 year end, respectively, would impact the effective income tax rate if recognized. As of December 30, 2023, unrecognized tax benefits of $1.2 million and $6.3 million were included in “Deferred income tax assets” and “Other long-term liabilities,” respectively, on the accompanying Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of 2023, 2022 and 2021 year end, the company had provided for $1.2 million, $0.9 million and $1.4 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. As of December 30, 2023, $1.2 million of accrued interest and penalties were included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.
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
With few exceptions, Snap-on is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2018, and Snap-on is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2012.
In general, it is Snap-on’s practice and intention to reinvest certain earnings of its non-U.S. subsidiaries in those operations. As of 2023 year end, the company has not made a provision for incremental U.S. income taxes or additional foreign withholding taxes on approximately $471.9 million of such undistributed earnings that is deemed indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. As a result of the Tax Act, which subjected the majority of the company’s undistributed foreign earnings to taxation for the 2017 tax year, the company can now repatriate non-U.S. cash in a tax efficient manner. Accordingly, the company does not have an indefinitely reinvested assertion on the majority of undistributed earnings for its non-U.S. subsidiaries and has recorded a deferred tax liability of $3.9 million for the incremental tax costs associated with the future potential repatriation of such earnings.

2023 ANNUAL REPORT	87

Notes to Consolidated Financial Statements (continued)
Note 9: Short-term and Long-term Debt
Short-term and long-term debt as of 2023 and 2022 year end consisted of the following:

(Amounts in millions)	2023	2022
3.25% unsecured notes due 2027	$300.0	$300.0
4.10% unsecured notes due 2048	400.0	400.0
3.10% unsecured notes due 2050	500.0	500.0
Other debt*	0.2	1.0
	1,200.2	1,201.0

Less: notes payable	(15.6)	(17.2)
Total long-term debt	$1,184.6	$1,183.8

* Includes unamortized debt issuance costs and issuance discounts.
Snap-on’s long-term debt and notes payable maturities in the next five years include a $300.0 million note that matures in 2027.
Average notes payable outstanding were $17.5 million and $18.6 million in 2023 and 2022, respectively. The 2023 weighted-average interest rate on such borrowings of 11.0% compared with 9.9% in 2022. At 2023 year end, the weighted-average rate on outstanding notes payable of 11.1% compared with 10.9% in 2022.
On September 12, 2023, Snap-on entered into a $900 million multicurrency revolving credit facility that terminates on September 12, 2028 (the “Credit Facility”), which amended and restated in its entirety Snap-on’s previous $800 million multicurrency revolving credit facility that was set to terminate on September 16, 2024. The Credit Facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. No amounts were borrowed or outstanding under either Credit Facility during the years ended and as of December 30, 2023 or December 31, 2022.
Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of December 30, 2023, the company’s actual ratios of 0.05 and 0.18 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. There was no commercial paper issued or outstanding during the years ended and as of December 30, 2023 or December 31, 2022.
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

88	SNAP-ON INCORPORATED

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
Foreign currency risk management: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations. Foreign currency exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency, including intercompany loans denominated in foreign currencies. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net exposures. Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets. Foreign currency forward contracts (“foreign currency forwards”) are used to hedge the net exposures. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. Snap-on’s foreign currency forwards are typically not designated as hedges. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. See Note 17 for additional information on Other income (expense) – net.
As of 2023 year end, Snap-on had $133.3 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $101.2 million in British pounds, $67.2 million in Swedish kronor, $44.6 million in Hong Kong dollars, $27.2 million in Chinese renminbi, $24.9 million in Australian dollars, $17.0 million in Singapore dollars, $6.4 million in Norwegian kroner, $6.1 million in Danish kroner, and $5.1 million in other currencies, and sell contracts including $116.9 million in Canadian dollars, $17.6 million in euros, $15.5 million in Hungarian forints, $10.1 million in Indian rupees, and $6.3 million in other currencies. As of 2022 year end, Snap-on had $92.7 million of net foreign currency forward sell contracts outstanding comprised of sell contracts including $250.0 million in Canadian dollars, $39.2 million in euros, $8.5 million in Hungarian forints, $5.4 million in Indian rupees, and $3.9 million in other currencies, and buy contracts comprised of $72.0 million in British pounds, $41.3 million in Swedish kronor, $36.5 million in Hong Kong dollars, $26.8 million in Chinese renminbi, $16.0 million in Singapore dollars, $6.7 million in Australian dollars, $5.9 million in Norwegian kroner, $4.7 million in Danish kroner, and $4.4 million in other currencies.
Interest rate risk management: Snap-on may manage the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements (“interest rate swaps”) and treasury lock agreements (“treasury locks”).
Interest rate swaps: Snap-on may enter into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. The change in the fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets. There were no outstanding interest rate swaps as of both 2023 and 2022 year end.
Treasury locks: Snap-on may use treasury locks to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI for derivative instruments that are designated and qualify as cash flow hedges. Upon the issuance of debt, the related amount in Accumulated OCI is released over the term of the debt and recognized as an adjustment to interest expense on the Consolidated Statements of Earnings. There were no treasury locks outstanding as of both 2023 and 2022 year end. See Note 17 for additional information on Other income (expense) – net.
Stock-based deferred compensation risk management: Snap-on manages market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap‑on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of 2023 and 2022 year end, Snap-on had equity forwards in place intended to manage market risk with respect to 68,900 shares and 64,900 shares, respectively, of Snap‑on common stock associated with its deferred compensation plans.

2023 ANNUAL REPORT	89

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

Snap-on has derivative assets and liabilities related to treasury locks, foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair values of derivative instruments included within the accompanying Consolidated Balance Sheets as of 2023 and 2022 year end are as follows:

		2023		2022
(Amounts in millions)	Balance Sheet Presentation	Derivative Assets Fair Value	Derivative Liability Fair Value	Derivative Assets Fair Value	Derivative Liability Fair Value
Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other current assets	$17.9	$—	$18.5	$—
Foreign currency forwards	Other accrued liabilities	—	11.9	—	16.9
Equity forwards	Prepaid expenses and other current assets	19.9	—	14.8	—
Total derivative instruments		$37.8	$11.9	$33.3	$16.9

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Equity forwards are valued using a market approach based primarily on the company’s stock price at the reporting date. The company did not have any derivative assets or liabilities measured at Level 1 or Level 3, nor did it implement any changes in its valuation techniques in 2023 and 2022, respectively.

90	SNAP-ON INCORPORATED

The effect of derivative instruments designated as fair value and cash flow hedges as included in the Consolidated Statements of Earnings is as follows:

	Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2023		2022		2021
(Amounts in millions)	Interest expense	Other income (expense) – net	Interest expense	Other income (expense) – net	Interest expense	Other income (expense) – net

Total amounts of income and expense presented in the Consolidated Statements of Earnings:	$(49.9)	$67.5	$(47.1)	$42.5	$(53.1)	$16.5

Gain (loss) on fair value hedging relationships:
Interest rate swaps
Long-term debt	$—	$—	$—	$—	$(10.2)	$—
Derivatives designated as hedging instruments	—	—	—	—	2.7	—

Gain on cash flow hedging relationships:
Treasury locks
Gain reclassified from accumulated OCI into income	$1.6	$—	$1.6	$—	$1.6	$—

During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $1.2 million after tax at the time the underlying hedge transactions are realized.

The effects of derivative instruments not designated as hedging instruments as included in the Consolidated Statements of Earnings are as follows:

	Statement of Earnings Presentation	Gain (Loss) Recognized in Income on Derivatives

(Amounts in millions)		2023	2022	2021
Gain (loss) on derivative relationships:
Foreign currency forwards	Other income (expense) – net	$6.0	$(17.6)	$(10.8)
Net exposures	Other income (expense) – net	(17.0)	10.1	9.6

Equity forwards	Operating expenses	$4.5	$1.4	$4.1
Stock-based deferred compensation liabilities	Operating expenses	(4.5)	(1.4)	(4.3)

2023 ANNUAL REPORT	91

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
Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements as of 2023 and 2022 year end are as follows:

	2023		2022
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,878.3	$2,138.7	$1,733.0	$1,983.9
Contract receivables – net	528.7	561.6	493.7	520.4
Long-term debt and notes payable	1,200.2	1,031.5	1,201.0	982.1
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

The status of Snap-on’s pension plans as of 2023 and 2022 year end is as follows:

(Amounts in millions)	2023	2022
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,254.6	$1,667.1
Service cost	18.8	26.5
Interest cost	65.3	44.4
Plan participant contributions	0.4	0.4
Benefits paid	(79.2)	(77.7)
Actuarial (gain) loss	24.0	(382.4)
Foreign currency impact	8.0	(23.7)
Benefit obligation at end of year	$1,291.9	$1,254.6

Change in plan assets:
Fair value of plan assets at beginning of year	$1,241.7	$1,710.9
Actual gain (loss) on plan assets	155.3	(384.1)
Employer contributions	8.1	10.8
Plan participant contributions	0.4	0.4
Benefits paid	(79.3)	(77.7)
Foreign currency impact	7.7	(18.6)
Fair value of plan assets at end of year	$1,333.9	$1,241.7
Funded (unfunded) status at end of year	$42.0	$(12.9)

The increase in the defined benefit pension plans benefit obligations in 2023 was primarily due to a decrease in the discount rate in 2023 as compared to 2022.

Amounts recognized in the Consolidated Balance Sheets as of 2023 and 2022 year end are as follows:

(Amounts in millions)	2023	2022
Pension assets	$130.5	$70.6
Accrued benefits	(6.2)	(4.9)
Pension liabilities	(82.3)	(78.6)
Net asset (liability)	$42.0	$(12.9)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2023 and 2022 year end are as follows:

(Amounts in millions)	2023	2022
Net loss, net of tax of $81.8 million and $88.8 million, respectively	$(249.1)	$(269.0)
Prior service cost, net of tax of $0.2 million and $0.2 million, respectively	(0.5)	(0.5)
Total amount included in Accumulated OCI	$(249.6)	$(269.5)

2023 ANNUAL REPORT	93

Notes to Consolidated Financial Statements (continued)
The accumulated benefit obligation for Snap-on’s pension plans as of 2023 and 2022 year end was $1,239.0 million and $1,201.8 million, respectively.

The accumulated benefit obligation, projected benefit obligation and fair value of plan assets for Snap-on’s pension plans as of 2023 and 2022 year end are as follows:

(Amounts in millions)	2023	2022
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$103.3	$94.9
Fair value of plan assets	18.4	15.1
Pension plans with projected benefit obligations in excess of plans assets:
Projected benefit obligation	$106.9	$98.6
Fair value of plan assets	18.4	15.1

The components of net periodic benefit cost (credit) and changes recognized in “Other comprehensive income (loss)” (“OCI”) are as follows:

(Amounts in millions)	2023	2022	2021
Net periodic benefit cost (credit):
Service cost	$18.8	$26.5	$28.8
Interest cost	65.3	44.4	42.3
Expected return on plan assets	(104.7)	(99.2)	(94.4)
Amortization of unrecognized loss	1.5	18.0	36.3
Amortization of prior service cost	0.1	0.1	0.1
Net periodic benefit cost (credit)	$(19.0)	$(10.2)	$13.1

Changes in benefit obligations recognized in OCI, net of tax:
Net (gain) loss	$(19.9)	$59.6	$(92.8)
Prior service credit	—	(0.1)	(0.1)
Total recognized in OCI	$(19.9)	$59.5	$(92.9)

The components of net periodic pension cost (credit), other than the service cost component, are included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. See Note 17 for additional information on Other income (expense) – net.

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2023	2022	2021
Discount rate	5.4%	2.8%	2.5%
Expected return on plan assets	7.4%	6.2%	6.5%
Rate of compensation increase	3.2%	3.4%	3.4%
Interest crediting rate - U.S. cash balance plan	3.8%	3.8%	3.8%

The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of 2023 and 2022 year end are as follows:

	2023	2022
Discount rate	5.3%	5.4%
Rate of compensation increase	3.2%	3.2%
Interest crediting rate - U.S. cash balance plan	3.8%	3.8%

94	SNAP-ON INCORPORATED

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. The domestic discount rate as of 2023 and 2022 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries that incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.The weighted-average discount rate for Snap-on’s domestic pension plans of 5.5% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points (100 basis points (“bps”) equals 1.0 percent) would have increased Snap-on’s 2023 domestic pension expense and projected benefit obligation by approximately $1.5 million and $48.1 million, respectively. As of 2023 year end, Snap-on’s domestic projected benefit obligation comprised approximately 84% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 4.3% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 bps would have increased Snap-on’s 2023 foreign pension expense and projected benefit obligation by approximately $0.9 million and $13.5 million, respectively.

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

As a practical expedient, Snap-on uses the calendar year end as the measurement date for its plans. Snap-on funds its pension plans as required by governmental regulation and may consider discretionary contributions as conditions warrant. Snap‑on intends to make contributions of $6.0 million to its foreign pension plans and $3.7 million to its domestic pension plans in 2024, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2024.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2024	$91.2
2025	95.6
2026	96.4
2027	98.2
2028	99.8
2029-2033	504.7
Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. The long-term investment performance objective for Snap-on’s domestic plans’ assets is to achieve net of expense returns that meet or exceed the 7.5% domestic long-term return on plan assets assumption used for reporting purposes. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets. As of 2023 year end, Snap-on’s domestic pension plans’ assets comprised approximately 86% of the company’s worldwide pension plan assets.

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

2023 ANNUAL REPORT	95

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

Snap-on’s domestic pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2023 and 2022 year end are as follows:

	Target	2023	2022
Asset category:
Equity securities	49%	46%	45%
Debt securities and cash and cash equivalents	46%	46%	47%
Hedge funds	5%	8%	8%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$1,143.7	$1,074.9

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

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s domestic pension plans’ assets as of 2023 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$12.2	$—	$—	$12.2
Equity securities:
Domestic	72.9	—	—	72.9
Foreign	1.5	—	—	1.5
Commingled funds – domestic	—	—	203.8	203.8
Commingled funds – foreign	—	—	233.3	233.3
Private equity partnerships	—	—	9.1	9.1
Debt securities:
Government	162.6	4.8	—	167.4
Corporate bonds	—	350.4	—	350.4
Real estate and other real assets	—	—	0.7	0.7
Hedge funds	—	—	92.4	92.4
Total	$249.2	$355.2	$539.3	$1,143.7
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

2023 ANNUAL REPORT	97

Notes to Consolidated Financial Statements (continued)
The expected long-term rates of return on foreign plans’ assets, which range from 2.2% to 6.7% as of 2023 year end, reflect management’s expectations of long-term average rates of return on funds invested to provide benefits included in the plans’ projected benefit obligation. The expected returns are based on outlooks for inflation, fixed income returns and equity returns, asset allocations and investment strategies. Differences between actual and expected returns on foreign pension plans’ assets are recorded as an actuarial gain or loss and amortized accordingly.

Snap-on’s foreign pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2023 and 2022 year end are as follows:

	Target	2023	2022
Asset category:
Equity securities*	29%	30%	40%
Debt securities* and cash and cash equivalents	59%	58%	49%
Insurance contracts	12%	12%	11%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$190.2	$166.8

* Includes commingled funds - multi-strategy
The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2023 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$1.9	$—	$—	$1.9
Commingled funds – multi-strategy	—	—	119.8	119.8
Debt securities:
Government	20.4	—	—	20.4
Corporate bonds	—	26.3	—	26.3
Insurance contracts	—	21.8	—	21.8
Total	$22.3	$48.1	$119.8	$190.2

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

Snap-on has several 401(k) plans covering certain U.S. employees. Snap-on’s employer match to the 401(k) plans is made with cash contributions. For 2023, 2022 and 2021, Snap-on recognized $12.3 million, $11.8 million and $11.3 million, respectively, of expense related to its 401(k) plans.

Note 12: Postretirement Plans
Certain eligible U.S. retirees have been provided with an account for the reimbursement of qualifying medical expenses during retirement. Upon achieving specific age and service requirements, certain active associates are eligible for this account upon retirement from the company. Snap-on maintains other health care benefit plans for certain retired U.S. employees.
Snap-on has a Voluntary Employees Beneficiary Association (“VEBA”) trust for the funding of existing postretirement health care benefits for certain union retirees in the United States; all other retiree health care plans are unfunded.
The status of Snap-on’s U.S. postretirement health care plans as of 2023 and 2022 year end is as follows:

(Amounts in millions)	2023	2022
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$37.3	$47.5
Interest cost	1.9	1.2
Plan participant contributions	0.2	0.2
Benefits paid	(3.3)	(3.8)
Actuarial gain	(0.3)	(7.8)
Benefit obligation at end of year	$35.8	$37.3

Change in plan assets:
Fair value of plan assets at beginning of year	$11.2	$13.7
Actual gain (loss) on plan assets	1.0	(1.7)
Employer contributions	2.3	2.8
Plan participant contributions	0.2	0.2
Benefits paid	(3.3)	(3.8)
Fair value of plan assets at end of year	$11.4	$11.2
Unfunded status at end of year	$(24.4)	$(26.1)

Amounts recognized in the Consolidated Balance Sheets as of 2023 and 2022 year end are as follows:

(Amounts in millions)	2023	2022
Accrued benefits	$(2.6)	$(2.7)
Retiree health care benefits	(21.8)	(23.4)
Net liability	$(24.4)	$(26.1)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2023 and 2022 year end are as follows:

(Amounts in millions)	2023	2022
Net gain, net of tax of $2.1 million and $2.2 million, respectively	$6.2	$6.4

2023 ANNUAL REPORT	99

Notes to Consolidated Financial Statements (continued)
The components of net periodic benefit cost and changes recognized in OCI are as follows:

(Amounts in millions)	2023	2022	2021
Net periodic benefit cost:
Interest cost	$1.9	$1.2	$1.1
Expected return on plan assets	(0.6)	(0.6)	(0.6)
Amortization of unrecognized gain	(1.1)	—	—
Net periodic benefit cost	$0.2	$0.6	$0.5

Changes in benefit obligations recognized in OCI, net of tax:
Net (gain) loss	$0.2	$(4.1)	$(1.0)

The components of net periodic postretirement health care cost, other than the service cost component, are included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. See Note 17 for additional information on Other income (expense) – net.

The weighted-average discount rate used to determine Snap-on’s postretirement health care expense is as follows:

	2023	2022	2021
Discount rate	5.3%	2.7%	2.3%

The weighted-average discount rate used to determine Snap-on’s accumulated benefit obligation is as follows:

	2023	2022
Discount rate	5.3%	5.3%

The methodology for selecting the year-end 2023 and 2022 weighted-average discount rate for the company’s domestic postretirement plans was to match the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. As a practical expedient, Snap-on uses the calendar year end as the measurement date for its plans.

For 2024, the actuarial calculations assume a pre-65 health care cost trend rate of 6.8% and a post-65 health care cost trend rate of 6.7%, both decreasing gradually to 4.0% in 2047 and thereafter.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2024	$3.3
2025	3.4
2026	3.4
2027	3.4
2028	3.5
2029-2033	16.8

100	SNAP-ON INCORPORATED

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

Snap-on’s VEBA plan target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2023 and 2022 year end are as follows:

	Target	2023	2022
Asset category:
Debt securities and cash and cash equivalents	46%	46%	48%
Equity securities	29%	29%	29%
Hedge funds	25%	25%	23%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$11.4	$11.2

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

2023 ANNUAL REPORT	101

Notes to Consolidated Financial Statements (continued)
The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of the VEBA plan assets as of 2023 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$0.2	$—	$0.2
Debt securities	5.1	—	5.1
Equity securities	—	3.2	3.2
Hedge fund	—	2.9	2.9
Total	$5.3	$6.1	$11.4

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

Note 13: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance share units (“PSUs”), stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). As of 2023 year end, the 2011 Plan had 2,633,565 shares available for future grants. The company uses treasury stock to deliver shares under the 2011 Plan.

Net stock-based compensation expense was $44.7 million in 2023, $34.0 million in 2022 and $41.4 million in 2021. Cash received from stock purchase plan and stock option exercises was $113.6 million in 2023, $55.0 million in 2022 and $162.4 million in 2021. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $16.9 million in 2023, $10.7 million in 2022 and $18.2 million in 2021.

Stock options: Stock options are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant and have a contractual term of 10 years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise and forfeiture behaviors for different participating groups to estimate the period of time that stock options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the stock option. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the date of grant. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the stock option.

102	SNAP-ON INCORPORATED

The following weighted-average assumptions were used in calculating the fair value of stock options granted during 2023, 2022 and 2021, using the Black-Scholes valuation model:

	2023	2022	2021
Expected term of stock option (in years)	4.89	5.14	5.33
Expected volatility factor	23.99%	22.61%	21.80%
Expected dividend yield	2.60%	2.68%	2.59%
Risk-free interest rate	3.99%	2.00%	0.67%

A summary of stock option activity during 2023 is presented below:

	Shares (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	2,349	$163.07
Granted	241	249.28
Exercised	(652)	149.89
Forfeited or expired	(22)	218.12
Outstanding at end of year	1,916	177.79	5.3	$212.8
Exercisable at end of year	1,407	160.77	4.2	180.2

* Weighted-average

The weighted-average grant date fair value of stock options granted was $51.09 in 2023, $34.35 in 2022 and $26.19 in 2021. The intrinsic value of stock options exercised was $74.3 million in 2023, $37.5 million in 2022 and $76.1 million in 2021. The fair value of stock options vested was $9.1 million in 2023, $10.5 million in 2022 and $12.5 million in 2021.

As of 2023 year end, there was $12.1 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.

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
The fair value of PSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of PSUs granted during 2023, 2022 and 2021, was $249.26, $211.67 and $183.13, respectively. Earned PSUs as of year end 2023, 2022, and 2021 totaled 137,096 shares, 61,839 shares and 46,343 shares, respectively. Earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”). PSUs related to 60,402 shares and 46,217 shares were paid out in 2023 and 2022, respectively. There were no PSUs paid out in 2021.

2023 ANNUAL REPORT	103

Notes to Consolidated Financial Statements (continued)
Changes to the company’s non-vested PSUs in 2023 are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested PSUs at beginning of year	199	$196.51
Granted	58	249.26
Performance assumption change **	61	220.42
Vested	(137)	189.89
Cancellations and other	(4)	215.56
Non-vested PSUs at end of year	177	226.81

* Weighted-average
** Reflects the number of PSUs above target levels based on performance metrics.

As of 2023 year end, there was $19.3 million of unrecognized compensation cost related to non-vested PSUs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.

Restricted stock units: RSUs are earned and expensed using the fair value of the award over a contractual term of three years. Vesting of the RSUs is dependent upon continued employment for the 3-year cliff vesting period.
The fair value of RSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of RSUs granted during 2023, 2022 and 2021, was $249.26, $211.67 and $189.89, respectively.
Changes to the company’s non-vested RSUs in 2023 are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested RSUs at beginning of year	58	$200.16
Granted	26	249.26
Vested	(2)	196.64
Cancellations and other	(2)	215.96
Non-vested RSUs at end of year	80	215.84

* Weighted-average

As of 2023 year end, there was $6.6 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.1 years.

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

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during 2023, 2022 and 2021, using the Black-Scholes valuation model:

	2023	2022	2021
Expected term of stock-settled SARs (in years)	4.08	4.02	3.94
Expected volatility factor	24.68%	23.09%	22.50%
Expected dividend yield	2.60%	2.68%	2.59%
Risk-free interest rate	3.87%	1.96%	0.19%

Changes to the company’s stock-settled SARs in 2023 are as follows:

	Stock-settled SARs (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	385	$170.11
Granted	62	249.26
Exercised	(50)	152.69
Forfeited or expired	(76)	162.15
Outstanding at end of year	321	189.93	6.5	$31.8
Exercisable at end of year	189	165.34	5.1	23.4

* Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted was $48.85 in 2023, $32.63 in 2022 and $24.05 in 2021. The intrinsic value of stock-settled SARs exercised was $5.3 million in 2023, $1.7 million in 2022 and $3.1 million in 2021. The fair value of stock-settled SARs vested was $1.9 million in 2023, $2.0 million in 2022 and $2.1 million in 2021.

As of 2023 year end, there was $3.0 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during 2023, 2022 and 2021, using the Black-Scholes valuation model:

	2023	2022	2021
Expected term of cash-settled SARs (in years)	3.30	3.10	3.09
Expected volatility factor	22.51%	23.67%	22.49%
Expected dividend yield	2.58%	2.84%	2.64%
Risk-free interest rate	4.01%	4.22%	0.97%

The intrinsic value of cash-settled SARs exercised was $0.4 million in 2023, $0.6 million in 2022 and $0.6 million in 2021. The fair value of cash-settled SARs vested during 2023, 2022 and 2021 was $0.1 million, $0.1 million and $0.1 million, respectively.

2023 ANNUAL REPORT	105

Notes to Consolidated Financial Statements (continued)
Changes to the company’s non-vested cash-settled SARs in 2023 are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at beginning of year	2	$53.24
Granted	1	66.83
Vested	(1)	107.13
Non-vested cash-settled SARs at end of year	2	79.16

* Weighted-average

As of 2023 year end, there was $0.2 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.

Restricted stock awards – non-employee directors: The company awarded 5,760 shares, 6,525 shares and 6,858 shares of restricted stock to non-employee directors in 2023, 2022 and 2021, respectively. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.
Directors’ fee plan: Under the Directors’ 1993 Fee Plan, as amended, non-employee directors may elect to receive up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. For 2023, 2022 and 2021, issuances under the Directors’ Fee Plan totaled 449 shares, 621 shares and 1,235 shares, respectively, of which 176 shares, 309 shares and 922 shares, respectively, were deferred. As of 2023 year end, shares reserved for issuance to directors under this plan totaled 195,281 shares.
Employee stock purchase plan: Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records compensation expense when Snap-on’s period-end stock price is greater than the plan purchase price. For 2023, 2022 and 2021, issuances under this plan totaled 27,225 shares, 18,452 shares and 82,286 shares, respectively. As of 2023 year end, 551,598 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $2.2 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was $1.4 million in 2023, $0.2 million in 2022 and $9.6 million in 2021.
Franchisee stock purchase plan: All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records mark-to-market expense when Snap-on’s period-end stock price is greater than the plan purchase price. For 2023, 2022 and 2021, issuances under this plan totaled 46,510 shares, 44,937 shares and 143,388 shares, respectively. As of 2023 year end, 178,715 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $7.3 million. Participants are able to withdraw from the plan at any time prior to the ending date and generally receive back all contributions made during the plan year. The company recognized mark-to-market expense of $2.5 million in 2023, $0.4 million in 2022, and $16.7 million in 2021.

Note 14: Capital Stock
Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock awards and other corporate purposes, as well as when the company believes market conditions are favorable. Snap-on repurchased 1,126,000 shares, 899,000 shares and 1,943,900 shares in 2023, 2022 and 2021, respectively. As of 2023 year end, Snap-on has remaining availability to repurchase up to an additional $282.9 million in common stock pursuant to Board authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

106	SNAP-ON INCORPORATED

Cash dividends paid in 2023, 2022 and 2021 totaled $355.6 million, $313.1 million and $275.8 million, respectively. Cash dividends per share in 2023, 2022 and 2021 were $6.72, $5.88 and $5.11, respectively. On February 15, 2024, the company’s Board declared a quarterly dividend of $1.86 per share, payable on March 11, 2024, to shareholders of record on February 26, 2024.

Note 15: Commitments and Contingencies
Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for 2023, 2022 and 2021 is as follows:

(Amounts in millions)	2023	2022	2021
Warranty accrual:
Beginning of year	$14.3	$17.3	$17.6
Additions	14.7	9.8	13.7
Usage	(14.3)	(12.8)	(14.0)
End of year	$14.7	$14.3	$17.3
Approximately 2,700 employees, or 20% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. The number of covered union employees whose contracts expire over the next five years approximates 1,350 employees in 2024, 800 employees in 2025, and 550 employees in 2026; there are no contracts currently scheduled to expire in 2027 or 2028. In recent years, Snap-on has not experienced any significant work slowdowns, stoppages or other labor disruptions.
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

2023 ANNUAL REPORT	107

Notes to Consolidated Financial Statements (continued)
Total lease costs for 2023, 2022 and 2021 consist of the following:

(Amounts in millions)	2023	2022	2021
Finance lease costs:
Amortization of ROU assets	$1.5	$1.5	$1.7
Interest on lease liabilities	0.1	0.2	0.3
Operating lease costs*	27.4	24.3	25.4
Total lease costs	$29.0	$26.0	$27.4

*	Includes short-term leases, variable lease costs and sublease income, which are immaterial.

Supplemental cash flow information related to leases in 2023, 2022 and 2021 is as follows:

(Amounts in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2.0	$2.4	$3.1
Operating cash flows from finance leases	0.1	0.2	0.3
Operating cash flows from operating leases	24.7	22.2	23.5

ROU assets obtained in exchange for new lease obligations:
Finance lease liabilities	$0.8	$0.2	$0.3
Operating lease liabilities	36.0	33.5	23.4

Supplemental balance sheet information related to leases in 2023 and 2022 is as follows:

(Amounts in millions)	2023	2022
Finance leases:
Property and equipment – gross	$19.1	$19.4
Accumulated depreciation and amortization	(16.8)	(16.4)
Property and equipment – net	$2.3	$3.0

Other accrued liabilities	$1.6	$2.0
Other long-term liabilities	1.1	1.9
Total finance lease liabilities	$2.7	$3.9

Operating leases:
Operating lease right-of-use assets	$74.7	$61.5

Other accrued liabilities	$23.8	$19.4
Operating lease liabilities	54.6	44.7
Total operating lease liabilities	$78.4	$64.1

108	SNAP-ON INCORPORATED

Weighted-average lease terms and discount rates in 2023 and 2022 are as follows:

	2023	2022	2021
Weighted-average remaining lease terms:
Finance leases	2.5 years	2.1 years	2.9 years
Operating leases	3.8 years	4.0 years	3.3 years

Weighted-average discount rates:
Finance leases	4.1%	3.1%	3.1%
Operating leases	4.0%	2.9%	1.9%
Maturities of lease liabilities as of December 30, 2023, are as follows:

(Amounts in millions)	Operating Leases	Finance Leases
Year:
2024	$26.3	$1.7
2025	20.6	0.5
2026	15.9	0.3
2027	11.5	0.2
2028	6.8	0.1
2029 and thereafter	3.7	—
Total lease payments	84.8	2.8
Less: amount representing interest	(6.4)	(0.1)
Total lease liabilities	$78.4	$2.7

In 2023, Snap-on did not have any significant additional operating or finance leases that have not yet commenced.
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

Sales-type leases are included in both “Finance receivables – net” and “Long-term finance receivables – net” on the accompanying Consolidated Balance Sheets, with lease terms of up to five years. In 2023 and 2022, finance receivables have future minimum lease payments, including unguaranteed residual value, of $28.6 million and $5.6 million, respectively, and unearned finance charges of $6.2 million and $0.7 million, respectively.

Sales-type leases are included in both “Contract receivables – net” and “Long-term contract receivables – net” on the accompanying Consolidated Balance Sheets, with lease terms of up to seven years. In 2023 and 2022, contract receivables have future minimum lease payments, including unguaranteed residual value, of $315.7 million and $296.7 million, respectively, and unearned finance charges of $56.2 million and $49.8 million, respectively.

2023 ANNUAL REPORT	109

Notes to Consolidated Financial Statements (continued)
Future minimum lease payments as of December 30, 2023 are as follows:

(Amounts in millions)	Lease Receivables
Year:
2024	$97.3
2025	83.0
2026	65.2
2027	46.8
2028	30.1
2029 and thereafter	21.9
Total lease payments	344.3
Less: unearned finance charges	(62.4)
Net investment in leases	$281.9

See Note 4 for additional information on finance and contract receivables.

Note 17: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Consolidated Statements of Earnings consists of the following:

(Amounts in millions)	2023	2022	2021
Interest income	$40.2	$13.0	$2.1
Net foreign exchange loss	(11.0)	(7.5)	(1.2)
Net periodic pension and postretirement benefits - non-service	37.6	36.1	15.2
Foreign currency translation loss from sale of equity interest	—	—	(1.0)
Other	0.7	0.9	1.4
Total other income (expense) – net	$67.5	$42.5	$16.5

Note 18: Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in Accumulated OCI by component and net of tax for 2023 and 2022:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance at beginning of 2022	$(145.1)	$8.9	$(207.7)	$(343.9)
Other comprehensive loss before reclassifications	(127.4)	—	(69.0)	(196.4)
Amounts reclassified from Accumulated OCI	—	(1.6)	13.6	12.0
Net other comprehensive loss	(127.4)	(1.6)	(55.4)	(184.4)
Balance as of 2022 year end	$(272.5)	$7.3	$(263.1)	$(528.3)
Other comprehensive income before reclassifications	60.7	—	19.3	80.0
Amounts reclassified from Accumulated OCI	—	(1.6)	0.4	(1.2)
Net other comprehensive income (loss)	60.7	(1.6)	19.7	78.8
Balance as of 2023 year end	$(211.8)	$5.7	$(243.4)	$(449.5)

110	SNAP-ON INCORPORATED

The reclassifications out of Accumulated OCI in 2023 and 2022 are as follows:

	Amounts Reclassified from Accumulated OCI		Statement of Earnings Presentation
(Amounts in millions)	2023	2022
Gains on cash flow hedges:
Treasury locks	$1.6	$1.6	Interest expense
Income tax expense	—	—	Income tax expense
Net of tax	1.6	1.6
Amortization of net unrecognized losses and prior service credits	(0.5)	(18.1)	See footnote below*
Income tax benefit	0.1	4.5	Income tax expense
Net of tax	(0.4)	(13.6)
Total reclassifications for the period, net of tax	$1.2	$(12.0)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 11 and Note 12 for additional information.

Note 19: Segments
Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government and military, power generation, transportation and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s multinational mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealerships, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s finance subsidiaries.

Snap-on evaluates the performance of its operating segments based on segment revenues and segment operating earnings. The Snap-on Tools Group segment revenues include external net sales, while the Commercial & Industrial Group and the Repair Systems & Information Group segment revenues include both external and intersegment net sales. Snap-on accounts for intersegment net sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Corporate assets consist of cash and cash equivalents (excluding cash held at Financial Services), deferred income taxes and certain other assets. Intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results.

Snap-on does not have any single customer or government that represents 10% or more of its revenues in any of the indicated periods.

2023 ANNUAL REPORT	111

Notes to Consolidated Financial Statements (continued)
Financial Data by Segment:

(Amounts in millions)	2023	2022	2021
Net sales:
Commercial & Industrial Group	$1,458.3	$1,399.2	$1,406.3
Snap-on Tools Group	2,088.8	2,072.0	1,938.6
Repair Systems & Information Group	1,781.2	1,666.9	1,503.1
Segment net sales	5,328.3	5,138.1	4,848.0
Intersegment eliminations	(598.1)	(645.3)	(596.0)
Total net sales	4,730.2	4,492.8	4,252.0
Financial Services revenue	378.1	349.7	349.7
Total revenues	$5,108.3	$4,842.5	$4,601.7

Operating earnings:
Commercial & Industrial Group	$226.1	$197.6	$209.9
Snap-on Tools Group	493.8	458.7	411.1
Repair Systems & Information Group	433.2	393.3	348.6
Financial Services	270.5	266.0	272.0
Segment operating earnings	1,423.6	1,315.6	1,241.6
Corporate	(113.2)	(108.4)	(118.1)
Operating earnings	1,310.4	1,207.2	1,123.5
Interest expense	(49.9)	(47.1)	(53.1)
Other income (expense) – net	67.5	42.5	16.5
Earnings before income taxes and equity earnings	$1,328.0	$1,202.6	$1,086.9

(Amounts in millions)	2023	2022
Assets:
Commercial & Industrial Group	$1,293.7	$1,245.8
Snap-on Tools Group	941.8	912.9
Repair Systems & Information Group	1,680.0	1,678.1
Financial Services	2,430.0	2,242.7
Total assets from reportable segments	6,345.5	6,079.5
Corporate	1,285.0	972.9
Elimination of intersegment receivables	(85.6)	(79.6)
Total assets	$7,544.9	$6,972.8

112	SNAP-ON INCORPORATED

Financial Data by Segment (continued):

(Amounts in millions)	2023	2022	2021
Capital expenditures:
Commercial & Industrial Group	$22.5	$26.0	$24.3
Snap-on Tools Group	46.1	35.0	27.1
Repair Systems & Information Group	20.3	18.3	15.4
Financial Services	1.8	1.1	0.8
Total from reportable segments	90.7	80.4	67.6
Corporate	4.3	3.8	2.5
Total capital expenditures	$95.0	$84.2	$70.1

Depreciation and amortization:
Commercial & Industrial Group	$25.7	$26.1	$28.2
Snap-on Tools Group	29.3	29.3	31.2
Repair Systems & Information Group	39.4	40.1	40.9
Financial Services	0.9	0.9	0.9
Total from reportable segments	95.3	96.4	101.2
Corporate	4.0	3.8	3.6
Total depreciation and amortization	$99.3	$100.2	$104.8

Revenues by geographic region:*
United States	$3,664.3	$3,465.4	$3,153.0
Europe	760.9	723.3	808.5
All other	683.1	653.8	640.2
Total revenues	$5,108.3	$4,842.5	$4,601.7

(Amounts in millions)		2023	2022
Long-lived assets:**
United States		$394.2	$361.9
Europe		172.1	161.3
All other		47.7	50.9
Total long-lived assets		$614.0	$574.1

*	Revenues are attributed to countries based on origin of the sale.
**	Long-lived assets consist of Property and equipment – net and Operating lease right-of-use assets.

2023 ANNUAL REPORT	113

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

The following table shows the consolidated net sales and revenues of these product groups in the last three years:

(Amounts in millions)	2023	2022	2021
Net sales:
Tools	$2,528.9	$2,399.4	$2,343.0
Diagnostics, information and management systems	991.2	942.4	892.5
Equipment	1,210.1	1,151.0	1,016.5
Total net sales	4,730.2	4,492.8	4,252.0
Financial services revenue	378.1	349.7	349.7
Total revenues	$5,108.3	$4,842.5	$4,601.7

114	SNAP-ON INCORPORATED

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED

By:	/s/ Nicholas T. Pinchuk	Date:	February 15, 2024
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Nicholas T. Pinchuk	Date:	February 15, 2024
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

/s/ Aldo J. Pagliari	Date:	February 15, 2024
Aldo J. Pagliari, Principal Financial Officer, Senior Vice President – Finance and Chief Financial Officer

/s/ Marty V. Ozolins	Date:	February 15, 2024
Marty V. Ozolins, Principal Accounting Officer, Vice President and Controller

2023 ANNUAL REPORT	115

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ David C. Adams	Date:	February 15, 2024
David C. Adams, Director

By:	/s/ Karen L. Daniel	Date:	February 15, 2024
Karen L. Daniel, Director

By:	/s/ Ruth Ann M. Gillis	Date:	February 15, 2024
Ruth Ann M. Gillis, Director

By:	/s/ James P. Holden	Date:	February 15, 2024
James P. Holden, Director

By:	/s/ Nathan J. Jones	Date:	February 15, 2024
Nathan J. Jones, Director

By:	/s/ Henry W. Knueppel	Date:	February 15, 2024
Henry W. Knueppel, Director

By:	/s/ W. Dudley Lehman	Date:	February 15, 2024
W. Dudley Lehman, Director

By:	/s/ Nicholas T. Pinchuk	Date:	February 15, 2024
Nicholas T. Pinchuk, Director

By:	/s/ Gregg M. Sherrill	Date:	February 15, 2024
Gregg M. Sherrill, Director

By:	/s/ Donald J. Stebbins	Date:	February 15, 2024
Donald J. Stebbins, Director

116	SNAP-ON INCORPORATED