Form 10-Q
period 2024-09-28
Snap-on Inc
filed 2024-10-17
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 11, 2024
Common Stock, $1.00 par value	52,507,402 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$1,147.0	$1,159.3	$3,508.7	$3,533.6
Cost of goods sold	(559.2)	(581.1)	(1,726.9)	(1,762.1)
Gross profit	587.8	578.2	1,781.8	1,771.5
Operating expenses	(335.4)	(333.0)	(978.2)	(989.5)
Operating earnings before financial services	252.4	245.2	803.6	782.0

Financial services revenue	100.4	94.9	300.5	280.9
Financial services expenses	(28.7)	(25.5)	(90.3)	(78.3)
Operating earnings from financial services	71.7	69.4	210.2	202.6

Operating earnings	324.1	314.6	1,013.8	984.6
Interest expense	(12.5)	(12.4)	(37.3)	(37.4)
Other income (expense) – net	20.6	18.0	57.4	50.0
Earnings before income taxes	332.2	320.2	1,033.9	997.2
Income tax expense	(74.7)	(71.1)	(229.2)	(223.9)
Net earnings	257.5	249.1	804.7	773.3
Net earnings attributable to noncontrolling interests	(6.4)	(6.0)	(18.9)	(17.5)
Net earnings attributable to Snap-on Incorporated	$251.1	$243.1	$785.8	$755.8

Net earnings per share attributable to Snap-on Incorporated:
Basic	$4.77	$4.60	$14.91	$14.29
Diluted	4.70	4.51	14.69	14.00

Weighted-average shares outstanding:
Basic	52.6	52.8	52.7	52.9
Effect of dilutive securities	0.8	1.1	0.8	1.1
Diluted	53.4	53.9	53.5	54.0

Dividends declared per common share	$1.86	$1.62	$5.58	$4.86

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Comprehensive income (loss):
Net earnings	$257.5	$249.1	$804.7	$773.3
Other comprehensive income (loss):
Foreign currency translation	79.0	(52.3)	21.4	(34.0)
Reclassification of cash flow hedges to net earnings, net of tax	(0.4)	(0.4)	(1.2)	(1.2)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses	2.0	0.1	6.0	0.2
Income tax benefit	(0.5)	—	(1.4)	—
Net of tax	1.5	0.1	4.6	0.2
Total comprehensive income	337.6	196.5	829.5	738.3

Comprehensive income attributable to noncontrolling interests	(6.4)	(6.0)	(18.9)	(17.5)
Comprehensive income attributable to Snap-on Incorporated	$331.2	$190.5	$810.6	$720.8

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	September 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,313.3	$1,001.5
Trade and other accounts receivable – net	796.4	791.3
Finance receivables – net	624.7	594.1
Contract receivables – net	122.1	120.8
Inventories – net	995.8	1,005.9
Prepaid expenses and other current assets	148.4	138.4
Total current assets	4,000.7	3,652.0

Property and equipment:
Land	34.9	34.5
Buildings and improvements	459.3	452.8
Machinery, equipment and computer software	1,128.6	1,083.1
Property and equipment – gross	1,622.8	1,570.4
Accumulated depreciation	(1,074.5)	(1,031.1)
Property and equipment – net	548.3	539.3

Operating lease right-of-use assets	78.0	74.7
Deferred income tax assets	79.7	76.0
Long-term finance receivables – net	1,309.0	1,284.2
Long-term contract receivables – net	422.1	407.9
Goodwill	1,086.6	1,097.4
Other intangible assets – net	277.3	268.9
Pension assets	134.5	130.5
Other long-term assets	17.1	14.0
Total assets	$7,953.3	$7,544.9
See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	September 28, 2024	December 30, 2023
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$14.3	$15.6
Accounts payable	270.0	238.0
Accrued benefits	59.4	64.4
Accrued compensation	83.5	102.9
Franchisee deposits	79.2	73.3
Other accrued liabilities	450.0	447.4
Total current liabilities	956.4	941.6

Long-term debt	1,185.3	1,184.6
Deferred income tax liabilities	83.2	79.2
Retiree health care benefits	20.2	21.8
Pension liabilities	65.5	82.3
Operating lease liabilities	57.1	54.6
Other long-term liabilities	87.9	87.4
Total liabilities	2,455.6	2,451.5

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,456,600 and 67,450,999 shares, respectively)	67.5	67.5
Additional paid-in capital	549.0	545.5
Retained earnings	7,439.0	6,948.5
Accumulated other comprehensive loss	(424.7)	(449.5)
Treasury stock at cost (14,950,516 and 14,756,982 shares, respectively)	(2,155.8)	(2,040.7)
Total shareholders’ equity attributable to Snap-on Incorporated	5,475.0	5,071.3
Noncontrolling interests	22.7	22.1
Total equity	5,497.7	5,093.4
Total liabilities and equity	$7,953.3	$7,544.9

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)

The following summarizes the changes in total equity for the three month period ended September 28, 2024:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 29, 2024	$67.5	$542.8	$7,286.0	$(504.8)	$(2,105.2)	$22.6	$5,308.9
Net earnings for the three months ended September 28, 2024	—	—	251.1	—	—	6.4	257.5
Other comprehensive income	—	—	—	80.1	—	—	80.1
Cash dividends – $1.86 per share	—	—	(97.9)	—	—	—	(97.9)
Stock compensation plans	—	6.2	—	—	9.3	—	15.5
Share repurchases – 215,000 shares	—	—	—	—	(59.9)	—	(59.9)
Other	—	—	(0.2)	—	—	(6.3)	(6.5)
Balance at September 28, 2024	$67.5	$549.0	$7,439.0	$(424.7)	$(2,155.8)	$22.7	$5,497.7

The following summarizes the changes in total equity for the nine month period ended September 28, 2024:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 30, 2023	$67.5	$545.5	$6,948.5	$(449.5)	$(2,040.7)	$22.1	$5,093.4
Net earnings for the nine months ended September 28, 2024	—	—	785.8	—	—	18.9	804.7
Other comprehensive income	—	—	—	24.8	—	—	24.8
Cash dividends – $5.58 per share	—	—	(294.1)	—	—	—	(294.1)
Stock compensation plans	—	3.5	—	—	62.4	—	65.9
Share repurchases – 637,000 shares	—	—	—	—	(177.5)	—	(177.5)
Other	—	—	(1.2)	—	—	(18.3)	(19.5)
Balance at September 28, 2024	$67.5	$549.0	$7,439.0	$(424.7)	$(2,155.8)	$22.7	$5,497.7

See Notes to Condensed Consolidated Financial Statements.

The following summarizes the changes in total equity for the three month period ended September 30, 2023:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at July 1,2023	$67.5	$521.1	$6,635.6	$(510.7)	$(1,956.4)	$22.2	$4,779.3
Net earnings for the three months ended September 30, 2023	—	—	243.1	—	—	6.0	249.1
Other comprehensive loss	—	—	—	(52.6)	—	—	(52.6)
Cash dividends – $1.62 per share	—	—	(85.6)	—	—	—	(85.6)
Stock compensation plans	—	10.6	—	—	10.2	—	20.8
Share repurchases – 194,000 shares	—	—	—	—	(51.8)	—	(51.8)
Other		—	(0.8)	—	—	(6.0)	(6.8)
Balance at September 30, 2023	$67.5	$531.7	$6,792.3	$(563.3)	$(1,998.0)	$22.2	$4,852.4

The following summarizes the changes in total equity for the nine month period ended September 30, 2023:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$67.4	$499.9	$6,296.2	$(528.3)	$(1,853.9)	$22.2	$4,503.5
Net earnings for the nine months ended September 30, 2023	—	—	755.8	—	—	17.5	773.3
Other comprehensive loss	—	—	—	(35.0)	—	—	(35.0)
Cash dividends – $4.86 per share	—	—	(257.6)	—	—	—	(257.6)
Stock compensation plans	—	31.8	—	—	89.7	—	121.5
Share repurchases – 909,000 shares	—	—	—	—	(233.8)	—	(233.8)
Other	0.1	—	(2.1)	—	—	(17.5)	(19.5)
Balance at September 30, 2023	$67.5	$531.7	$6,792.3	$(563.3)	$(1,998.0)	$22.2	$4,852.4

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Operating activities:
Net earnings	$804.7	$773.3
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	54.7	53.6
Amortization of other intangible assets	19.0	20.7
Provision for losses on finance receivables	50.6	40.7
Provision for losses on non-finance receivables	17.8	15.0
Stock-based compensation expense	21.5	31.4
Deferred income tax benefit	(7.2)	(16.5)
Gain on sales of assets	(0.5)	(0.6)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	(28.1)	(38.3)
Contract receivables	(15.4)	(27.9)
Inventories	8.6	(21.0)
Prepaid expenses and other current assets	10.5	30.3
Accounts payable	33.6	4.3
Accrued and other liabilities	(45.8)	(7.7)
Net cash provided by operating activities	924.0	857.3
Investing activities:
Additions to finance receivables	(731.3)	(779.8)
Collections of finance receivables	629.3	626.5
Capital expenditures	(65.4)	(73.9)
Disposals of property and equipment	2.0	1.5
Other	1.5	(1.5)
Net cash used by investing activities	(163.9)	(227.2)
Financing activities:
Net decrease in other short-term borrowings	(0.9)	—
Cash dividends paid	(294.1)	(257.6)
Purchases of treasury stock	(177.5)	(233.8)
Proceeds from stock purchase plans and stock option exercises	61.6	94.5
Other	(37.4)	(27.0)
Net cash used by financing activities	(448.3)	(423.9)

Effect of exchange rate changes on cash and cash equivalents	—	(4.1)
Increase in cash and cash equivalents	311.8	202.1
Cash and cash equivalents at beginning of year	1,001.5	757.2
Cash and cash equivalents at end of period	$1,313.3	$959.3
Supplemental cash flow disclosures:
Cash paid for interest	$(35.8)	$(36.1)
Net cash paid for income taxes	(243.9)	(224.5)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Accounting Policies
Principles of consolidation and presentation
The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly owned and majority-owned subsidiaries (collectively, “Snap-on” or the “company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2023 Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (“2023 year end”). The company’s 2024 fiscal third quarter ended on September 28, 2024, and its 2023 fiscal third quarter ended on September 30, 2023. The company’s 2024 and 2023 fiscal third quarters each contained 13 weeks of operating results. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and nine month periods ended September 28, 2024, and September 30, 2023, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this ASU is not expected to have a material impact on Snap-on’s Condensed Consolidated Financial Statements.

Note 2: Revenue Recognition
Snap-on recognizes revenue from the sale of tools, diagnostics, equipment, and related services based on when control of the product passes to the customer or the service is provided and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Revenue Disaggregation: The following table shows the consolidated revenues by revenue source:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Revenue from contracts with customers	$1,139.3	$1,152.2	$3,486.5	$3,513.3
Other revenues	7.7	7.1	22.2	20.3
Total net sales	1,147.0	1,159.3	3,508.7	3,533.6
Financial services revenue	100.4	94.9	300.5	280.9
Total revenues	$1,247.4	$1,254.2	$3,809.2	$3,814.5

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
The following tables represent external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the Three Months Ended September 28, 2024
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$155.2	$434.0	$273.9	$—	$—	$863.1
Europe	72.2	37.4	58.7	—	—	168.3
All other	61.3	29.1	25.2	—	—	115.6
External net sales	288.7	500.5	357.8	—	—	1,147.0
Intersegment net sales	77.0	—	64.9	—	(141.9)	—
Total net sales	365.7	500.5	422.7	—	(141.9)	1,147.0
Financial services revenue	—	—	—	100.4	—	100.4
Total revenue	$365.7	$500.5	$422.7	$100.4	$(141.9)	$1,247.4

	For the Nine Months Ended September 28, 2024
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$467.3	$1,280.7	$874.2	$—	$—	$2,622.2
Europe	230.0	118.4	188.0	—	—	536.4
All other	187.4	83.5	79.2	—	—	350.1
External net sales	884.7	1,482.6	1,141.4	—	—	3,508.7
Intersegment net sales	212.9	—	199.9	—	(412.8)	—
Total net sales	1,097.6	1,482.6	1,341.3	—	(412.8)	3,508.7
Financial services revenue	—	—	—	300.5	—	300.5
Total revenue	$1,097.6	$1,482.6	$1,341.3	$300.5	$(412.8)	$3,809.2

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

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables represent external net sales disaggregated by customer type:

	For the Three Months Ended September 28, 2024
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$20.1	$500.5	$357.8	$—	$—	$878.4
All other professionals	268.6	—	—	—	—	268.6
External net sales	288.7	500.5	357.8	—	—	1,147.0
Intersegment net sales	77.0	—	64.9	—	(141.9)	—
Total net sales	365.7	500.5	422.7	—	(141.9)	1,147.0
Financial services revenue	—	—	—	100.4	—	100.4
Total revenue	$365.7	$500.5	$422.7	$100.4	$(141.9)	$1,247.4

	For the Nine Months Ended September 28, 2024
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$61.4	$1,482.6	$1,141.4	$—	$—	$2,685.4
All other professionals	823.3	—	—	—	—	823.3
External net sales	884.7	1,482.6	1,141.4	—	—	3,508.7
Intersegment net sales	212.9	—	199.9	—	(412.8)	—
Total net sales	1,097.6	1,482.6	1,341.3	—	(412.8)	3,508.7
Financial services revenue	—	—	—	300.5	—	300.5
Total revenue	$1,097.6	$1,482.6	$1,341.3	$300.5	$(412.8)	$3,809.2

	For the Three Months Ended September 30, 2023
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$19.4	$515.4	$363.4	$—	$—	$898.2
All other professionals	261.1	—	—	—	—	261.1
External net sales	280.5	515.4	363.4	—	—	1,159.3
Intersegment net sales	85.9	—	68.4	—	(154.3)	—
Total net sales	366.4	515.4	431.8	—	(154.3)	1,159.3
Financial services revenue	—	—	—	94.9	—	94.9
Total revenue	$366.4	$515.4	$431.8	$94.9	$(154.3)	$1,254.2

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations. The remaining duration of these unsatisfied performance obligations range from one month up to 60 months. Snap-on had approximately $183.0 million of long-term contracts that have fixed consideration that extends beyond one year as of September 28, 2024. Snap-on expects to recognize approximately 55% of these contracts as revenue by the end of fiscal 2025, an additional 40% by the end of fiscal 2027, and the balance thereafter.

Contract liabilities: Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance. The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities was $67.4 million and $63.3 million at September 28, 2024, and December 30, 2023, respectively. The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion of such liabilities is included in “Other long-term liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three and nine month periods ended September 28, 2024, Snap-on recognized $4.5 million and $53.3 million of revenue that was included in the $63.3 million contract liability balance at December 30, 2023, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.

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
The components of Snap-on’s trade and other accounts receivable as of September 28, 2024, and December 30, 2023, are as follows:

(Amounts in millions)	September 28, 2024	December 30, 2023
Trade and other accounts receivable	$834.5	$826.2
Allowances for credit losses	(38.1)	(34.9)
Total trade and other accounts receivable – net	$796.4	$791.3

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for the three and nine month periods ended September 28, 2024, and September 30, 2023:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Allowances for credit losses:
Beginning of period	$36.5	$32.3	$34.9	$31.1
Provision for credit losses	5.3	5.5	16.2	13.7
Charge-offs	(4.3)	(3.6)	(12.9)	(10.9)
Recoveries	0.1	—	0.2	—
Currency translation	0.5	(0.4)	(0.3)	(0.1)
End of period	$38.1	$33.8	$38.1	$33.8

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s current finance and contract receivables as of September 28, 2024, and December 30, 2023, are as follows:

(Amounts in millions)	September 28, 2024	December 30, 2023
Finance installment receivables	$630.4	$605.2
Finance lease receivables, net of unearned finance charges of $6.4 million and $3.4 million, respectively	17.0	10.1
Total finance receivables	647.4	615.3

Contract installment receivables	61.9	59.9
Contract lease receivables, net of unearned finance charges of $22.1 million and $21.1 million, respectively	62.0	62.7
Total contract receivables	123.9	122.6
Total	771.3	737.9

Allowances for credit losses:
Finance installment receivables	(22.4)	(21.1)
Finance lease receivables	(0.3)	(0.1)
Total finance allowances for credit losses	(22.7)	(21.2)

Contract installment receivables	(0.9)	(0.9)
Contract lease receivables	(0.9)	(0.9)
Total contract allowances for credit losses	(1.8)	(1.8)
Total allowances for credit losses	(24.5)	(23.0)
Total current finance and contract receivables – net	$746.8	$714.9

Finance receivables – net	$624.7	$594.1
Contract receivables – net	122.1	120.8
Total current finance and contract receivables – net	$746.8	$714.9

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of September 28, 2024, and December 30, 2023, are as follows:

(Amounts in millions)	September 28, 2024	December 30, 2023
Finance installment receivables	$1,334.1	$1,318.5
Finance lease receivables, net of unearned finance charges of $5.5 million and $2.8 million, respectively	23.2	12.3
Total finance receivables	1,357.3	1,330.8

Contract installment receivables	225.0	216.0
Contract lease receivables, net of unearned finance charges of $37.0 million and $35.1 million, respectively	202.2	196.8
Total contract receivables	427.2	412.8
Total	1,784.5	1,743.6

Allowances for credit losses:
Finance installment receivables	(47.8)	(46.4)
Finance lease receivables	(0.5)	(0.2)
Total finance allowances for credit losses	(48.3)	(46.6)

Contract installment receivables	(3.3)	(3.1)
Contract lease receivables	(1.8)	(1.8)
Total contract allowances for credit losses	(5.1)	(4.9)
Total allowances for credit losses	(53.4)	(51.5)
Total long-term finance and contract receivables – net	$1,731.1	$1,692.1

Finance receivables – net	$1,309.0	$1,284.2
Contract receivables – net	422.1	407.9
Total long-term finance and contract receivables – net	$1,731.1	$1,692.1

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
The amortized cost basis of finance and contract receivables by origination year as of September 28, 2024, and charge-offs recorded in the nine months ended September 28, 2024, by origination year, are as follows:

(Amounts in millions)	2024	2023	2022	2021	2020	Prior	Total
Finance receivables:
Delinquent	$14.4	$25.7	$12.2	$5.8	$2.9	$1.1	$62.1
Non-delinquent	1,104.6	553.1	191.4	65.3	23.7	4.5	1,942.6
Total Finance receivables	$1,119.0	$578.8	$203.6	$71.1	$26.6	$5.6	$2,004.7

Finance receivables charge-offs	$2.0	$25.8	$15.3	$6.5	$3.4	$1.7	$54.7

Contract receivables:
Delinquent	$0.3	$0.6	$1.0	$0.4	$0.5	$0.4	$3.2
Non-delinquent	158.0	151.0	98.0	62.8	39.9	38.2	547.9
Total Contract receivables	$158.3	$151.6	$99.0	$63.2	$40.4	$38.6	$551.1

Contract receivables charge-offs	$—	$0.3	$0.5	$0.4	$0.3	$0.3	$1.8
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
The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and nine month periods ended September 28, 2024, and September 30, 2023:

	Three Months Ended September 28, 2024		Nine Months Ended September 28, 2024
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$71.1	$6.8	$67.8	$6.7
Provision for credit losses	15.2	0.7	50.6	1.6
Charge-offs	(17.7)	(0.8)	(54.7)	(1.8)
Recoveries	2.2	0.1	7.2	0.3
Currency translation	0.2	0.1	0.1	0.1
End of period	$71.0	$6.9	$71.0	$6.9

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$65.1	$6.5	$60.9	$6.6
Provision for credit losses	12.8	0.7	40.7	1.3
Charge-offs	(13.7)	(0.7)	(42.1)	(1.6)
Recoveries	1.9	0.1	6.5	0.3
Currency translation	(0.1)	(0.1)	—	(0.1)
End of period	$66.0	$6.5	$66.0	$6.5

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
It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables. The amount and number of finance and contract receivable modifications as of September 28, 2024, and December 30, 2023, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aging of finance and contract receivables as of September 28, 2024, and December 30, 2023, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
September 28, 2024:
Finance receivables	$21.9	$14.5	$25.7	$62.1	$1,942.6	$2,004.7	$21.8
Contract receivables	1.2	0.5	1.5	3.2	547.9	551.1	0.2

December 30, 2023:
Finance receivables	$21.5	$13.6	$23.2	$58.3	$1,887.8	$1,946.1	$19.9
Contract receivables	1.5	0.6	1.2	3.3	532.1	535.4	0.2
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
The amount of finance and contract receivables on nonaccrual status as of September 28, 2024, and December 30, 2023, is as follows:

(Amounts in millions)	September 28, 2024	December 30, 2023
Finance receivables	$11.8	$10.6
Contract receivables	2.4	3.3

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	September 28, 2024	December 30, 2023
Finished goods	$873.3	$874.6
Work in progress	78.4	76.1
Raw materials	169.8	171.1
Total FIFO value	1,121.5	1,121.8
Excess of current cost over LIFO cost	(125.7)	(115.9)
Total inventories – net	$995.8	$1,005.9

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 58% and 59% of total inventories as of September 28, 2024, and December 30, 2023. The company accounts for its non-U.S. inventory on the FIFO method. As of September 28, 2024, approximately 35% of the company’s U.S. inventory was accounted for using the FIFO method and 65% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and nine month periods ended September 28, 2024, and September 30, 2023.

Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the nine months ended September 28, 2024, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 30, 2023	$346.6	$12.4	$738.4	$1,097.4
Currency translation	1.2	—	1.2	2.4
Acquisition adjustments	(13.2)	—	—	(13.2)
Balance as of September 28, 2024	$334.6	$12.4	$739.6	$1,086.6

Goodwill of $1,086.6 million as of September 28, 2024, includes $19.8 million from the acquisition of Mountz. In the first quarter of 2024, the purchase accounting valuations for the acquired net assets of Mountz were completed, resulting in a reduction of goodwill of $13.2 million from year end 2023. See Note 3 for additional information on acquisitions.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Additional disclosures related to other intangible assets are as follows:

	September 28, 2024			December 30, 2023
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets:
Customer relationships	$218.0	$(165.7)	$52.3	$214.5	$(163.6)	$50.9
Developed technology	36.6	(32.4)	4.2	36.2	(29.8)	6.4
Internally developed software	202.0	(156.6)	45.4	191.3	(148.2)	43.1
Patents	48.5	(21.2)	27.3	53.0	(26.8)	26.2
Trademarks	3.9	(2.5)	1.4	4.0	(2.5)	1.5
Other	6.3	(2.9)	3.4	6.2	(2.8)	3.4
Total	515.3	(381.3)	134.0	505.2	(373.7)	131.5
Non-amortized trademarks	143.3	—	143.3	137.4	—	137.4
Total other intangible assets	$658.6	$(381.3)	$277.3	$642.6	$(373.7)	$268.9

The gross carrying value of customer relationships and non-amortized trademarks includes $8.7 million and $5.4 million, respectively, related to the Mountz acquisition.

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2024, the results of which did not result in any impairment. Provisions for the impairment of goodwill and/or other intangible assets could arise in a future period due to significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, changes in key personnel or litigation, a sustained decrease in share price and/or other events. As of September 28, 2024, the company had no accumulated impairment losses.
The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	14
Developed technology	5
Internally developed software	6
Patents	15
Trademarks	9
Other	39
The weighted-average amortization period for all amortizable intangible assets on a combined basis is 12 years. Intangible asset renewal costs are expensed as incurred.
The aggregate amortization expense was $6.3 million and $19.0 million for the respective three and nine month periods ended September 28, 2024, and $6.8 million and $20.7 million for the respective three and nine month periods ended September 30, 2023. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $25.4 million in 2024, $21.0 million in 2025, $16.1 million in 2026, $13.4 million in 2027, $11.4 million in 2028, and $8.2 million in 2029.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 22.6% and 22.9% in the first nine months of fiscal 2024 and 2023, respectively.
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

Note 8: Short-term and Long-term Debt
Short-term and long-term debt as of September 28, 2024, and December 30, 2023, consisted of the following:

(Amounts in millions)	September 28, 2024	December 30, 2023
3.25% unsecured notes due 2027	$300.0	$300.0
4.10% unsecured notes due 2048	400.0	400.0
3.10% unsecured notes due 2050	500.0	500.0
Other debt*	(0.4)	0.2
	1,199.6	1,200.2

Less: notes payable	(14.3)	(15.6)
Total long-term debt	$1,185.3	$1,184.6

*	Includes unamortized debt issuance costs and issuance discounts.
Snap-on has a $900 million multicurrency revolving credit facility that terminates on September 12, 2028 (the “Credit Facility”). The Credit Facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. No amounts were borrowed or outstanding under the Credit Facility during the nine months ended and as of September 28, 2024.
Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of September 28, 2024, the company’s consolidated cash balance, net of certain adjustments, exceeded consolidated debt resulting in actual ratios of (0.01) and (0.03), respectively. Both ratios are within the permitted ranges set forth in this financial covenant.
Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. As of September 28, 2024, there were no commercial paper issuances outstanding.

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
Interest rate swaps: Snap-on may enter into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The change in the fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets. There were no outstanding interest rate swaps as of both September 28, 2024, and December 30, 2023.
Treasury locks: Snap-on may use treasury locks to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI for derivative instruments that are designated and qualify as cash flow hedges. Upon the issuance of debt, the related amount in Accumulated OCI is released over the term of the debt and recognized as an adjustment to interest expense on the Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of both September 28, 2024, and December 30, 2023. See Note 16 for additional information on Other income (expense) – net.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Stock-based deferred compensation risk management: Snap-on manages market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap‑on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of September 28, 2024, Snap-on had equity forwards in place intended to manage market risk with respect to 77,200 shares of Snap-on common stock associated with its deferred compensation plans.
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
Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	September 28, 2024		December 30, 2023
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,933.7	$2,208.3	$1,878.3	$2,138.7
Contract receivables – net	544.2	583.7	528.7	561.6
Long-term debt and notes payable	1,199.6	1,007.9	1,200.2	1,031.5
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Pension Plans
Snap-on’s net periodic pension benefit included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service cost	$5.0	$4.7	$15.0	$14.1
Interest cost	16.4	16.3	49.2	49.0
Expected return on plan assets	(25.5)	(26.1)	(76.3)	(78.4)
Amortization of unrecognized loss	2.3	0.4	6.9	1.1
Net periodic pension benefit	$(1.8)	$(4.7)	$(5.2)	$(14.2)
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

Note 11: Postretirement Health Care Plans
Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest cost	$0.5	$0.4	$1.4	$1.5
Expected return on plan assets	(0.2)	(0.1)	(0.5)	(0.5)
Amortization of unrecognized gain	(0.3)	(0.3)	(0.9)	(0.9)
Net periodic postretirement health care cost	$—	$—	$—	$0.1

The components of net periodic postretirement health care cost, other than the service cost component, are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 16 for additional information on Other income (expense) – net.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance share units (“PSUs”), stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). As of September 28, 2024, the 2011 Plan had 2,091,365 shares available for future grants. The company uses treasury stock to deliver shares under the 2011 Plan.
Net stock-based compensation expense was $5.7 million and $21.5 million for the respective three and nine month periods ended September 28, 2024, and $11.0 million and $31.4 million for the respective three and nine month periods ended September 30, 2023. Cash received from stock purchase plans and stock option exercises totaled $9.9 million and $61.6 million during the respective three and nine month periods ended September 28, 2024, and $9.9 million and $94.5 million for the respective three and nine month periods ended September 30, 2023. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $1.8 million and $12.9 million for the respective three and nine month periods ended September 28, 2024, and $2.6 million and $13.1 million for the respective three and nine month periods ended September 30, 2023.

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
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the nine month periods ended September 28, 2024, and September 30, 2023, using the Black-Scholes valuation model; no stock options were granted during the three month periods ended September 28, 2024, and September 30, 2023:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Expected term of stock option (in years)	4.90	4.89
Expected volatility factor	23.63%	23.99%
Expected dividend yield	2.76%	2.60%
Risk-free interest rate	4.30%	3.99%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of stock option activity as of and for the nine months ended September 28, 2024:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2023	1,916	$177.79
Granted	233	269.01
Exercised	(268)	167.84
Forfeited or expired	(33)	245.05
Outstanding at September 28, 2024	1,848	189.56	5.3	$182.9
Exercisable at September 28, 2024	1,401	169.56	4.3	166.7

*	Weighted-average

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted-average grant date fair value of stock options granted during the nine month periods ended September 28, 2024, and September 30, 2023, was $55.07 and $51.09, respectively. The intrinsic value of stock options exercised was $7.3 million and $30.0 million during the respective three and nine month periods ended September 28, 2024, and $9.9 million and $57.0 million during the respective three and nine month periods ended September 30, 2023. The fair value of stock options vested was $9.5 million and $9.1 million during the respective nine month periods ended September 28, 2024, and September 30, 2023.

As of September 28, 2024, there was $15.7 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.
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
The fair value of PSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of PSUs granted during the nine month periods ended September 28, 2024, and September 30, 2023, was $269.00 and $249.26, respectively. PSUs related to 137,096 shares and 60,402 shares were paid out during the nine month periods ended September 28, 2024, and September 30, 2023, respectively. Earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
Changes to the company’s non-vested PSUs during the nine months ended September 28, 2024, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested PSUs at December 30, 2023	177	$226.81
Granted	53	269.00
Performance assumption change **	(32)	211.67
Vested	—	—
Cancellations and other	(8)	247.56
Non-vested PSUs at September 28, 2024	190	240.18

*	Weighted-average
**	Reflects the number of PSUs adjusted based on performance metrics.
As of September 28, 2024, there was $18.4 million of unrecognized compensation cost related to non-vested PSUs that are expected to be recognized as a charge to earnings over a weighted-average period of 1.1 years.

Restricted stock units: RSUs are earned and expensed using the fair value of the award over the contractual term of three years. Vesting of the RSUs is dependent upon continued employment over the three-year cliff vesting period.
The fair value of RSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of RSUs granted during the nine month periods ended September 28, 2024, and September 30, 2023, was $269.00 and $249.26, respectively.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes to the company’s non-vested RSUs during the nine months ended September 28, 2024, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested RSUs at December 30, 2023	80	$215.84
Granted	24	269.00
Vested	(29)	190.48
Cancellations and other	(3)	251.93
Non-vested RSUs at September 28, 2024	72	242.19

*	Weighted-average

As of September 28, 2024, there was $7.9 million of unrecognized compensation cost related to non-vested RSUs that are expected to be recognized as a charge to earnings over a weighted-average period of 1.3 years.
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
The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the nine month periods ended September 28, 2024, and September 30, 2023, using the Black-Scholes valuation model; no stock-settled SARs were granted during the three month periods ended September 28, 2024, and September 30, 2023:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Expected term of stock-settled SARs (in years)	4.20	4.08
Expected volatility factor	23.80%	24.68%
Expected dividend yield	2.77%	2.60%
Risk-free interest rate	4.22%	3.87%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of stock-settled SARs as of and for the nine months ended September 28, 2024:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2023	321	$189.93
Granted	63	269.00
Exercised	(14)	159.83
Forfeited or expired	(22)	183.63
Outstanding at September 28, 2024	348	205.76	6.5	$28.8
Exercisable at September 28, 2024	222	179.41	5.3	24.2

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the nine month periods ended September 28, 2024, and September 30, 2023, was $52.12 and $48.85, respectively. The intrinsic value of stock-settled SARs exercised was $0.3 million and $1.7 million during the respective three and nine month periods ended September 28, 2024, and $0.2 million and $5.0 million during the respective three and nine periods ended September 30, 2023. The fair value of stock-settled SARs vested was $2.3 million and $1.9 million during the respective nine month periods ended September 28, 2024, and September 30, 2023.
As of September 28, 2024, there was $4.2 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.
The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the nine month periods ended September 28, 2024, and September 30, 2023, using the Black-Scholes valuation model; no cash-settled SARs were granted during the three month periods ended September 28, 2024, and September 30, 2023:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Expected term of cash-settled SARs (in years)	3.65	3.54
Expected volatility factor	23.53%	23.97%
Expected dividend yield	2.58%	2.54%
Risk-free interest rate	3.49%	4.80%
The intrinsic value of cash-settled SARs exercised was zero for both the three and nine month periods ended September 28, 2024, and zero and $0.4 million for the respective three and nine month periods ended September 30, 2023. The fair value of cash-settled SARs vested was $0.1 million for both the nine month periods ended September 28, 2024, and September 30, 2023.
Changes to the company’s non-vested cash-settled SARs during the nine months ended September 28, 2024, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at December 30, 2023	2	$79.16
Granted	1	58.40
Vested	(1)	81.39
Non-vested cash-settled SARs at September 28, 2024	2	63.90

*	Weighted-average

As of September 28, 2024, there was $0.2 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Restricted stock awards – non-employee directors: The company awarded 5,391 shares and 5,760 shares of restricted stock to non-employee directors for the respective nine month periods ended September 28, 2024, and September 30, 2023. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions on the restricted stock awards generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

Employee stock purchase plan: Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low prices of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records compensation expense when Snap-on’s period-end stock price is greater than the plan purchase price. There were 21,798 shares and 27,225 shares issued under this plan for the respective nine month periods ended September 28, 2024, and September 30, 2023. As of September 28, 2024, 529,800 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $1.7 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was $0.1 million and $0.2 million for the respective three and nine month periods ended September 28, 2024, and zero and $1.0 million for the respective three and nine month periods ended September 30, 2023.

Franchisee stock purchase plan: All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low prices of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records mark-to-market expense when Snap-on’s period-end stock price is greater than the plan purchase price. There were 42,687 shares and 46,510 shares issued under this plan for the respective nine month periods ended September 28, 2024, and September 30, 2023. As of September 28, 2024, 136,049 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $4.5 million. Participants are able to withdraw from the plan at any time prior to the ending date and generally receive back all contributions made during the plan year. The company recognized mark-to-market expense of $0.1 million and $0.2 million for the respective three and nine month periods ended September 28, 2024, and zero and $1.6 million for the respective three and nine month periods ended September 30, 2023.

Note 13: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Weighted-average common shares outstanding	52,577,687	52,822,472	52,660,264	52,932,781
Effect of dilutive securities	825,262	1,079,707	863,023	1,057,822
Weighted-average common shares outstanding, assuming dilution	53,402,949	53,902,179	53,523,287	53,990,603

The dilutive effect of the potential exercise of outstanding stock options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of September 28, 2024, and September 30, 2023, there were no awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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
Snap-on’s product warranty accrual activity for the three and nine month periods ended September 28, 2024, and September 30, 2023, is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Warranty reserve:
Beginning of period	$15.2	$14.9	$14.7	$14.3
Additions	3.3	3.6	10.9	11.5
Usage	(3.5)	(3.9)	(10.6)	(11.2)
End of period	$15.0	$14.6	$15.0	$14.6

In the ordinary course of business, Snap-on is subject to legal disputes that are being litigated and/or settled. The accompanying Condensed Consolidated Statements of Earnings for the nine months ended September 28, 2024, include benefits in “Operating expenses” of $22.5 million for payments received associated with a legal matter; the final payments related to this matter were received in the three months ended June 29, 2024. Although it is not possible to predict the outcome of legal matters, management believes that the results of all legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 15: Leases

Lessee accounting: Supplemental balance sheet information related to leases as of September 28, 2024, and December 30, 2023, is as follows:

(Amounts in millions)	September 28, 2024	December 30, 2023
Finance leases:
Property and equipment - gross	$18.2	$19.1
Accumulated depreciation	(16.6)	(16.8)
Property and equipment - net	$1.6	$2.3

Other accrued liabilities	$0.8	$1.6
Other long-term liabilities	1.0	1.1
Total finance lease liabilities	$1.8	$2.7

Operating leases:
Operating lease right-of-use assets	$78.0	$74.7

Other accrued liabilities	$25.3	$23.8
Operating lease liabilities	57.1	54.6
Total operating lease liabilities	$82.4	$78.4

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
See Note 4 for additional information on finance and contract receivables.

Note 16: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest income	$15.2	$10.9	$42.3	$28.8
Net foreign exchange loss	(1.6)	(2.2)	(5.1)	(7.1)
Net periodic pension and postretirement benefits – non-service	6.8	9.4	20.2	28.2
Other	0.2	(0.1)	—	0.1
Total other income (expense) – net	$20.6	$18.0	$57.4	$50.0

Note 17: Accumulated Other Comprehensive Income (Loss)
Below is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended September 28, 2024:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of June 29, 2024	$(269.4)	$4.9	$(240.3)	$(504.8)
Other comprehensive income before reclassifications	79.0	—	—	79.0
Amounts reclassified from Accumulated OCI	—	(0.4)	1.5	1.1
Net other comprehensive income (loss)	79.0	(0.4)	1.5	80.1
Balance as of September 28, 2024	$(190.4)	$4.5	$(238.8)	$(424.7)
Below is a summary of net changes in Accumulated OCI by component and net of tax for the nine months ended September 28, 2024:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 30, 2023	$(211.8)	$5.7	$(243.4)	$(449.5)
Other comprehensive income before reclassifications	21.4	—	—	21.4
Amounts reclassified from Accumulated OCI	—	(1.2)	4.6	3.4
Net other comprehensive income (loss)	21.4	(1.2)	4.6	24.8
Balance as of September 28, 2024	$(190.4)	$4.5	$(238.8)	$(424.7)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended September 30, 2023:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of July 1, 2023	$(254.2)	$6.5	$(263.0)	$(510.7)
Other comprehensive loss before reclassifications	(52.3)	—	—	(52.3)
Amounts reclassified from Accumulated OCI	—	(0.4)	0.1	(0.3)
Net other comprehensive income (loss)	(52.3)	(0.4)	0.1	(52.6)
Balance as of September 30, 2023	$(306.5)	$6.1	$(262.9)	$(563.3)

Below is a summary of net changes in Accumulated OCI by component and net of tax for the nine months ended September 30, 2023:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 31, 2022	$(272.5)	$7.3	$(263.1)	$(528.3)
Other comprehensive loss before reclassifications	(34.0)	—	—	(34.0)
Amounts reclassified from Accumulated OCI	—	(1.2)	0.2	(1.0)
Net other comprehensive income (loss)	(34.0)	(1.2)	0.2	(35.0)
Balance as of September 30, 2023	$(306.5)	$6.1	$(262.9)	$(563.3)

The reclassifications out of Accumulated OCI for the three and nine month periods ended September 28, 2024, and September 30, 2023, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023	Statement of Earnings Presentation
Gains on cash flow hedges:
Treasury locks	$0.4	$0.4	$1.2	$1.2	Interest expense
Income tax expense	—	—	—	—	Income tax expense
Net of tax	0.4	0.4	1.2	1.2

Amortization of net unrecognized losses	$(2.0)	$(0.1)	$(6.0)	$(0.2)	See footnote below*
Income tax benefit	0.5	—	1.4	—	Income tax expense
Net of tax	(1.5)	(0.1)	(4.6)	(0.2)
Total reclassifications for the period, net of tax	$(1.1)	$0.3	$(3.4)	$1.0

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 10 and Note 11 for additional information.

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
Financial Data by Segment:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales:
Commercial & Industrial Group	$365.7	$366.4	$1,097.6	$1,094.4
Snap-on Tools Group	500.5	515.4	1,482.6	1,575.5
Repair Systems & Information Group	422.7	431.8	1,341.3	1,330.4
Segment net sales	1,288.9	1,313.6	3,921.5	4,000.3
Intersegment eliminations	(141.9)	(154.3)	(412.8)	(466.7)
Total net sales	1,147.0	1,159.3	3,508.7	3,533.6
Financial Services revenue	100.4	94.9	300.5	280.9
Total revenues	$1,247.4	$1,254.2	$3,809.2	$3,814.5
Operating earnings:
Commercial & Industrial Group	$61.0	$58.1	$178.6	$172.0
Snap-on Tools Group	108.3	113.4	340.4	382.8
Repair Systems & Information Group	107.3	104.9	333.8	319.9
Financial Services	71.7	69.4	210.2	202.6
Segment operating earnings	348.3	345.8	1,063.0	1,077.3
Corporate	(24.2)	(31.2)	(49.2)	(92.7)
Operating earnings	324.1	314.6	1,013.8	984.6
Interest expense	(12.5)	(12.4)	(37.3)	(37.4)
Other income (expense) – net	20.6	18.0	57.4	50.0
Earnings before income taxes	$332.2	$320.2	$1,033.9	$997.2

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(Amounts in millions)	September 28, 2024	December 30, 2023
Assets:
Commercial & Industrial Group	$1,293.0	$1,293.7
Snap-on Tools Group	986.2	941.8
Repair Systems & Information Group	1,661.3	1,680.0
Financial Services	2,505.4	2,430.0
Total assets from reportable segments	6,445.9	6,345.5
Corporate	1,602.5	1,285.0
Elimination of intersegment receivables	(95.1)	(85.6)
Total assets	$7,953.3	$7,544.9

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
RESULTS OF OPERATIONS
Results of operations for the three months ended September 28, 2024, and September 30, 2023, are as follows:

	Three Months Ended
(Amounts in millions)	September 28, 2024		September 30, 2023		Change
Net sales	$1,147.0	100.0%	$1,159.3	100.0%	$(12.3)	(1.1)%
Cost of goods sold	(559.2)	(48.8)%	(581.1)	(50.1)%	21.9	3.8%
Gross profit	587.8	51.2%	578.2	49.9%	9.6	1.7%
Operating expenses	(335.4)	(29.2)%	(333.0)	(28.7)%	(2.4)	(0.7)%
Operating earnings before financial services	252.4	22.0%	245.2	21.2%	7.2	2.9%

Financial services revenue	100.4	100.0%	94.9	100.0%	5.5	5.8%
Financial services expenses	(28.7)	(28.6)%	(25.5)	(26.9)%	(3.2)	(12.5)%
Operating earnings from financial services	71.7	71.4%	69.4	73.1%	2.3	3.3%

Operating earnings	324.1	26.0%	314.6	25.1%	9.5	3.0%
Interest expense	(12.5)	(1.0)%	(12.4)	(1.0)%	(0.1)	(0.8)%
Other income (expense) – net	20.6	1.7%	18.0	1.4%	2.6	14.4%
Earnings before income taxes	332.2	26.7%	320.2	25.5%	12.0	3.7%
Income tax expense	(74.7)	(6.1)%	(71.1)	(5.6)%	(3.6)	(5.1)%
Net earnings	257.5	20.6%	249.1	19.9%	8.4	3.4%
Net earnings attributable to noncontrolling interests	(6.4)	(0.5)%	(6.0)	(0.5)%	(0.4)	(6.7)%
Net earnings attributable to Snap-on Inc.	$251.1	20.1%	$243.1	19.4%	$8.0	3.3%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $1,147.0 million in the third quarter of 2024 represented a decrease of $12.3 million, or 1.1%, from 2023 levels, reflecting a $19.2 million, or 1.7%, organic decline and $0.3 million of unfavorable foreign currency translation, partially offset by $7.2 million of acquisition-related sales.
Gross profit of $587.8 million in the third quarter of 2024 compared to $578.2 million last year. Gross margin (gross profit as a percentage of net sales) in the quarter improved 130 basis points (100 basis points (“bps”) equals 1.0 percent) from the third quarter of 2023 primarily reflecting increased sales in higher-gross-margin businesses, benefits from the company’s “Rapid Continuous Improvement” or “RCI” initiatives, and lower material and other costs.
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
Operating expenses of $335.4 million in the third quarter of 2024 compared to $333.0 million last year. Operating expenses as a percentage of net sales rose 50 bps from 2023 primarily due to the lower sales volumes.
Operating earnings before financial services of $252.4 million in the third quarter of 2024 compared to $245.2 million in the third quarter of 2023. As a percentage of net sales, operating earnings before financial services were 22.0% compared to 21.2% last year.
Financial services revenue of $100.4 million in the third quarter of 2024 compared to $94.9 million last year. Financial services operating earnings of $71.7 million compared to $69.4 million in 2023.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating earnings of $324.1 million in the third quarter of 2024 compared to $314.6 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings were 26.0% in the quarter compared to 25.1% last year.
Interest expense in the third quarter of 2024 increased $0.1 million from last year. See Note 8 to the Condensed Consolidated Financial Statements for additional information on debt and credit facilities.
Other income (expense) – net primarily includes interest income, non-service components of net periodic benefit costs, and net gains and losses associated with hedging and currency exchange rate transactions. See Note 16 to the Condensed Consolidated Financial Statements for additional information on Other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on was 22.9% and 22.6% in the third quarters of 2024 and 2023, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information on income taxes.
Net earnings attributable to Snap-on of $251.1 million, or $4.70 per diluted share, in the third quarter of 2024 compared to $243.1 million, or $4.51 per diluted share, in the third quarter of 2023.
Results of operations for the nine months ended September 28, 2024, and September 30, 2023, are as follows:

	Nine Months Ended
(Amounts in millions)	September 28, 2024		September 30, 2023		Change
Net sales	$3,508.7	100.0%	$3,533.6	100.0%	$(24.9)	(0.7)%
Cost of goods sold	(1,726.9)	(49.2)%	(1,762.1)	(49.9)%	35.2	2.0%
Gross profit	1,781.8	50.8%	1,771.5	50.1%	10.3	0.6%
Operating expenses	(978.2)	(27.9)%	(989.5)	(28.0)%	11.3	1.1%
Operating earnings before financial services	803.6	22.9%	782.0	22.1%	21.6	2.8%

Financial services revenue	300.5	100.0%	280.9	100.0%	19.6	7.0%
Financial services expenses	(90.3)	(30.0)%	(78.3)	(27.9)%	(12.0)	(15.3)%
Operating earnings from financial services	210.2	70.0%	202.6	72.1%	7.6	3.8%

Operating earnings	1,013.8	26.6%	984.6	25.8%	29.2	3.0%
Interest expense	(37.3)	(1.0)%	(37.4)	(1.0)%	0.1	0.3%
Other income (expense) – net	57.4	1.5%	50.0	1.3%	7.4	14.8%
Earnings before income taxes	1,033.9	27.1%	997.2	26.1%	36.7	3.7%
Income tax expense	(229.2)	(6.0)%	(223.9)	(5.8)%	(5.3)	(2.4)%
Net earnings	804.7	21.1%	773.3	20.3%	31.4	4.1%
Net earnings attributable to noncontrolling interests	(18.9)	(0.5)%	(17.5)	(0.5)%	(1.4)	(8.0)%
Net earnings attributable to Snap-on Inc.	$785.8	20.6%	$755.8	19.8%	$30.0	4.0%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $3,508.7 million in the first nine months of 2024 represented a decrease of $24.9 million, or 0.7%, from 2023 levels, reflecting a $42.6 million, or 1.2%, organic decline and $3.5 million of unfavorable foreign currency translation, partially offset by $21.2 million of acquisition-related sales.
Gross profit of $1,781.8 million in the first nine months of 2024 compared to $1,771.5 million last year. Gross margin in the first nine months improved 70 bps from 2023 primarily due to benefits from the company’s RCI initiatives and lower material and other costs.
Operating expenses of $978.2 million in the first nine months of 2024, including a $22.5 million benefit for the final payments received associated with a legal matter in the first six months of 2024 (the “legal payments”), compared to $989.5 million last year. Operating expenses as a percentage of net sales improved 10 bps from 2023 primarily reflecting benefits from the legal payments, partially offset by the effects of lower sales volumes.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating earnings before financial services of $803.6 million in the first nine months of 2024, including a $22.5 million benefit from the legal payments, compared to $782.0 million in 2023. As a percentage of net sales, operating earnings before financial services were 22.9% compared to 22.1% last year.
Financial services revenue of $300.5 million in the first nine months of 2024 compared to $280.9 million last year. Financial services operating earnings of $210.2 million compared to $202.6 million in 2023.
Operating earnings of $1,013.8 million in the first nine months of 2024, including a $22.5 million benefit from the legal payments, compared to $984.6 million last year. As a percentage of revenues, operating earnings were 26.6% in the period compared to 25.8% last year.
Interest expense in the first nine months of 2024 decreased $0.1 million from last year. See Note 8 to the Condensed Consolidated Financial Statements for additional information on debt and credit facilities.
Other income (expense) – net primarily includes interest income, non-service components of net periodic benefit costs, and net gains and losses associated with hedging and currency exchange rate transactions. See Note 16 to the Condensed Consolidated Financial Statements for additional information on Other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on was 22.6% and 22.9% in the first nine months of 2024 and 2023, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information on income taxes.
Net earnings attributable to Snap-on of $785.8 million, or $14.69 per diluted share, in the first nine months of 2024, including a $17.5 million, or $0.32 per diluted share, after-tax benefit from the legal payments, compared to $755.8 million, or $14.00 per diluted share, in the first nine months of 2023.
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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	September 28, 2024		September 30, 2023		Change
External net sales	$288.7	78.9%	$280.5	76.6%	$8.2	2.9%
Intersegment net sales	77.0	21.1%	85.9	23.4%	(8.9)	(10.4)%
Segment net sales	365.7	100.0%	366.4	100.0%	(0.7)	(0.2)%
Cost of goods sold	(214.9)	(58.8)%	(223.4)	(61.0)%	8.5	3.8%
Gross profit	150.8	41.2%	143.0	39.0%	7.8	5.5%
Operating expenses	(89.8)	(24.5)%	(84.9)	(23.1)%	(4.9)	(5.8)%
Segment operating earnings	$61.0	16.7%	$58.1	15.9%	$2.9	5.0%
Segment net sales of $365.7 million in the third quarter of 2024 represented a decrease of $0.7 million, or 0.2%, from 2023 levels, reflecting a $7.8 million, or 2.1%, organic sales decline and $0.1 million of unfavorable foreign currency translation, partially offset by $7.2 million of acquisition-related sales. The organic decrease is primarily due to a double-digit reduction in the power tools operation and a mid single-digit decline in the European-based hand tools business, partially offset by a gain in sales to customers in critical industries, including a high single-digit increase in specialty torque.
Segment gross margin in the third quarter improved 220 bps from last year, primarily reflecting increased sales volumes in higher-gross-margin critical industry sectors, lower material and other costs, savings from the segment’s RCI initiatives, and 50 bps of benefits from acquisitions. These improvements were partially offset by 30 bps of unfavorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the third quarter rose 140 bps as compared to 2023 primarily due to increased personnel and other costs, and a 50 bps impact from acquisitions.
As a result of these factors, segment operating earnings of $61.0 million in the third quarter of 2024 compared to $58.1 million in 2023, an increase of $2.9 million or 5.0%. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 16.7% in the third quarter of 2024 compared to 15.9% in 2023.

	Nine Months Ended
(Amounts in millions)	September 28, 2024		September 30, 2023		Change
External net sales	$884.7	80.6%	$848.9	77.6%	$35.8	4.2%
Intersegment net sales	212.9	19.4%	245.5	22.4%	(32.6)	(13.3)%
Segment net sales	1,097.6	100.0%	1,094.4	100.0%	3.2	0.3%
Cost of goods sold	(644.8)	(58.7)%	(666.2)	(60.9)%	21.4	3.2%
Gross profit	452.8	41.3%	428.2	39.1%	24.6	5.7%
Operating expenses	(274.2)	(25.0)%	(256.2)	(23.4)%	(18.0)	(7.0)%
Segment operating earnings	$178.6	16.3%	$172.0	15.7%	$6.6	3.8%

Segment net sales of $1,097.6 million in the first nine months of 2024 represented an increase of $3.2 million, or 0.3%, from 2023 levels, reflecting $21.2 million of acquisition-related sales, partially offset by a $12.7 million, or 1.2%, organic sales decline and $5.3 million of unfavorable foreign currency translation. The organic decrease is primarily due to a double-digit reduction in the power tools operation and a mid single-digit decline in the European-based hand tools business, partially offset by a mid single-digit gain in sales to customers in critical industries.
Segment gross margin in the first nine months improved 220 bps from last year, primarily reflecting increased sales volumes in higher-gross-margin critical industry sectors, savings from the segment’s RCI initiatives, lower material and other costs, and 50 bps of benefits from acquisitions.
Segment operating expenses as a percentage of net sales in the first nine months rose 160 bps as compared to 2023 primarily due to increased personnel and other costs, and a 60 bps impact from acquisitions.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
As a result of these factors, segment operating earnings of $178.6 million in the first nine months of 2024 compared to $172.0 million in 2023, an increase of $6.6 million or 3.8%. Operating margin for the Commercial & Industrial Group of 16.3% in the first nine months of 2024 compared to 15.7% in 2023.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	September 28, 2024		September 30, 2023		Change
Segment net sales	$500.5	100.0%	$515.4	100.0%	$(14.9)	(2.9)%
Cost of goods sold	(264.0)	(52.7)%	(276.8)	(53.7)%	12.8	4.6%
Gross profit	236.5	47.3%	238.6	46.3%	(2.1)	(0.9)%
Operating expenses	(128.2)	(25.7)%	(125.2)	(24.3)%	(3.0)	(2.4)%
Segment operating earnings	$108.3	21.6%	$113.4	22.0%	$(5.1)	(4.5)%
Segment net sales of $500.5 million in the third quarter of 2024 represented a decrease of $14.9 million, or 2.9%, from 2023 levels, reflecting a $15.8 million, or 3.1%, organic sales decline, partially offset by $0.9 million of favorable foreign currency translation. The organic decrease is due to a mid single-digit decline in the U.S., partially offset by a low single-digit gain in the segment’s international operations.
Segment gross margin in the third quarter improved 100 bps from last year primarily due to lower material and other costs, and benefits from RCI initiatives.
Segment operating expenses as a percentage of net sales in the third quarter rose 140 bps as compared to 2023 primarily reflecting the lower sales volumes.
As a result of these factors, segment operating earnings of $108.3 million in the third quarter of 2024 compared to $113.4 million in 2023, a decrease of $5.1 million or 4.5%. Operating margin for the Snap-on Tools Group of 21.6% in the third quarter of 2024 compared to 22.0% last year.

	Nine Months Ended
(Amounts in millions)	September 28, 2024		September 30, 2023		Change
Segment net sales	$1,482.6	100.0%	$1,575.5	100.0%	$(92.9)	(5.9)%
Cost of goods sold	(769.8)	(51.9)%	(826.5)	(52.5)%	56.7	6.9%
Gross profit	712.8	48.1%	749.0	47.5%	(36.2)	(4.8)%
Operating expenses	(372.4)	(25.1)%	(366.2)	(23.2)%	(6.2)	(1.7)%
Segment operating earnings	$340.4	23.0%	$382.8	24.3%	$(42.4)	(11.1)%

Segment net sales of $1,482.6 million in the first nine months of 2024 represented a decrease of $92.9 million, or 5.9%, from 2023 levels, reflecting a $93.6 million, or 5.9%, organic sales decline, partially offset by $0.7 million of favorable foreign currency translation. The organic decrease is due to a high single-digit decline in the U.S., partially offset by a low single-digit gain in the segment’s international operations.
Segment gross margin in the first nine months improved 60 bps from last year primarily reflecting decreased sales of lower-gross-margin products.
Segment operating expenses as a percentage of net sales in the first nine months rose 190 bps as compared to 2023 primarily due to the lower sales volumes.
As a result of these factors, segment operating earnings of $340.4 million in the first nine months of 2024 compared to $382.8 million in 2023, a decrease of $42.4 million or 11.1%. Operating margin for the Snap-on Tools Group of 23.0% in the first nine months of 2024 compared to 24.3% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	September 28, 2024		September 30, 2023		Change
External net sales	$357.8	84.6%	$363.4	84.2%	$(5.6)	(1.5)%
Intersegment net sales	64.9	15.4%	68.4	15.8%	(3.5)	(5.1)%
Segment net sales	422.7	100.0%	431.8	100.0%	(9.1)	(2.1)%
Cost of goods sold	(222.2)	(52.6)%	(235.2)	(54.5)%	13.0	5.5%
Gross profit	200.5	47.4%	196.6	45.5%	3.9	2.0%
Operating expenses	(93.2)	(22.0)%	(91.7)	(21.2)%	(1.5)	(1.6)%
Segment operating earnings	$107.3	25.4%	$104.9	24.3%	$2.4	2.3%
Segment net sales of $422.7 million in the third quarter of 2024 represented a decrease of $9.1 million, or 2.1%, from 2023 levels, reflecting an $8.2 million, or 1.9%, organic sales decline and $0.9 million of unfavorable foreign currency translation. The organic decrease is due to a mid single-digit decline in sales of undercar equipment and a low single-digit reduction in activity with OEM dealerships, partially offset by a low single-digit gain in sales of diagnostic and information products to independent repair shop owners and managers.
Segment gross margin in the third quarter improved 190 bps from last year primarily reflecting increased sales of higher-gross-margin products.
Segment operating expenses as a percentage of net sales in the third quarter rose 80 bps from 2023 primarily due to the lower sales volumes and increased personnel and other costs.
As a result of these factors, segment operating earnings of $107.3 million in the third quarter of 2024 compared to $104.9 million in 2023, an increase of $2.4 million or 2.3%. Operating margin for the Repair Systems & Information Group of 25.4% in the third quarter of 2024 compared to 24.3% last year.

	Nine Months Ended
(Amounts in millions)	September 28, 2024		September 30, 2023		Change
External net sales	$1,141.4	85.1%	$1,109.2	83.4%	$32.2	2.9%
Intersegment net sales	199.9	14.9%	221.2	16.6%	(21.3)	(9.6)%
Segment net sales	1,341.3	100.0%	1,330.4	100.0%	10.9	0.8%
Cost of goods sold	(725.1)	(54.1)%	(736.1)	(55.3)%	11.0	1.5%
Gross profit	616.2	45.9%	594.3	44.7%	21.9	3.7%
Operating expenses	(282.4)	(21.0)%	(274.4)	(20.7)%	(8.0)	(2.9)%
Segment operating earnings	$333.8	24.9%	$319.9	24.0%	$13.9	4.3%

Segment net sales of $1,341.3 million in the first nine months of 2024 represented an increase of $10.9 million, or 0.8%, from 2023 levels, reflecting a $10.8 million, or 0.8%, organic sales gain and $0.1 million of favorable foreign currency translation. The organic improvement reflects a mid single-digit increase in activity with OEM dealerships, partially offset by low single-digit declines in both sales of undercar equipment and of diagnostic and information products to independent repair shop owners and managers.
Segment gross margin in the first nine months improved 120 bps from last year primarily due to savings from RCI initiatives, and lower material and other costs.
Segment operating expenses as a percentage of net sales in the first nine months rose 30 bps from 2023 primarily reflecting increased personnel and other costs.
As a result of these factors, segment operating earnings of $333.8 million in the first nine months of 2024 compared to $319.9 million in 2023, an increase of $13.9 million or 4.3%. Operating margin for the Repair Systems & Information Group of 24.9% in the first nine months of 2024 compared to 24.0% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Financial Services

	Three Months Ended
(Amounts in millions)	September 28, 2024		September 30, 2023		Change
Financial services revenue	$100.4	100.0%	$94.9	100.0%	$5.5	5.8%
Financial services expenses	(28.7)	(28.6)%	(25.5)	(26.9)%	(3.2)	(12.5)%
Segment operating earnings	$71.7	71.4%	$69.4	73.1%	$2.3	3.3%
Financial services revenue is generally dependent on the size of the average financial services portfolio during the period, as well as on the average yield on receivables. Financial services revenue of $100.4 million in the third quarter of 2024 increased $5.5 million, or 5.8%, from last year. In the third quarters of both 2024 and 2023, the average yield on finance receivables was 17.7%. In the third quarters of 2024 and 2023, the average yields on contract receivables were 9.1% and 8.8%, respectively. Originations of $288.0 million in the third quarter of 2024 represented a decrease of $17.2 million, or 5.6%, from 2023 levels.
Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses in the third quarter of 2024 increased primarily due to higher provisions for credit losses as compared to those recorded in the third quarter of 2023. As a percentage of the average financial services portfolio, expenses were 1.1% in the third quarters of both 2024 and 2023.
As a result of these factors, segment operating earnings of $71.7 million in the third quarter of 2024 compared to $69.4 million in 2023, an increase of $2.3 million, or 3.3%.

	Nine Months Ended
(Amounts in millions)	September 28, 2024		September 30, 2023		Change
Financial services revenue	$300.5	100.0%	$280.9	100.0%	$19.6	7.0%
Financial services expenses	(90.3)	(30.0)%	(78.3)	(27.9)%	(12.0)	(15.3)%
Segment operating earnings	$210.2	70.0%	$202.6	72.1%	$7.6	3.8%

Financial services revenue of $300.5 million in the first nine months of 2024 increased $19.6 million, or 7.0%, from last year. In the first nine months of both 2024 and 2023, the average yield on finance receivables was 17.7%. In the first nine months of 2024 and 2023, the average yields on contract receivables were 9.0% and 8.7%, respectively. Originations of $897.8 million in the first nine months of 2024 represented a decrease of $34.6 million, or 3.7%, from 2023 levels.
Financial services expenses in the first nine months of 2024 increased primarily due to higher provisions for credit losses as compared to those recorded last year. As a percentage of the average financial services portfolio, expenses were 3.6% and 3.3% in the respective first nine months of 2024 and 2023.
As a result of these factors, segment operating earnings of $210.2 million in the first nine months of 2024 compared to $202.6 million in 2023, an increase of $7.6 million, or 3.8%.
Corporate
Snap-on’s third quarter 2024 general corporate expenses of $24.2 million compared to $31.2 million last year. The year-over-year decrease primarily reflects lower performance-based compensation and other costs.
For the first nine months of 2024, general corporate expenses of $49.2 million compared to $92.7 million recorded in 2023. The year-over-year decrease primarily reflects benefits from the legal payments received in the first six months of 2024 and lower performance-based compensation and other costs.

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

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended September 28, 2024, and September 30, 2023, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$1,147.0	$1,159.3	$—	$—
Cost of goods sold	(559.2)	(581.1)	—	—
Gross profit	587.8	578.2	—	—
Operating expenses	(335.4)	(333.0)	—	—
Operating earnings before financial services	252.4	245.2	—	—

Financial services revenue	—	—	100.4	94.9
Financial services expenses	—	—	(28.7)	(25.5)
Operating earnings from financial services	—	—	71.7	69.4

Operating earnings	252.4	245.2	71.7	69.4
Interest expense	(12.5)	(12.4)	—	—
Intersegment interest income (expense) – net	16.8	16.1	(16.8)	(16.1)
Other income (expense) – net	20.6	17.9	—	0.1
Earnings before income taxes and equity earnings	277.3	266.8	54.9	53.4
Income tax expense	(62.0)	(57.3)	(12.7)	(13.8)
Earnings before equity earnings	215.3	209.5	42.2	39.6
Financial services – net earnings attributable to Snap-on	42.2	39.6	—	—
Net earnings	257.5	249.1	42.2	39.6
Net earnings attributable to noncontrolling interests	(6.4)	(6.0)	—	—
Net earnings attributable to Snap-on	$251.1	$243.1	$42.2	$39.6
* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the nine month periods ended September 28, 2024, and September 30, 2023, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$3,508.7	$3,533.6	$—	$—
Cost of goods sold	(1,726.9)	(1,762.1)	—	—
Gross profit	1,781.8	1,771.5	—	—
Operating expenses	(978.2)	(989.5)	—	—
Operating earnings before financial services	803.6	782.0	—	—

Financial services revenue	—	—	300.5	280.9
Financial services expenses	—	—	(90.3)	(78.3)
Operating earnings from financial services	—	—	210.2	202.6

Operating earnings	803.6	782.0	210.2	202.6
Interest expense	(37.3)	(37.4)	—	—
Intersegment interest income (expense) – net	50.6	47.9	(50.6)	(47.9)
Other income (expense) – net	57.3	49.8	0.1	0.2
Earnings before income taxes and equity earnings	874.2	842.3	159.7	154.9
Income tax expense	(189.3)	(183.8)	(39.9)	(40.1)
Earnings before equity earnings	684.9	658.5	119.8	114.8
Financial services – net earnings attributable to Snap-on	119.8	114.8	—	—
Net earnings	804.7	773.3	119.8	114.8
Net earnings attributable to noncontrolling interests	(18.9)	(17.5)	—	—
Net earnings attributable to Snap-on	$785.8	$755.8	$119.8	$114.8

* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheets information as of September 28, 2024, and December 30, 2023, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 28, 2024	December 30, 2023	September 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,313.2	$1,001.3	$0.1	$0.2
Intersegment receivables	18.3	15.7	—	—
Trade and other accounts receivable – net	795.8	790.6	0.6	0.7
Finance receivables – net	—	—	624.7	594.1
Contract receivables – net	4.7	5.5	117.4	115.3
Inventories – net	995.8	1,005.9	—	—
Prepaid expenses and other current assets	151.5	143.2	10.2	7.4
Total current assets	3,279.3	2,962.2	753.0	717.7

Property and equipment – net	545.9	536.5	2.4	2.8
Operating lease right-of-use assets	77.5	73.8	0.5	0.9
Investment in Financial Services	405.9	393.9	—	—
Deferred income tax assets	53.1	51.3	26.6	24.7
Intersegment long-term notes receivable	844.2	785.6	—	—
Long-term finance receivables – net	—	—	1,309.0	1,284.2
Long-term contract receivables – net	8.3	8.3	413.8	399.6
Goodwill	1,086.6	1,097.4	—	—
Other intangible assets – net	277.3	268.9	—	—
Pension assets	134.5	130.5	—	—
Other long-term assets	34.9	30.2	0.1	0.1
Total assets	$6,747.5	$6,338.6	$2,505.4	$2,430.0
* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	September 28, 2024	December 30, 2023	September 28, 2024	December 30, 2023
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$14.3	$15.6	$—	$—
Accounts payable	268.8	236.2	1.2	1.8
Intersegment payables	—	—	18.3	15.7
Accrued benefits	59.4	64.4	—	—
Accrued compensation	80.6	99.9	2.9	3.0
Franchisee deposits	79.2	73.3	—	—
Other accrued liabilities	434.8	432.2	28.5	27.4
Total current liabilities	937.1	921.6	50.9	47.9

Long-term debt and intersegment long-term debt	—	—	2,029.5	1,970.2
Deferred income tax liabilities	83.2	79.2	—	—
Retiree health care benefits	20.2	21.8	—	—
Pension liabilities	65.5	82.3	—	—
Operating lease liabilities	57.0	54.0	0.1	0.6
Other long-term liabilities	86.8	86.3	19.0	17.4
Total liabilities	1,249.8	1,245.2	2,099.5	2,036.1
Total shareholders’ equity attributable to Snap-on	5,475.0	5,071.3	405.9	393.9
Noncontrolling interests	22.7	22.1	—	—
Total equity	5,497.7	5,093.4	405.9	393.9
Total liabilities and equity	$6,747.5	$6,338.6	$2,505.4	$2,430.0
* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Liquidity and Capital Resources
Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for scheduled debt repayments, payments of interest and dividends, new receivables originated by our financial services businesses, capital expenditures, working capital, funding of pension plans, and share repurchases and acquisitions, if and as they arise.
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of October 11, 2024, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurance that financing will be available in the future on acceptable terms, or that its debt ratings will not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
Working capital (current assets less current liabilities) of $3,044.3 million as of September 28, 2024, represented an increase of $333.9 million from $2,710.4 million as of December 30, 2023 (fiscal 2023 year end), primarily as a result of the net changes discussed below.
The following represents the company’s working capital position as of September 28, 2024, and December 30, 2023:

(Amounts in millions)	September 28, 2024	December 30, 2023
Cash and cash equivalents	$1,313.3	$1,001.5
Trade and other accounts receivable – net	796.4	791.3
Finance receivables – net	624.7	594.1
Contract receivables – net	122.1	120.8
Inventories – net	995.8	1,005.9
Prepaid expenses and other current assets	148.4	138.4
Total current assets	4,000.7	3,652.0

Notes payable	(14.3)	(15.6)
Accounts payable	(270.0)	(238.0)
Other current liabilities	(672.1)	(688.0)
Total current liabilities	(956.4)	(941.6)
Working capital	$3,044.3	$2,710.4

Cash and cash equivalents of $1,313.3 million as of September 28, 2024, represented an increase of $311.8 million from 2023 year-end levels primarily due to: (i) $924.0 million of cash generated from operations; (ii) $629.3 million of cash from collections of finance receivables; and (iii) $61.6 million of cash proceeds from stock purchase plans and stock option exercises. These increases in cash and cash equivalents were partially offset by: (i) the funding of $731.3 million of new finance receivables; (ii) dividend payments to shareholders of $294.1 million; (iii) the repurchase of 637,000 shares of the company’s common stock for $177.5 million; and (iv) the funding of $65.4 million of capital expenditures.
Of the $1,313.3 million of cash and cash equivalents as of September 28, 2024, $507.7 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act (“Tax Act”) generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it can be accomplished in a tax efficient manner.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Trade and other accounts receivable – net of $796.4 million as of September 28, 2024, compared to $791.3 million as of December 30, 2023, an increase of $5.1 million primarily due to an increase in days sales outstanding, partially offset by $1.6 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months of sales, times 360 days) was 61 days for September 28, 2024, and 60 days for December 30, 2023.
The current portions of net finance and contract receivables of $746.8 million as of September 28, 2024, compared to $714.9 million at 2023 year end. The long-term portions of net finance and contract receivables of $1,731.1 million as of September 28, 2024, compared to $1,692.1 million at 2023 year end. The combined $70.9 million increase in net current and long-term finance and contract receivables over 2023 year-end levels is primarily due to net receivable originations and $4.9 million of foreign currency translation.
Inventories – net of $995.8 million as of September 28, 2024, decreased $10.1 million compared to $1,005.9 million as of December 30, 2023, primarily due to easing supply chain disruptions, partially offset by $0.8 million of foreign currency translation. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balances for the trailing 12 months) were 2.3 turns as of both September 28, 2024, and December 30, 2023. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 58% of total inventories as of September 28, 2024, and 59% of total inventories as of December 30, 2023. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $125.7 million and $115.9 million as of September 28, 2024, and December 30, 2023, respectively.
Notes payable of $14.3 million as of September 28, 2024, compared to $15.6 million as of 2023 year end.
Accounts payable of $270.0 million as of September 28, 2024, compared to $238.0 million as of December 30, 2023, an increase of $32.0 million primarily due to the timing of payments, partially offset by $1.2 million of foreign currency translation.
Other accrued liabilities of $450.0 million as of September 28, 2024, compared to $447.4 million as of 2023 year end, an increase of $2.6 million, including $0.3 million of foreign currency translation.
Long-term debt of $1,185.3 million as of September 28, 2024, consisted of: (i) $300 million of unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”); (ii) $400 million of unsecured 4.10% notes that mature on March 1, 2048 (the “2048 Notes”); and (iii) $500 million of 3.10% notes that mature on May 1, 2050 (“the 2050 Notes”), partially offset by $14.7 million of unamortized debt issuance costs and issuance discounts.
Snap-on has a $900 million multicurrency revolving credit facility that terminates on September 12, 2028 (the “Credit Facility”). The Credit Facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. No amounts were borrowed or outstanding under the Credit Facility during the nine months ended and as of September 28, 2024.
Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of September 28, 2024, the company’s consolidated cash balance, net of certain adjustments, exceeded consolidated debt resulting in actual ratios of (0.01) and (0.03), respectively. Both ratios are within the permitted ranges set forth in this financial covenant.
Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. As of September 28, 2024, there were no commercial paper issuances outstanding.

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
Operating Activities
Net cash provided by operating activities was $924.0 million and $857.3 million in the first nine months of 2024 and 2023, respectively. The $66.7 million year-over-year increase in net cash provided by operating activities primarily reflects a $23.7 million change in net operating assets and liabilities and a $31.4 million increase in net earnings.

Investing Activities
Net cash used by investing activities of $163.9 million in the first nine months of 2024 included additions to finance receivables of $731.3 million, partially offset by collections of $629.3 million. Net cash used by investing activities of $227.2 million in the first nine months of 2023 included additions to finance receivables of $779.8 million, partially offset by collections of $626.5 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics, and equipment products on an extended-term payment plan, with average payment terms of approximately four years.
Capital expenditures were $65.4 million and $73.9 million in the first nine months of 2024 and 2023, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and RCI.
Financing Activities
Net cash used by financing activities was $448.3 million in the first nine months of 2024 and $423.9 million in the first nine months of 2023. Proceeds from stock purchase plans and stock option exercises totaled $61.6 million and $94.5 million in the first nine months of 2024 and 2023, respectively. In the first nine months of 2024, Snap-on repurchased 637,000 shares of its common stock for $177.5 million under its previously announced share repurchase programs. In the first nine months of 2023, Snap-on repurchased 909,000 shares of its common stock for $233.8 million under its previously announced share repurchase programs. As of September 28, 2024, Snap-on had remaining availability to repurchase up to an additional $471.5 million in common stock pursuant to its Board’s authorizations. The repurchase of Snap-on common stock to offset dilution related to equity plan issuances or for other corporate purposes is at the company’s discretion, subject to prevailing financial and market conditions. Snap‑on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $294.1 million and $257.6 million in the first nine months of 2024 and 2023, respectively. On November 2, 2023, the Board increased the quarterly cash dividend by 14.8% to $1.86 per share ($7.44 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Critical Accounting Policies and Estimates
Snap-on’s critical accounting policies and estimates, which are discussed in its Annual Report on Form 10-K for the fiscal year ended December 30, 2023, have not materially changed since the report was filed.
Outlook
We believe that our markets and our operations possess and have demonstrated continuing and considerable resilience against the uncertainties of the current environment. For the remainder of 2024, Snap-on expects to make ongoing progress along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, we project that capital expenditures in 2024 will approximate $100 million, of which $65.4 million was incurred in the first nine months of the year.
Snap-on currently anticipates that its full-year 2024 effective income tax rate will be in the range of 22% to 23%.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the third quarter of 2024. Refer to Part II, Item 7A: Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 30, 2023 for further discussion.

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
The estimated maximum potential net one-day loss in fair value, calculated using the VAR model, as of September 28, 2024, was $9.9 million, consisting of a $10.0 million loss on interest rate-sensitive financial instruments and a $0.1 million gain on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2024. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 28, 2024, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
There has been no change in the company’s internal control over financial reporting during the quarter ended September 28, 2024, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the third quarter of fiscal 2024, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution related to equity plan issuances and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions, and pursuant to the Board’s authorizations that the company has publicly announced.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
6/30/2024 to 7/27/2024	16,000	$275.95	16,000	$268.6 million
7/28/2024 to 8/24/2024	94,000	$276.21	94,000	$497.9 million
8/25/2024 to 9/28/2024	105,000	$280.98	105,000	$471.5 million
Total/Average	215,000	$278.52	215,000	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of September 28, 2024, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $471.5 million.

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

•On November 4, 2021, the Board authorized the repurchase of up to $500 million of the company’s common stock (the “2021 Authorization”). On August 8, 2024, the Board authorized the repurchase of up to $500 million of the company’s common stock (the “2024 Authorization”). The 2024 Authorization replaced the 2021 Authorization (under which approximately $260 million remained as of the end of the second quarter of fiscal 2024) and, will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions by a counterparty in shares of Snap-on’s common stock during the third quarter of 2024 pursuant to a prepaid equity forward agreement (the “Agreement”) that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, the counterparty may purchase or sell shares of the company’s common stock for its account in the market or in privately negotiated transactions. At termination, the Agreement settles in cash and does not provide for Snap-on to purchase or repurchase its shares.

Period	Shares purchased (sold)	Average price per share
6/30/2024 to 7/27/2024	(800)	$271.41
7/28/2024 to 8/24/2024	—	—
8/25/2024 to 9/28/2024	400	$272.99
Total/Average	(400)	$271.94

Item 5: Other Information

In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, during the quarterly period ended September 28, 2024, no officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

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

SNAP-ON INCORPORATED
Date: October 17, 2024	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer