Form 10-Q
period 2025-06-28
Snap-on Inc
filed 2025-07-17
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 11, 2025
Common Stock, $1.00 par value	52,163,371 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$1,179.4	$1,179.4	$2,320.5	$2,361.7
Cost of goods sold	(583.9)	(582.1)	(1,146.5)	(1,167.7)
Gross profit	595.5	597.3	1,174.0	1,194.0
Operating expenses	(336.4)	(317.0)	(671.8)	(642.8)
Operating earnings before financial services	259.1	280.3	502.2	551.2

Financial services revenue	101.7	100.5	203.8	200.1
Financial services expenses	(33.5)	(30.3)	(65.3)	(61.6)
Operating earnings from financial services	68.2	70.2	138.5	138.5

Operating earnings	327.3	350.5	640.7	689.7
Interest expense	(12.3)	(12.3)	(24.7)	(24.8)
Other income (expense) – net	14.3	18.7	28.7	36.8
Earnings before income taxes	329.3	356.9	644.7	701.7
Income tax expense	(72.5)	(79.3)	(141.2)	(154.5)
Net earnings	256.8	277.6	503.5	547.2
Net earnings attributable to noncontrolling interests	(6.5)	(6.4)	(12.7)	(12.5)
Net earnings attributable to Snap-on Incorporated	$250.3	$271.2	$490.8	$534.7

Net earnings per share attributable to Snap-on Incorporated:
Basic	$4.80	$5.15	$9.38	$10.15
Diluted	4.72	5.07	9.24	9.98

Weighted-average shares outstanding:
Basic	52.2	52.7	52.3	52.7
Effect of dilutive securities	0.8	0.8	0.8	0.9
Diluted	53.0	53.5	53.1	53.6

Dividends declared per common share	$2.14	$1.86	$4.28	$3.72

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Comprehensive income (loss):
Net earnings	$256.8	$277.6	$503.5	$547.2
Other comprehensive income (loss):
Foreign currency translation	93.4	(12.8)	165.4	(57.6)
Reclassification of cash flow hedges to net earnings, net of tax	(0.4)	(0.4)	(0.8)	(0.8)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses	5.4	2.2	10.6	4.0
Income tax benefit	(1.4)	(0.5)	(2.7)	(0.9)
Net of tax	4.0	1.7	7.9	3.1
Total comprehensive income	353.8	266.1	676.0	491.9

Comprehensive income attributable to noncontrolling interests	(6.5)	(6.4)	(12.7)	(12.5)
Comprehensive income attributable to Snap-on Incorporated	$347.3	$259.7	$663.3	$479.4

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	June 28, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,458.3	$1,360.5
Trade and other accounts receivable – net	842.4	815.6
Finance receivables – net	629.2	610.3
Contract receivables – net	114.2	120.0
Inventories – net	997.7	943.4
Prepaid expenses and other current assets	177.8	139.6
Total current assets	4,219.6	3,989.4

Property and equipment:
Land	35.4	33.7
Buildings and improvements	469.3	462.6
Machinery, equipment and computer software	1,153.2	1,103.7
Property and equipment – gross	1,657.9	1,600.0
Accumulated depreciation	(1,100.1)	(1,057.4)
Property and equipment – net	557.8	542.6

Operating lease right-of-use assets	90.1	89.4
Deferred income tax assets	78.5	78.0
Long-term finance receivables – net	1,305.3	1,312.0
Long-term contract receivables – net	424.3	418.3
Goodwill	1,102.6	1,056.8
Other intangible assets – net	275.1	267.6
Pension assets	130.5	125.4
Other long-term assets	18.0	17.3
Total assets	$8,201.8	$7,896.8
See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	June 28, 2025	December 28, 2024
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$17.7	$13.7
Accounts payable	269.8	265.9
Accrued benefits	54.7	67.2
Accrued compensation	72.9	86.1
Franchisee deposits	72.1	70.9
Other accrued liabilities	454.3	457.7
Total current liabilities	941.5	961.5

Long-term debt	1,186.0	1,185.5
Deferred income tax liabilities	78.6	73.5
Retiree health care benefits	18.4	19.4
Pension liabilities	77.1	78.4
Operating lease liabilities	67.4	68.6
Other long-term liabilities	93.3	92.9
Total liabilities	2,462.3	2,479.8

Commitments and contingencies (Note 13)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,461,227 and 67,456,641 shares, respectively)	67.5	67.5
Additional paid-in capital	563.3	557.7
Retained earnings	7,850.5	7,584.3
Accumulated other comprehensive loss	(402.5)	(575.0)
Treasury stock at cost (15,299,662 and 15,074,968 shares, respectively)	(2,363.3)	(2,240.4)
Total shareholders’ equity attributable to Snap-on Incorporated	5,715.5	5,394.1
Noncontrolling interests	24.0	22.9
Total equity	5,739.5	5,417.0
Total liabilities and equity	$8,201.8	$7,896.8

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)

The following summarizes the changes in total equity for the three month period ended June 28, 2025:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 29, 2025	$67.5	$543.5	$7,712.4	$(499.5)	$(2,303.1)	$23.3	$5,544.1
Net earnings for the three months ended June 28, 2025	—	—	250.3	—	—	6.5	256.8
Other comprehensive income	—	—	—	97.0	—	—	97.0
Cash dividends – $2.14 per share	—	—	(111.8)	—	—	—	(111.8)
Stock compensation plans	—	19.8	—	—	18.8	—	38.6
Share repurchases – 250,000 shares	—	—	—	—	(79.0)	—	(79.0)
Other	—	—	(0.4)	—	—	(5.8)	(6.2)
Balance at June 28, 2025	$67.5	$563.3	$7,850.5	$(402.5)	$(2,363.3)	$24.0	$5,739.5

The following summarizes the changes in total equity for the six month period ended June 28, 2025:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 28, 2024	$67.5	$557.7	$7,584.3	$(575.0)	$(2,240.4)	$22.9	$5,417.0
Net earnings for the six months ended June 28, 2025	—	—	490.8	—	—	12.7	503.5
Other comprehensive income	—	—	—	172.5	—	—	172.5
Cash dividends – $4.28 per share	—	—	(224.0)	—	—	—	(224.0)
Stock compensation plans	—	5.6	—	—	43.3	—	48.9
Share repurchases – 510,000 shares	—	—	—	—	(166.2)	—	(166.2)
Other	—	—	(0.6)	—	—	(11.6)	(12.2)
Balance at June 28, 2025	$67.5	$563.3	$7,850.5	$(402.5)	$(2,363.3)	$24.0	$5,739.5

See Notes to Condensed Consolidated Financial Statements.

The following summarizes the changes in total equity for the three month period ended June 29, 2024:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 30, 2024	$67.5	$527.4	$7,113.1	$(493.3)	$(2,073.7)	$22.3	$5,163.3
Net earnings for the three months ended June 29, 2024	—	—	271.2	—	—	6.4	277.6
Other comprehensive loss	—	—	—	(11.5)	—	—	(11.5)
Cash dividends – $1.86 per share	—	—	(98.0)	—	—	—	(98.0)
Stock compensation plans	—	15.4	—	—	15.9	—	31.3
Share repurchases – 174,000 shares	—	—	—	—	(47.4)	—	(47.4)
Other	—	—	(0.3)	—	—	(6.1)	(6.4)
Balance at June 29, 2024	$67.5	$542.8	$7,286.0	$(504.8)	$(2,105.2)	$22.6	$5,308.9

The following summarizes the changes in total equity for the six month period ended June 29, 2024:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 30, 2023	$67.5	$545.5	$6,948.5	$(449.5)	$(2,040.7)	$22.1	$5,093.4
Net earnings for the six months ended June 29, 2024	—	—	534.7	—	—	12.5	547.2
Other comprehensive loss	—	—	—	(55.3)	—	—	(55.3)
Cash dividends – $3.72 per share	—	—	(196.2)	—	—	—	(196.2)
Stock compensation plans	—	(2.7)	—	—	53.1	—	50.4
Share repurchases – 422,000 shares	—	—	—	—	(117.6)	—	(117.6)
Other	—	—	(1.0)	—	—	(12.0)	(13.0)
Balance at June 29, 2024	$67.5	$542.8	$7,286.0	$(504.8)	$(2,105.2)	$22.6	$5,308.9

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
Operating activities:
Net earnings	$503.5	$547.2
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	36.8	36.4
Amortization of other intangible assets	11.6	12.7
Provisions for losses on finance receivables	36.5	35.4
Provisions for losses on non-finance receivables	9.7	11.8
Stock-based compensation expense	13.0	15.8
Deferred income tax provision (benefit)	0.1	(4.4)
Gain on sales of assets	—	(0.3)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	(12.1)	(20.8)
Contract receivables	4.7	(3.7)
Inventories	(18.4)	21.9
Prepaid expenses and other assets	(3.5)	(11.9)
Accounts payable	2.6	38.1
Accrued and other liabilities	(48.8)	(28.4)
Net cash provided by operating activities	535.7	649.8
Investing activities:
Additions to finance receivables	(462.4)	(504.2)
Collections of finance receivables	427.8	422.8
Capital expenditures	(42.6)	(45.0)
Disposals of property and equipment	0.6	1.6
Other	(1.4)	1.4
Net cash used by investing activities	(78.0)	(123.4)
Financing activities:
Net increase in other short-term borrowings	4.0	0.4
Cash dividends paid	(224.0)	(196.2)
Purchases of treasury stock	(166.2)	(117.6)
Proceeds from stock purchase plans and stock option exercises	45.2	51.7
Other	(23.5)	(30.4)
Net cash used by financing activities	(364.5)	(292.1)

Effect of exchange rate changes on cash and cash equivalents	4.6	(3.1)
Increase in cash and cash equivalents	97.8	231.2
Cash and cash equivalents at beginning of year	1,360.5	1,001.5
Cash and cash equivalents at end of period	$1,458.3	$1,232.7
Supplemental cash flow disclosures:
Cash paid for interest	$(22.1)	$(22.0)
Net cash paid for income taxes	(155.0)	(153.7)

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

The company’s 2025 fiscal second quarter ended on June 28, 2025, and its 2024 fiscal second quarter ended on June 29, 2024. The company’s 2025 and 2024 fiscal second quarters each contained 13 weeks of operating results. The company’s 2025 fiscal year, which ends on January 3, 2026, will contain 53 weeks of operating results, with the additional week occurring in the fourth quarter. The company’s 2024 fiscal year contained 52 weeks of operating results. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and six month periods ended June 28, 2025, and June 29, 2024, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively. The adoption of this ASU is not expected to have a material impact on Snap-on’s Condensed Consolidated Financial Statements.

Note 2: Revenue Recognition
Snap-on recognizes revenue from the sale of tools, diagnostics, equipment, and related services based on when control of the product passes to the customer or the service is provided and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Revenue Disaggregation: The following table shows the consolidated revenues by revenue source:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Revenue from contracts with customers	$1,170.9	$1,172.0	$2,304.2	$2,347.2
Other revenues	8.5	7.4	16.3	14.5
Total net sales	1,179.4	1,179.4	2,320.5	2,361.7
Financial services revenue	101.7	100.5	203.8	200.1
Total revenues	$1,281.1	$1,279.9	$2,524.3	$2,561.8

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
The following tables represent external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the Three Months Ended June 28, 2025
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$150.7	$425.4	$302.6	$—	$—	$878.7
Europe	78.0	39.0	68.7	—	—	185.7
All other	60.5	26.6	27.9	—	—	115.0
External net sales	289.2	491.0	399.2	—	—	1,179.4
Intersegment net sales	58.6	—	69.4	—	(128.0)	—
Total net sales	347.8	491.0	468.6	—	(128.0)	1,179.4
Financial services revenue	—	—	—	101.7	—	101.7
Total revenue	$347.8	$491.0	$468.6	$101.7	$(128.0)	$1,281.1

	For the Six Months Ended June 28, 2025
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$291.3	$820.5	$620.3	$—	$—	$1,732.1
Europe	155.1	80.6	127.9	—	—	363.6
All other	119.5	52.8	52.5	—	—	224.8
External net sales	565.9	953.9	800.7	—	—	2,320.5
Intersegment net sales	125.8	—	143.8	—	(269.6)	—
Total net sales	691.7	953.9	944.5	—	(269.6)	2,320.5
Financial services revenue	—	—	—	203.8	—	203.8
Total revenue	$691.7	$953.9	$944.5	$203.8	$(269.6)	$2,524.3

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

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables represent external net sales disaggregated by customer type:

	For the Three Months Ended June 28, 2025
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$20.5	$491.0	$399.2	$—	$—	$910.7
All other professionals	268.7	—	—	—	—	268.7
External net sales	289.2	491.0	399.2	—	—	1,179.4
Intersegment net sales	58.6	—	69.4	—	(128.0)	—
Total net sales	347.8	491.0	468.6	—	(128.0)	1,179.4
Financial services revenue	—	—	—	101.7	—	101.7
Total revenue	$347.8	$491.0	$468.6	$101.7	$(128.0)	$1,281.1

	For the Six Months Ended June 28, 2025
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$39.5	$953.9	$800.7	$—	$—	$1,794.1
All other professionals	526.4	—	—	—	—	526.4
External net sales	565.9	953.9	800.7	—	—	2,320.5
Intersegment net sales	125.8	—	143.8	—	(269.6)	—
Total net sales	691.7	953.9	944.5	—	(269.6)	2,320.5
Financial services revenue	—	—	—	203.8	—	203.8
Total revenue	$691.7	$953.9	$944.5	$203.8	$(269.6)	$2,524.3

	For the Three Months Ended June 29, 2024
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$21.0	$482.0	$392.4	$—	$—	$895.4
All other professionals	284.0	—	—	—	—	284.0
External net sales	305.0	482.0	392.4	—	—	1,179.4
Intersegment net sales	67.0	—	62.4	—	(129.4)	—
Total net sales	372.0	482.0	454.8	—	(129.4)	1,179.4
Financial services revenue	—	—	—	100.5	—	100.5
Total revenue	$372.0	$482.0	$454.8	$100.5	$(129.4)	$1,279.9

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
For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations. The remaining duration of these unsatisfied performance obligations range from one month up to 60 months. Snap-on had $197.7 million of long-term contracts that have fixed consideration that extends beyond one year as of June 28, 2025. Snap-on expects to recognize approximately 60% of these contracts as revenue by the end of fiscal 2026, an additional 35% by the end of fiscal 2028, and the balance thereafter.

Contract liabilities: Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance. The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities was $76.7 million and $63.8 million at June 28, 2025, and December 28, 2024, respectively. The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion of such liabilities is included in “Other long-term liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 28, 2025, Snap-on recognized $11.1 million and $48.1 million of revenue that was included in the contract liability balance at December 28, 2024, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.

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
The components of Snap-on’s trade and other accounts receivable as of June 28, 2025, and December 28, 2024, are as follows:

(Amounts in millions)	June 28, 2025	December 28, 2024
Trade and other accounts receivable	$882.7	$852.7
Allowances for credit losses	(40.3)	(37.1)
Total trade and other accounts receivable – net	$842.4	$815.6

The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for the three and six month periods ended June 28, 2025, and June 29, 2024:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Allowances for credit losses:
Beginning of period	$39.2	$35.9	$37.1	$34.9
Provisions for credit losses	3.2	6.6	8.1	10.9
Charge-offs	(3.0)	(5.6)	(6.3)	(8.6)
Recoveries	0.3	—	0.4	0.1
Currency translation	0.6	(0.4)	1.0	(0.8)
End of period	$40.3	$36.5	$40.3	$36.5

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s current finance and contract receivables as of June 28, 2025, and December 28, 2024, are as follows:

(Amounts in millions)	June 28, 2025	December 28, 2024
Finance installment receivables	$631.2	$616.0
Finance lease receivables, net of unearned finance charges of $8.4 million and $6.5 million, respectively	21.8	17.1
Total finance receivables	653.0	633.1

Contract installment receivables	54.6	61.7
Contract lease receivables, net of unearned finance charges of $22.1 million and $21.9 million, respectively	61.4	60.0
Total contract receivables	116.0	121.7
Total	769.0	754.8

Allowances for credit losses:
Finance installment receivables	(23.4)	(22.5)
Finance lease receivables	(0.4)	(0.3)
Total finance allowances for credit losses	(23.8)	(22.8)

Contract installment receivables	(0.9)	(0.9)
Contract lease receivables	(0.9)	(0.8)
Total contract allowances for credit losses	(1.8)	(1.7)
Total allowances for credit losses	(25.6)	(24.5)
Total current finance and contract receivables – net	$743.4	$730.3

Finance receivables – net	$629.2	$610.3
Contract receivables – net	114.2	120.0
Total current finance and contract receivables – net	$743.4	$730.3

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of June 28, 2025, and December 28, 2024, are as follows:

(Amounts in millions)	June 28, 2025	December 28, 2024
Finance installment receivables	$1,324.2	$1,337.5
Finance lease receivables, net of unearned finance charges of $7.3 million and $5.7 million, respectively	31.3	24.1
Total finance receivables	1,355.5	1,361.6

Contract installment receivables	229.6	223.0
Contract lease receivables, net of unearned finance charges of $36.0 million and $36.3 million, respectively	200.3	200.4
Total contract receivables	429.9	423.4
Total	1,785.4	1,785.0

Allowances for credit losses:
Finance installment receivables	(49.6)	(49.2)
Finance lease receivables	(0.6)	(0.4)
Total finance allowances for credit losses	(50.2)	(49.6)

Contract installment receivables	(3.4)	(3.3)
Contract lease receivables	(2.2)	(1.8)
Total contract allowances for credit losses	(5.6)	(5.1)
Total allowances for credit losses	(55.8)	(54.7)
Total long-term finance and contract receivables – net	$1,729.6	$1,730.3

Finance receivables – net	$1,305.3	$1,312.0
Contract receivables – net	424.3	418.3
Total long-term finance and contract receivables – net	$1,729.6	$1,730.3

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
The amortized cost basis of finance and contract receivables by origination year as of June 28, 2025, and charge-offs recorded in the six months ended June 28, 2025, by origination year, are as follows:

(Amounts in millions)	2025	2024	2023	2022	2021	Prior	Total
Finance receivables:
Delinquent	$4.8	$27.6	$17.5	$7.4	$3.1	$1.7	$62.1
Non-delinquent	824.8	715.7	276.3	95.1	27.5	7.0	1,946.4
Total finance receivables	$829.6	$743.3	$293.8	$102.5	$30.6	$8.7	$2,008.5

Finance receivables charge-offs	$0.2	$15.4	$12.7	$5.9	$2.4	$3.9	$40.5

Contract receivables:
Delinquent	$0.1	$1.2	$1.1	$0.8	$0.2	$0.1	$3.5
Non-delinquent	101.1	164.7	112.9	72.7	43.7	47.3	542.4
Total contract receivables	$101.2	$165.9	$114.0	$73.5	$43.9	$47.4	$545.9

Contract receivables charge-offs	$—	$0.1	$0.4	$0.3	$0.2	$0.4	$1.4
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For both finance and contract receivables, write-offs include the uncollectable principal amount of the receivable as well as the uncollectable accrued interest, net of repossessions. For finance receivables only, write-offs are partially offset by recourse from franchisees. Recovered principal and interest previously written off are recorded through the allowances for credit losses and increase the allowances. Absent a repossession, finance receivables are typically written off when an account reaches 120 days past due. Repossessed accounts are typically written off within 60 days of asset repossession. Contract receivables related to equipment leases are generally written off when an account becomes 150 days past due, while contract receivables related to franchise finance and van leases are generally written off no later than when the receivable becomes 180 days past the asset return date. For finance and contract receivables, customer bankruptcies are generally written off upon notification that the associated debt is not being reaffirmed or, in any event, no later than when the receivable becomes 180 days past due. Changes to the allowances for credit losses are maintained through adjustments to the provisions for credit losses.
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
The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and six month periods ended June 28, 2025, and June 29, 2024:

	Three Months Ended June 28, 2025		Six Months Ended June 28, 2025
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$73.1	$7.3	$72.4	$6.8
Provisions for credit losses	18.3	0.7	36.5	1.6
Charge-offs	(20.5)	(0.8)	(40.5)	(1.4)
Recoveries	2.9	0.2	5.3	0.3
Currency translation	0.2	—	0.3	0.1
End of period	$74.0	$7.4	$74.0	$7.4

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 29, 2024		Six Months Ended June 29, 2024
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$69.8	$6.8	$67.8	$6.7
Provisions for credit losses	17.2	0.3	35.4	0.9
Charge-offs	(18.7)	(0.4)	(37.0)	(1.0)
Recoveries	2.8	0.1	5.0	0.2
Currency translation	—	—	(0.1)	—
End of period	$71.1	$6.8	$71.1	$6.8

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
It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables. The amount and number of finance and contract receivable modifications as of June 28, 2025, and December 28, 2024, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aging of finance and contract receivables as of June 28, 2025, and December 28, 2024, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
June 28, 2025:
Finance receivables	$23.2	$14.1	$24.8	$62.1	$1,946.4	$2,008.5	$21.0
Contract receivables	1.7	1.0	0.8	3.5	542.4	545.9	0.1

December 28, 2024:
Finance receivables	$26.6	$14.8	$26.7	$68.1	$1,926.6	$1,994.7	$23.0
Contract receivables	0.9	0.5	1.0	2.4	542.7	545.1	0.2
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
The amount of finance and contract receivables on nonaccrual status as of June 28, 2025, and December 28, 2024, is as follows:

(Amounts in millions)	June 28, 2025	December 28, 2024
Finance receivables	$12.7	$11.3
Contract receivables	2.7	2.5

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	June 28, 2025	December 28, 2024
Finished goods	$878.4	$840.1
Work in progress	76.8	72.5
Raw materials	167.7	153.2
Total FIFO value	1,122.9	1,065.8
Excess of current cost over LIFO cost	(125.2)	(122.4)
Total inventories – net	$997.7	$943.4

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 62% and 57% of total inventories as of June 28, 2025, and December 28, 2024, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of June 28, 2025, approximately 40% of the company’s U.S. inventory was accounted for using the FIFO method and 60% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and six month periods ended June 28, 2025, and June 29, 2024.

Note 5: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the six months ended June 28, 2025, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 28, 2024	$315.6	$12.4	$728.8	$1,056.8
Currency translation	29.1	—	16.7	45.8
Balance as of June 28, 2025	$344.7	$12.4	$745.5	$1,102.6

Additional disclosures related to other intangible assets are as follows:

	June 28, 2025			December 28, 2024
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets:
Customer relationships	$79.3	$(31.6)	$47.7	$84.2	$(35.1)	$49.1
Developed technology	26.6	(24.6)	2.0	26.6	(23.1)	3.5
Internally developed software	185.7	(141.2)	44.5	179.6	(135.6)	44.0
Patents	52.4	(22.4)	30.0	49.8	(21.4)	28.4
Trademarks	4.1	(2.7)	1.4	3.8	(2.5)	1.3
Other	6.3	(3.0)	3.3	6.1	(2.9)	3.2
Total	354.4	(225.5)	128.9	350.1	(220.6)	129.5
Non-amortized trademarks	146.2	—	146.2	138.1	—	138.1
Total other intangible assets	$500.6	$(225.5)	$275.1	$488.2	$(220.6)	$267.6

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2025, the results of which did not result in any impairment. Provisions for the impairment of goodwill and/or other intangible assets could arise in a future period due to significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, changes in key personnel or litigation, a sustained decrease in share price and/or other events. As of June 28, 2025, the company had no accumulated impairment losses.
The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	14
Developed technology	5
Internally developed software	6
Patents	15
Trademarks	9
Other	39
The weighted-average amortization period for all amortizable intangible assets on a combined basis is 12 years. Intangible asset renewal costs are expensed as incurred.
The aggregate amortization expense was $5.9 million and $11.6 million for the respective three and six month periods ended June 28, 2025, and $6.4 million and $12.7 million for the respective three and six month periods ended June 29, 2024. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $22.7 million in 2025, $18.8 million in 2026, $16.2 million in 2027, $12.7 million in 2028, $8.4 million in 2029, and $8.2 million in 2030.

Note 6: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 22.3% and 22.4% in the first six months of fiscal 2025 and 2024, respectively.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7: Short-term and Long-term Debt
Short-term and long-term debt as of June 28, 2025, and December 28, 2024, consisted of the following:

(Amounts in millions)	June 28, 2025	December 28, 2024
3.25% unsecured notes due 2027	$300.0	$300.0
4.10% unsecured notes due 2048	400.0	400.0
3.10% unsecured notes due 2050	500.0	500.0
Other debt*	3.7	(0.8)
Total debt	1,203.7	1,199.2

Less: notes payable	(17.7)	(13.7)
Total long-term debt	$1,186.0	$1,185.5

*	Includes unamortized debt issuance costs and issuance discounts.
Snap-on has a $900 million multicurrency revolving credit facility that terminates on September 12, 2028 (the “Credit Facility”). The Credit Facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. No amounts were borrowed or outstanding under the Credit Facility during the six months ended and as of June 28, 2025.
Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of June 28, 2025, the company’s consolidated cash balance, net of certain adjustments, exceeded consolidated debt resulting in actual ratios of (0.03) and (0.11), respectively. Both ratios are within the permitted ranges set forth in this financial covenant.
Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. As of June 28, 2025, there were no commercial paper issuances outstanding.

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
Interest rate swaps: Snap-on may enter into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The change in the fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets. There were no outstanding interest rate swaps as of both June 28, 2025, and December 28, 2024.
Treasury locks: Snap-on may use treasury locks to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI for derivative instruments that are designated and qualify as cash flow hedges. Upon the issuance of debt, the related amount in Accumulated OCI is released over the term of the debt and recognized as an adjustment to interest expense on the Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of both June 28, 2025, and December 28, 2024. See Note 15 for additional information on Other income (expense) – net.

Stock-based deferred compensation risk management: Snap-on manages market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap‑on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of June 28, 2025, and December 28, 2024, Snap‑on had equity forwards in place intended to manage market risk with respect to 72,500 shares and 68,100 shares, respectively, of Snap-on common stock associated with its deferred compensation plans.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	June 28, 2025		December 28, 2024
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,934.5	$2,203.0	$1,922.3	$2,180.9
Contract receivables – net	538.5	579.0	538.3	569.5
Long-term debt and notes payable	1,203.7	951.7	1,199.2	944.2
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

Note 9: Pension Plans
Snap-on’s net periodic pension benefit included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost	$4.7	$5.0	$9.8	$10.0
Interest cost	16.5	16.4	33.1	32.8
Expected return on plan assets	(22.8)	(25.3)	(45.8)	(50.8)
Amortization of unrecognized loss	5.7	2.5	11.2	4.6
Net periodic pension cost (benefit)	$4.1	$(1.4)	$8.3	$(3.4)
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Postretirement Health Care Plans
Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest cost	$0.5	$0.4	$0.9	$0.9
Expected return on plan assets	(0.2)	(0.1)	(0.3)	(0.3)
Amortization of unrecognized gain	(0.3)	(0.3)	(0.6)	(0.6)
Net periodic postretirement health care cost	$—	$—	$—	$—

The components of net periodic postretirement health care cost, other than the service cost component, are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on Other income (expense) – net.

Note 11: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance share units (“PSUs”), stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). As of June 28, 2025, the 2011 Plan had 1,718,543 shares available for future grants. The company uses treasury stock to deliver shares under the 2011 Plan.
Net stock-based compensation expense was $8.5 million and $13.0 million for the respective three and six month periods ended June 28, 2025, and $6.0 million and $15.8 million for the respective three and six month periods ended June 29, 2024. Cash received from stock purchase plans and stock option exercises totaled $26.9 million and $45.2 million during the respective three and six month periods ended June 28, 2025, and $23.4 million and $51.7 million during the respective three and six month periods ended June 29, 2024. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $2.2 million and $10.5 million for the respective three and six month periods ended June 28, 2025, and $1.4 million and $11.1 million for the respective three and six month periods ended June 29, 2024.

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
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the six month periods ended June 28, 2025, and June 29, 2024, using the Black-Scholes valuation model:

	Six Months Ended
	June 28, 2025	June 29, 2024
Expected term of stock option (in years)	4.57	4.90
Expected volatility factor	23.86%	23.63%
Expected dividend yield	2.52%	2.76%
Risk-free interest rate	4.36%	4.30%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of stock option activity as of and for the six months ended June 28, 2025:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 28, 2024	1,670	$190.73
Granted	202	339.73
Exercised	(153)	170.63
Forfeited or expired	(14)	276.77
Outstanding at June 28, 2025	1,705	209.48	5.4	$178.9
Exercisable at June 28, 2025	1,299	181.06	4.3	168.9

*	Weighted-average
The weighted-average grant date fair value of stock options granted during the respective six month periods ended June 28, 2025, and June 29, 2024, was $70.62 and $55.07. The intrinsic value of stock options exercised was $8.9 million and $24.6 million during the respective three and six month periods ended June 28, 2025, and $5.6 million and $22.7 million during the respective three and six month periods ended June 29, 2024. The fair value of stock options vested was $10.4 million and $9.5 million during the respective six month periods ended June 28, 2025, and June 29, 2024.

As of June 28, 2025, there was $20.7 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.
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
The fair value of PSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of PSUs granted during the six month periods ended June 28, 2025, and June 29, 2024, was $339.73 and $269.00, respectively. PSUs related to 62,171 shares and 137,096 shares were paid out during the six month periods ended June 28, 2025, and June 29, 2024, respectively. Earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
Changes to the company’s non-vested PSUs during the six months ended June 28, 2025, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested PSUs at December 28, 2024	113	$257.95
Granted	41	339.73
Performance assumption change **	(26)	254.75
Vested	—	—
Cancellations and other	(1)	262.45
Non-vested PSUs at June 28, 2025	127	285.20

*	Weighted-average
**	Reflects the number of PSUs adjusted based on performance metrics.
As of June 28, 2025, there was $19.1 million of unrecognized compensation cost related to non-vested PSUs that are expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Restricted stock units: RSUs are earned and expensed using the fair value of the award over the contractual term of three years. Vesting of the RSUs is dependent upon continued employment over the three-year cliff vesting period.
The fair value of RSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of RSUs granted during the six month periods ended June 28, 2025, and June 29, 2024, was $339.73 and $269.00, respectively.
Changes to the company’s non-vested RSUs during the six months ended June 28, 2025, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested RSUs at December 28, 2024	70	$242.63
Granted	18	339.73
Vested	(24)	212.05
Cancellations and other	—	—
Non-vested RSUs at June 28, 2025	64	282.12

*	Weighted-average

As of June 28, 2025, there was $9.6 million of unrecognized compensation cost related to non-vested RSUs that are expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.
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
The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the six month periods ended June 28, 2025, and June 29, 2024, using the Black-Scholes valuation model:

	Six Months Ended
	June 28, 2025	June 29, 2024
Expected term of stock-settled SARs (in years)	4.11	4.20
Expected volatility factor	23.79%	23.80%
Expected dividend yield	2.52%	2.77%
Risk-free interest rate	4.39%	4.22%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of stock-settled SARs as of and for the six months ended June 28, 2025:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 28, 2024	311	$207.64
Granted	60	339.73
Exercised	(14)	179.80
Forfeited or expired	(25)	223.01
Outstanding at June 28, 2025	332	231.59	6.5	$28.1
Exercisable at June 28, 2025	216	194.16	5.2	25.3

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the six month periods ended June 28, 2025, and June 29, 2024, was $68.11 and $52.12, respectively. The intrinsic value of stock-settled SARs exercised was $0.2 million and $2.2 million during the respective three and six month periods ended June 28, 2025, and $0.1 million and $1.4 million during the respective three and six month periods ended June 29, 2024. The fair value of stock-settled SARs vested was $2.8 million and $2.3 million during the respective six month periods ended June 28, 2025, and June 29, 2024.
As of June 28, 2025, there was $5.7 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.
The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the six month periods ended June 28, 2025, and June 29, 2024, using the Black-Scholes valuation model:

	Six Months Ended
	June 28, 2025	June 29, 2024
Expected term of cash-settled SARs (in years)	3.78	3.88
Expected volatility factor	24.67%	23.54%
Expected dividend yield	2.75%	2.85%
Risk-free interest rate	3.83%	4.52%
The intrinsic value of cash-settled SARs exercised was zero for both the three and six month periods ended June 28, 2025, and June 29, 2024. The fair value of cash-settled SARs vested was $0.1 million for both the six month periods ended June 28, 2025, and June 29, 2024.
Changes to the company’s non-vested cash-settled SARs during the six months ended June 28, 2025, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at December 28, 2024	2	$108.41
Granted	1	47.85
Vested	(1)	81.69
Non-vested cash-settled SARs at June 28, 2025	2	59.67

*	Weighted-average

As of June 28, 2025, there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Restricted stock awards – non-employee directors: The company awarded 4,437 shares and 5,391 shares of restricted stock to non-employee directors for the respective six month periods ended June 28, 2025, and June 29, 2024. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions on the restricted stock awards generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

Employee stock purchase plan: Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low prices of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records compensation expense when Snap-on’s period-end stock price is greater than the plan purchase price. There were 24,680 shares and 21,798 shares issued under this plan for the respective six month periods ended June 28, 2025, and June 29, 2024. As of June 28, 2025, 505,119 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $0.5 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was $0.1 million and $0.4 million for the respective three and six month periods ended June 28, 2025. The company recognized a $0.2 million compensation benefit and $0.1 million of compensation expense for plan participants during the respective three and six month periods ended June 29, 2024.

Franchisee stock purchase plan: All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low prices of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records mark-to-market expense when Snap-on’s period-end stock price is greater than the plan purchase price. There were 43,518 shares and 42,687 shares issued under this plan for the respective six month periods ended June 28, 2025, and June 29, 2024. As of June 28, 2025, 92,531 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $1.3 million. Participants are able to withdraw from the plan at any time prior to the ending date and generally receive back all contributions made during the plan year. The company recognized mark-to-market expense of zero and $0.2 million for the respective three and six month periods ended June 28, 2025, and a $0.6 million mark-to-market benefit and $0.1 million of mark-to-market expense during the respective three and six month periods ended June 29, 2024.

Note 12: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Weighted-average common shares outstanding	52,211,679	52,661,542	52,285,656	52,701,553
Effect of dilutive securities	798,954	834,342	861,297	881,904
Weighted-average common shares outstanding, assuming dilution	53,010,633	53,495,884	53,146,953	53,583,457

The dilutive effect of the potential exercise of outstanding stock options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of June 28, 2025, there were 257,592 awards outstanding that were anti-dilutive. As of June 29, 2024, there were no awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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
Snap-on’s product warranty accrual activity for the three and six month periods ended June 28, 2025, and June 29, 2024, is as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Warranty reserve:
Beginning of period	$15.4	$14.9	$15.2	$14.7
Additions	3.7	3.6	7.2	7.6
Usage	(3.7)	(3.3)	(7.0)	(7.1)
End of period	$15.4	$15.2	$15.4	$15.2

In the ordinary course of business, Snap-on is subject to legal disputes that are being litigated and/or settled. The accompanying Condensed Consolidated Statements of Earnings for the three and six months ended June 29, 2024, include benefits in “Operating expenses” of $11.2 million and $22.5 million, respectively, for the final payments received associated with a legal matter. Although it is not possible to predict the outcome of legal matters, management believes that the results of all legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 14: Leases

Lessee accounting: Supplemental balance sheet information related to leases as of June 28, 2025, and December 28, 2024, is as follows:

(Amounts in millions)	June 28, 2025	December 28, 2024
Finance leases:
Property and equipment – gross	$2.4	$17.0
Accumulated depreciation	(0.8)	(15.5)
Property and equipment – net	$1.6	$1.5

Other accrued liabilities	$0.5	$0.5
Other long-term liabilities	1.2	1.0
Total finance lease liabilities	$1.7	$1.5

Operating leases:
Operating lease right-of-use assets	$90.1	$89.4

Other accrued liabilities	$27.7	$25.0
Operating lease liabilities	67.4	68.6
Total operating lease liabilities	$95.1	$93.6

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
See Note 3 for additional information on finance and contract receivables.

Note 15: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest income	$14.1	$14.2	$28.0	$27.1
Net foreign exchange loss	(0.4)	(1.5)	(1.0)	(3.5)
Net periodic pension and postretirement benefits – non-service	0.6	6.4	1.5	13.4
Other	—	(0.4)	0.2	(0.2)
Total other income (expense) – net	$14.3	$18.7	$28.7	$36.8

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Accumulated Other Comprehensive Income (Loss)
Below is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended June 28, 2025:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of March 29, 2025	$(248.6)	$3.6	$(254.5)	$(499.5)
Other comprehensive income before reclassifications	93.4	—	—	93.4
Amounts reclassified from Accumulated OCI	—	(0.4)	4.0	3.6
Net other comprehensive income (loss)	93.4	(0.4)	4.0	97.0
Balance as of June 28, 2025	$(155.2)	$3.2	$(250.5)	$(402.5)
Below is a summary of net changes in Accumulated OCI by component and net of tax for the six months ended June 28, 2025:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 28, 2024	$(320.6)	$4.0	$(258.4)	$(575.0)
Other comprehensive income before reclassifications	165.4	—	—	165.4
Amounts reclassified from Accumulated OCI	—	(0.8)	7.9	7.1
Net other comprehensive income (loss)	165.4	(0.8)	7.9	172.5
Balance as of June 28, 2025	$(155.2)	$3.2	$(250.5)	$(402.5)

Below is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended June 29, 2024:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of March 30, 2024	$(256.6)	$5.3	$(242.0)	$(493.3)
Other comprehensive loss before reclassifications	(12.8)	—	—	(12.8)
Amounts reclassified from Accumulated OCI	—	(0.4)	1.7	1.3
Net other comprehensive income (loss)	(12.8)	(0.4)	1.7	(11.5)
Balance as of June 29, 2024	$(269.4)	$4.9	$(240.3)	$(504.8)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of net changes in Accumulated OCI by component and net of tax for the six months ended June 29, 2024:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 30, 2023	$(211.8)	$5.7	$(243.4)	$(449.5)
Other comprehensive loss before reclassifications	(57.6)	—	—	(57.6)
Amounts reclassified from Accumulated OCI	—	(0.8)	3.1	2.3
Net other comprehensive income (loss)	(57.6)	(0.8)	3.1	(55.3)
Balance as of June 29, 2024	$(269.4)	$4.9	$(240.3)	$(504.8)

The reclassifications out of Accumulated OCI for the three and six month periods ended June 28, 2025, and June 29, 2024, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	Statement of Earnings Presentation
Gains on cash flow hedges:
Treasury locks	$0.4	$0.4	$0.8	$0.8	Interest expense
Income tax expense	—	—	—	—	Income tax expense
Net of tax	0.4	0.4	0.8	0.8

Amortization of net unrecognized losses:	$(5.4)	$(2.2)	$(10.6)	$(4.0)	See footnote below*
Income tax benefit	1.4	0.5	2.7	0.9	Income tax expense
Net of tax	(4.0)	(1.7)	(7.9)	(3.1)
Total reclassifications for the period, net of tax	$(3.6)	$(1.3)	$(7.1)	$(2.3)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 9 and Note 10 for additional information.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment:

	Three Months Ended June 28, 2025
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial	Total
(Amounts in millions)	Group	Group	Group	Services	Segments
External net sales	$289.2	$491.0	$399.2	$—	$1,179.4
Intersegment net sales	58.6	—	69.4	—	128.0
Segment net sales	347.8	491.0	468.6	—	1,307.4
Segment cost of goods sold	(208.6)	(253.8)	(249.5)	—	(711.9)
Segment gross profit	139.2	237.2	219.1	—	595.5
Financial services revenue	—	—	—	101.7	101.7
Segment operating and financial services expenses
Personnel	(55.8)	(46.8)	(64.9)	(9.1)
Shipping and handling costs	(7.6)	(19.9)	—	—
Depreciation and amortization	(1.6)	(1.9)	(4.5)	(0.2)
Provisions for credit losses	—	—	—	(19.0)
Other segment expenses*	(27.3)	(51.9)	(29.9)	(5.2)
Total segment operating and financial services expenses	(92.3)	(120.5)	(99.3)	(33.5)	(345.6)
Segment operating earnings	$46.9	$116.7	$119.8	$68.2	$351.6

Reconciliation of segment net sales to total net sales and total revenues:
Segment net sales					$1,307.4
Intersegment eliminations					(128.0)
Total net sales					1,179.4
Financial services revenue					101.7
Total revenues					$1,281.1

Reconciliation of segment cost of goods sold to cost of goods sold:
Segment cost of goods sold					$(711.9)
Intersegment eliminations					128.0
Cost of goods sold					$(583.9)

Reconciliation of segment operating earnings to operating earnings and earnings before income taxes:
Segment operating earnings					$351.6
Corporate operating expenses					(24.3)
Operating earnings					327.3
Interest expense					(12.3)
Other income (expense) – net					14.3
Earnings before income taxes					$329.3

*	Other segment expenses primarily include:
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment (continued):

	Six Months Ended June 28, 2025
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial	Total
(Amounts in millions)	Group	Group	Group	Services	Segments
External net sales	$565.9	$953.9	$800.7	$—	$2,320.5
Intersegment net sales	125.8	—	143.8	—	269.6
Segment net sales	691.7	953.9	944.5	—	2,590.1
Segment cost of goods sold	(406.0)	(502.2)	(507.9)	—	(1,416.1)
Segment gross profit	285.7	451.7	436.6	—	1,174.0
Financial services revenue	—	—	—	203.8	203.8
Segment operating and financial services expenses
Personnel	(111.7)	(95.2)	(130.0)	(17.9)
Shipping and handling costs	(15.1)	(38.4)	—	—
Depreciation and amortization	(3.4)	(3.7)	(9.0)	(0.4)
Provisions for credit losses	—	—	—	(38.1)
Other segment expenses*	(55.4)	(105.3)	(55.7)	(8.9)
Total segment operating and financial services expenses	(185.6)	(242.6)	(194.7)	(65.3)	(688.2)
Segment operating earnings	$100.1	$209.1	$241.9	$138.5	$689.6

Reconciliation of segment net sales to total net sales and total revenues:
Segment net sales					$2,590.1
Intersegment eliminations					(269.6)
Total net sales					2,320.5
Financial services revenue					203.8
Total revenues					$2,524.3

Reconciliation of segment cost of goods sold to cost of goods sold:
Segment cost of goods sold					$(1,416.1)
Intersegment eliminations					269.6
Cost of goods sold					$(1,146.5)

Reconciliation of segment operating earnings to operating earnings and earnings before income taxes:
Segment operating earnings					$689.6
Corporate operating expenses					(48.9)
Operating earnings					640.7
Interest expense					(24.7)
Other income (expense) – net					28.7
Earnings before income taxes					$644.7

*	Other segment expenses primarily include:
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment (continued):

	Three Months Ended June 29, 2024
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial	Total
(Amounts in millions)	Group	Group	Group	Services	Segments
External net sales	$305.0	$482.0	$392.4	$—	$1,179.4
Intersegment net sales	67.0	—	62.4	—	129.4
Segment net sales	372.0	482.0	454.8	—	1,308.8
Segment cost of goods sold	(216.7)	(246.8)	(248.0)	—	(711.5)
Segment gross profit	155.3	235.2	206.8	—	597.3
Financial services revenue	—	—	—	100.5	100.5
Segment operating and financial services expenses
Personnel	(54.6)	(45.9)	(63.1)	(8.5)
Shipping and handling costs	(7.4)	(21.6)	—	—
Depreciation and amortization	(2.0)	(1.8)	(5.2)	(0.2)
Provisions for credit losses	—	—	—	(17.5)
Other segment expenses*	(29.1)	(51.1)	(24.9)	(4.1)
Total segment operating and financial services expenses	(93.1)	(120.4)	(93.2)	(30.3)	(337.0)
Segment operating earnings	$62.2	$114.8	$113.6	$70.2	$360.8

Reconciliation of segment net sales to total net sales and total revenues:
Segment net sales					$1,308.8
Intersegment eliminations					(129.4)
Total net sales					1,179.4
Financial services revenue					100.5
Total revenues					$1,279.9

Reconciliation of segment cost of goods sold to cost of goods sold:
Segment cost of goods sold					$(711.5)
Intersegment eliminations					129.4
Cost of goods sold					$(582.1)

Reconciliation of segment operating earnings to operating earnings and earnings before income taxes:
Segment operating earnings					$360.8
Corporate operating expenses					(10.3)
Operating earnings					350.5
Interest expense					(12.3)
Other income (expense) – net					18.7
Earnings before income taxes					$356.9

*	Other segment expenses primarily include:
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment (continued):

	Six Months Ended June 29, 2024
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial	Total
(Amounts in millions)	Group	Group	Group	Services	Segments
External net sales	$596.0	$982.1	$783.6	$—	$2,361.7
Intersegment net sales	135.9	—	135.0	—	270.9
Segment net sales	731.9	982.1	918.6	—	2,632.6
Segment cost of goods sold	(429.9)	(505.8)	(502.9)	—	(1,438.6)
Segment gross profit	302.0	476.3	415.7	—	1,194.0
Financial services revenue	—	—	—	200.1	200.1
Segment operating and financial services expenses
Personnel	(109.7)	(95.1)	(127.3)	(17.2)
Shipping and handling costs	(13.5)	(44.2)	—	—
Depreciation and amortization	(4.1)	(3.7)	(10.6)	(0.5)
Provisions for credit losses	—	—	—	(36.3)
Other segment expenses*	(57.1)	(101.2)	(51.3)	(7.6)
Total segment operating and financial services expenses	(184.4)	(244.2)	(189.2)	(61.6)	(679.4)
Segment operating earnings	$117.6	$232.1	$226.5	$138.5	$714.7

Reconciliation of segment net sales to total net sales and total revenues:
Segment net sales					$2,632.6
Intersegment eliminations					(270.9)
Total net sales					2,361.7
Financial services revenue					200.1
Total revenues					$2,561.8

Reconciliation of segment cost of goods sold to cost of goods sold:
Segment cost of goods sold					$(1,438.6)
Intersegment eliminations					270.9
Cost of goods sold					$(1,167.7)

Reconciliation of segment operating earnings to operating earnings and earnings before income taxes:
Segment operating earnings					$714.7
Corporate operating expenses					(25.0)
Operating earnings					689.7
Interest expense					(24.8)
Other income (expense) – net					36.8
Earnings before income taxes					$701.7

*	Other segment expenses primarily include:
Commercial & Industrial Group - shared service allocations; technology, travel and marketing expenses.
Snap-on Tools Group - franchisee support costs, shared service allocations and technology expenses.
Repair Systems & Information Group - technology, travel, professional fee and marketing expenses; shared service allocations.
Financial Services - customer support and technology expenses.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment (continued):

(Amounts in millions)	June 28, 2025	December 28, 2024
Assets:
Commercial & Industrial Group	$1,303.7	$1,230.8
Snap-on Tools Group	965.7	937.5
Repair Systems & Information Group	1,759.8	1,695.5
Financial Services	2,508.0	2,491.9
Total assets from reportable segments	6,537.2	6,355.7
Corporate	1,744.4	1,633.0
Elimination of intersegment receivables	(79.8)	(91.9)
Total assets	$8,201.8	$7,896.8

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
Recent Developments
As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, the company’s business is subject to risks related to, among other factors, tariffs and other trade protection measures put in the place by the United States or other countries, as well as U.S. international trade relations, including those with China, Canada and the European Union. Starting in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries and multiple nations countered with reciprocal tariffs and other actions in response. The U.S. government continues to negotiate with other countries regarding the tariffs. While the company is relatively advantaged in the tariff environment, generally manufacturing products in the markets where they are sold, its costs can be affected by trade policies. In that regard, in the second quarter of 2025, Snap-on mitigated the effects of incremental tariffs.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
RESULTS OF OPERATIONS
Results of operations for the three months ended June 28, 2025, and June 29, 2024, are as follows:

	Three Months Ended
(Amounts in millions)	June 28, 2025		June 29, 2024		Change
Net sales	$1,179.4	100.0%	$1,179.4	100.0%	$—	—%
Cost of goods sold	(583.9)	(49.5)%	(582.1)	(49.4)%	(1.8)	(0.3)%
Gross profit	595.5	50.5%	597.3	50.6%	(1.8)	(0.3)%
Operating expenses	(336.4)	(28.5)%	(317.0)	(26.8)%	(19.4)	(6.1)%
Operating earnings before financial services	259.1	22.0%	280.3	23.8%	(21.2)	(7.6)%

Financial services revenue	101.7	100.0%	100.5	100.0%	1.2	1.2%
Financial services expenses	(33.5)	(32.9)%	(30.3)	(30.1)%	(3.2)	(10.6)%
Operating earnings from financial services	68.2	67.1%	70.2	69.9%	(2.0)	(2.8)%

Operating earnings	327.3	25.5%	350.5	27.4%	(23.2)	(6.6)%
Interest expense	(12.3)	(1.0)%	(12.3)	(1.0)%	—	—%
Other income (expense) – net	14.3	1.2%	18.7	1.5%	(4.4)	(23.5)%
Earnings before income taxes	329.3	25.7%	356.9	27.9%	(27.6)	(7.7)%
Income tax expense	(72.5)	(5.7)%	(79.3)	(6.2)%	6.8	8.6%
Net earnings	256.8	20.0%	277.6	21.7%	(20.8)	(7.5)%
Net earnings attributable to noncontrolling interests	(6.5)	(0.5)%	(6.4)	(0.5)%	(0.1)	(1.6)%
Net earnings attributable to Snap-on Inc.	$250.3	19.5%	$271.2	21.2%	$(20.9)	(7.7)%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $1,179.4 million in the second quarter of 2025 were unchanged from 2024 levels, reflecting an $8.6 million, or 0.7%, organic decline, offset by $8.6 million of favorable foreign currency translation.
Gross profit of $595.5 million in the second quarter of 2025 compared to $597.3 million last year. Gross margin (gross profit as a percentage of net sales) in the quarter decreased 10 basis points (100 basis points (“bps”) equals 1.0 percent) from the second quarter of 2024 primarily reflecting 50 bps of unfavorable foreign currency effects, partially offset by benefits from the company’s “Rapid Continuous Improvement” or “RCI” initiatives.
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
Operating expenses of $336.4 million in the second quarter of 2025 compared to $317.0 million last year, which included an $11.2 million benefit for the final payments received in 2024 associated with a legal matter (the “legal payments”). Operating expenses as a percentage of net sales rose 170 bps from last year primarily due to a 100 bps non-recurring benefit from the legal payments in 2024, and increased personnel and other costs.
Operating earnings before financial services of $259.1 million in the second quarter of 2025 compared to $280.3 million in 2024, which included an $11.2 million benefit from the legal payments. As a percentage of net sales, operating earnings before financial services were 22.0% compared to 23.8% last year, which included a 100 bps benefit from the legal payments.
Financial services revenue of $101.7 million in the second quarter of 2025 compared to $100.5 million last year. Financial services operating earnings of $68.2 million compared to $70.2 million in 2024.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating earnings of $327.3 million in the second quarter of 2025 compared to $350.5 million in 2024, which included an $11.2 million benefit from the legal payments. As a percentage of revenues (net sales plus financial services revenue), operating earnings were 25.5% in the quarter compared to 27.4% last year, which included a 90 bps benefit from the legal payments.
Interest expense was $12.3 million in the second quarters of both 2025 and 2024. See Note 7 to the Condensed Consolidated Financial Statements for additional information on debt and credit facilities.
Other income (expense) – net primarily includes interest income, non-service components of net periodic benefit costs, and net gains and losses associated with hedging and currency exchange rate transactions. In the second quarter of 2025, other income (expense) – net included $5.8 million of increased year-over-year non-service net periodic benefit costs, primarily reflecting higher amortization of actuarial losses. See Note 15 to the Condensed Consolidated Financial Statements for additional information on Other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on was 22.5% and 22.6% in the second quarters of 2025 and 2024, respectively. See Note 6 to the Condensed Consolidated Financial Statements for additional information on income taxes.
Net earnings attributable to Snap-on of $250.3 million, or $4.72 per diluted share, in the second quarter of 2025 compared to $271.2 million, or $5.07 per diluted share, in the second quarter of 2024, which included an $8.7 million, or $0.16 per diluted share, after-tax benefit from the legal payments.
Results of operations for the six months ended June 28, 2025, and June 29, 2024, are as follows:

	Six Months Ended
(Amounts in millions)	June 28, 2025		June 29, 2024		Change
Net sales	$2,320.5	100.0%	$2,361.7	100.0%	$(41.2)	(1.7)%
Cost of goods sold	(1,146.5)	(49.4)%	(1,167.7)	(49.4)%	21.2	1.8%
Gross profit	1,174.0	50.6%	1,194.0	50.6%	(20.0)	(1.7)%
Operating expenses	(671.8)	(29.0)%	(642.8)	(27.3)%	(29.0)	(4.5)%
Operating earnings before financial services	502.2	21.6%	551.2	23.3%	(49.0)	(8.9)%

Financial services revenue	203.8	100.0%	200.1	100.0%	3.7	1.8%
Financial services expenses	(65.3)	(32.0)%	(61.6)	(30.8)%	(3.7)	(6.0)%
Operating earnings from financial services	138.5	68.0%	138.5	69.2%	—	—%

Operating earnings	640.7	25.4%	689.7	26.9%	(49.0)	(7.1)%
Interest expense	(24.7)	(1.0)%	(24.8)	(0.9)%	0.1	0.4%
Other income (expense) – net	28.7	1.1%	36.8	1.4%	(8.1)	(22.0)%
Earnings before income taxes	644.7	25.5%	701.7	27.4%	(57.0)	(8.1)%
Income tax expense	(141.2)	(5.6)%	(154.5)	(6.0)%	13.3	8.6%
Net earnings	503.5	19.9%	547.2	21.4%	(43.7)	(8.0)%
Net earnings attributable to noncontrolling interests	(12.7)	(0.5)%	(12.5)	(0.5)%	(0.2)	(1.6)%
Net earnings attributable to Snap-on Inc.	$490.8	19.4%	$534.7	20.9%	$(43.9)	(8.2)%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $2,320.5 million in the first six months of 2025 represented a decrease of $41.2 million, or 1.7%, from 2024 levels, reflecting a $35.9 million, or 1.5%, organic decline and $5.3 million of unfavorable foreign currency translation.
Gross profit of $1,174.0 million in the first six months of 2025 compared to $1,194.0 million last year. Gross margin in the first six months was unchanged from 2024 primarily reflecting 20 bps of unfavorable foreign currency offset by benefits from the company’s RCI initiatives.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating expenses of $671.8 million in the first six months of 2025 compared to $642.8 million last year, which included a $22.5 million benefit from the legal payments. Operating expenses as a percentage of net sales rose 170 bps from last year primarily due to a 90 bps benefit from the legal payments in 2024, the effects of lower sales volumes and increased personnel and other costs, partially offset by savings from RCI initiatives.
Operating earnings before financial services of $502.2 million in the first six months of 2025 compared to $551.2 million in 2024, which included a $22.5 million benefit from the legal payments. As a percentage of net sales, operating earnings before financial services were 21.6% compared to 23.3% last year, which included a 90 bps benefit from the legal payments.
Financial services revenue of $203.8 million in the first six months of 2025 compared to $200.1 million last year. Financial services operating earnings of $138.5 million were unchanged from the first six months of 2024.
Operating earnings of $640.7 million in the first six months of 2025 compared to $689.7 million in 2024, which included a $22.5 million benefit from the legal payments. As a percentage of revenues, operating earnings were 25.4% in the period compared to 26.9% last year, which included a 90 bps benefit from the legal payments.
Interest expense in the first six months of 2025 decreased $0.1 million from last year. See Note 7 to the Condensed Consolidated Financial Statements for additional information on debt and credit facilities.
Other income (expense) – net primarily includes interest income, non-service components of net periodic benefit costs, and net gains and losses associated with hedging and currency exchange rate transactions. In the first six months of 2025, other income (expense) – net included $11.9 million of increased year-over-year non-service net periodic benefit costs, primarily reflecting higher amortization of actuarial losses. See Note 15 to the Condensed Consolidated Financial Statements for additional information on Other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on was 22.3% and 22.4% in the first six months of 2025 and 2024, respectively. See Note 6 to the Condensed Consolidated Financial Statements for additional information on income taxes.
Net earnings attributable to Snap-on of $490.8 million, or $9.24 per diluted share, in the first six months of 2025 compared to $534.7 million, or $9.98 per diluted share, in the first six months of 2024, which included a $17.5 million, or $0.32 per diluted share, after-tax benefit from the legal payments.
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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	June 28, 2025		June 29, 2024		Change
External net sales	$289.2	83.2%	$305.0	82.0%	$(15.8)	(5.2)%
Intersegment net sales	58.6	16.8%	67.0	18.0%	(8.4)	(12.5)%
Segment net sales	347.8	100.0%	372.0	100.0%	(24.2)	(6.5)%
Segment cost of goods sold	(208.6)	(60.0)%	(216.7)	(58.3)%	8.1	3.7%
Segment gross profit	139.2	40.0%	155.3	41.7%	(16.1)	(10.4)%
Segment operating expenses	(92.3)	(26.5)%	(93.1)	(25.0)%	0.8	0.9%
Segment operating earnings	$46.9	13.5%	$62.2	16.7%	$(15.3)	(24.6)%
Segment net sales of $347.8 million in the second quarter of 2025 represented a decrease of $24.2 million, or 6.5%, from 2024 levels, reflecting a $28.7 million, or 7.6%, organic sales decline, partially offset by $4.5 million of favorable foreign currency translation. The organic reduction includes double-digit decreases in the segment’s Asia Pacific and European-based hand tools businesses, and a mid single-digit decline in activity with customers in critical industries, partially offset by a high single-digit rise in the specialty torque operation.
Segment gross margin in the second quarter decreased 170 bps from last year primarily due to lower sales volumes and 50 bps of unfavorable foreign currency effects, partially offset by savings from the segment’s RCI initiatives.
Segment operating expenses as a percentage of net sales in the second quarter rose 150 bps as compared to 2024 primarily reflecting the impact of lower sales volumes, as well as increased personnel and other costs.
As a result of these factors, segment operating earnings of $46.9 million in the second quarter of 2025 compared to $62.2 million in 2024. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 13.5% in the second quarter of 2025 compared to 16.7% in 2024.

	Six Months Ended
(Amounts in millions)	June 28, 2025		June 29, 2024		Change
External net sales	$565.9	81.8%	$596.0	81.4%	$(30.1)	(5.1)%
Intersegment net sales	125.8	18.2%	135.9	18.6%	(10.1)	(7.4)%
Segment net sales	691.7	100.0%	731.9	100.0%	(40.2)	(5.5)%
Cost of goods sold	(406.0)	(58.7)%	(429.9)	(58.7)%	23.9	5.6%
Gross profit	285.7	41.3%	302.0	41.3%	(16.3)	(5.4)%
Operating expenses	(185.6)	(26.8)%	(184.4)	(25.2)%	(1.2)	(0.7)%
Segment operating earnings	$100.1	14.5%	$117.6	16.1%	$(17.5)	(14.9)%

Segment net sales of $691.7 million in the first six months of 2025 represented a decrease of $40.2 million, or 5.5%, from 2024 levels, reflecting a $39.1 million, or 5.4%, organic sales decline and $1.1 million of unfavorable foreign currency translation. The organic decline includes mid single-digit decreases in activity with customers in critical industries and in the European-based hand tools business, and a high single-digit reduction in the segment’s Asia Pacific operations, partially offset by a mid single-digit increase in specialty torque.
Segment gross margin in the first six months was unchanged from last year primarily reflecting the reduced sales volumes and 30 bps of unfavorable currency effects, offset by lower material and other costs, and savings from the segment’s RCI initiatives.
Segment operating expenses as a percentage of net sales in the first six months rose 160 bps as compared to 2024 primarily due to the impact of lower sales volumes, and increased personnel and other costs.
As a result of these factors, segment operating earnings of $100.1 million in the first six months of 2025 compared to $117.6 million in 2024. Operating margin for the Commercial & Industrial Group of 14.5% in the first six months of 2025 compared to 16.1% in 2024.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	June 28, 2025		June 29, 2024		Change
Segment net sales	$491.0	100.0%	$482.0	100.0%	$9.0	1.9%
Segment cost of goods sold	(253.8)	(51.7)%	(246.8)	(51.2)%	(7.0)	(2.8)%
Segment gross profit	237.2	48.3%	235.2	48.8%	2.0	0.9%
Segment operating expenses	(120.5)	(24.5)%	(120.4)	(25.0)%	(0.1)	(0.1)%
Segment operating earnings	$116.7	23.8%	$114.8	23.8%	$1.9	1.7%
Segment net sales of $491.0 million in the second quarter of 2025 represented an increase of $9.0 million, or 1.9%, from 2024 levels, reflecting a $7.8 million, or 1.6%, organic sales gain and $1.2 million of favorable foreign currency translation. The organic improvement is due to a low single-digit rise in the U.S., while activity in the segment’s international operations was essentially flat.
Segment gross margin in the second quarter decreased 50 bps from last year primarily due to 40 bps of unfavorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the second quarter improved 50 bps as compared to 2024 primarily reflecting the higher sales volumes.
As a result of these factors, segment operating earnings of $116.7 million in the second quarter of 2025 compared to $114.8 million in 2024. Operating margin for the Snap-on Tools Group of 23.8% in the second quarter of 2025 was unchanged from last year.

	Six Months Ended
(Amounts in millions)	June 28, 2025		June 29, 2024		Change
Segment net sales	$953.9	100.0%	$982.1	100.0%	$(28.2)	(2.9)%
Cost of goods sold	(502.2)	(52.6)%	(505.8)	(51.5)%	3.6	0.7%
Gross profit	451.7	47.4%	476.3	48.5%	(24.6)	(5.2)%
Operating expenses	(242.6)	(25.5)%	(244.2)	(24.9)%	1.6	0.7%
Segment operating earnings	$209.1	21.9%	$232.1	23.6%	$(23.0)	(9.9)%

Segment net sales of $953.9 million in the first six months of 2025 represented a decrease of $28.2 million, or 2.9%, from 2024 levels, reflecting a $25.8 million, or 2.6%, organic sales decline and $2.4 million of unfavorable foreign currency translation. The organic reduction is due to a low single-digit decrease in the U.S., partially offset by a low single-digit gain in the segment’s international operations.
Segment gross margin in the first six months decreased 110 bps from last year primarily due to a year-over-year shift in product mix, as well as a result of the reduced volumes.
Segment operating expenses as a percentage of net sales in the first six months rose 60 bps as compared to 2024 primarily reflecting the lower sales volumes.
As a result of these factors, segment operating earnings of $209.1 million in the first six months of 2025 compared to $232.1 million in 2024. Operating margin for the Snap-on Tools Group of 21.9% in the first six months of 2025 compared to 23.6% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	June 28, 2025		June 29, 2024		Change
External net sales	$399.2	85.2%	$392.4	86.3%	$6.8	1.7%
Intersegment net sales	69.4	14.8%	62.4	13.7%	7.0	11.2%
Segment net sales	468.6	100.0%	454.8	100.0%	13.8	3.0%
Segment cost of goods sold	(249.5)	(53.2)%	(248.0)	(54.5)%	(1.5)	(0.6)%
Segment gross profit	219.1	46.8%	206.8	45.5%	12.3	5.9%
Segment operating expenses	(99.3)	(21.2)%	(93.2)	(20.5)%	(6.1)	(6.5)%
Segment operating earnings	$119.8	25.6%	$113.6	25.0%	$6.2	5.5%
Segment net sales of $468.6 million in the second quarter of 2025 represented an increase of $13.8 million, or 3.0%, from 2024 levels, reflecting a $10.7 million, or 2.3%, organic sales gain and $3.1 million of favorable foreign currency translation. The organic improvement includes a double-digit increase in activity with OEM dealerships and a high single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers, partially offset by a high single-digit decline in sales of undercar equipment.
Segment gross margin in the second quarter improved 130 bps from last year primarily reflecting increased sales of higher-gross-margin products and benefits from the segment’s RCI initiatives, partially offset by higher material and other costs, and 40 bps of unfavorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the second quarter rose 70 bps from 2024 primarily due to increased personnel and other costs.
As a result of these factors, segment operating earnings of $119.8 million in the second quarter of 2025 compared to $113.6 million in 2024. Operating margin for the Repair Systems & Information Group of 25.6% in the second quarter of 2025 compared to 25.0% last year.

	Six Months Ended
(Amounts in millions)	June 28, 2025		June 29, 2024		Change
External net sales	$800.7	84.8%	$783.6	85.3%	$17.1	2.2%
Intersegment net sales	143.8	15.2%	135.0	14.7%	8.8	6.5%
Segment net sales	944.5	100.0%	918.6	100.0%	25.9	2.8%
Cost of goods sold	(507.9)	(53.8)%	(502.9)	(54.7)%	(5.0)	(1.0)%
Gross profit	436.6	46.2%	415.7	45.3%	20.9	5.0%
Operating expenses	(194.7)	(20.6)%	(189.2)	(20.6)%	(5.5)	(2.9)%
Segment operating earnings	$241.9	25.6%	$226.5	24.7%	$15.4	6.8%

Segment net sales of $944.5 million in the first six months of 2025 represented an increase of $25.9 million, or 2.8%, from 2024 levels, reflecting a $27.7 million, or 3.0%, organic sales gain, partially offset by $1.8 million of unfavorable foreign currency translation. The organic improvement includes a double-digit increase in activity with OEM dealerships and a mid single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers, partially offset by a mid single-digit decline in sales of undercar equipment.
Segment gross margin in the first six months improved 90 bps from last year primarily due to increased sales of higher-gross-margin products and benefits from the segment’s RCI initiatives, partially offset by higher material and other costs, and 20 bps of unfavorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the first six months was unchanged from 2024 primarily reflecting the effects of higher sales volumes and savings from RCI initiatives, offset by increased personnel and other costs.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
As a result of these factors, segment operating earnings of $241.9 million in the first six months of 2025 compared to $226.5 million in 2024. Operating margin for the Repair Systems & Information Group of 25.6% in the first six months of 2025 compared to 24.7% last year.
Financial Services

	Three Months Ended
(Amounts in millions)	June 28, 2025		June 29, 2024		Change
Financial services revenue	$101.7	100.0%	$100.5	100.0%	$1.2	1.2%
Financial services expenses	(33.5)	(32.9)%	(30.3)	(30.1)%	(3.2)	(10.6)%
Segment operating earnings	$68.2	67.1%	$70.2	69.9%	$(2.0)	(2.8)%
Financial services revenue is generally dependent on the size of the average financial services portfolio during the period, as well as on the average yield on receivables. Financial services revenue of $101.7 million in the second quarter of 2025 represented an increase of $1.2 million, or 1.2%, from last year. In the second quarters of 2025 and 2024, the respective average yields on finance receivables were 17.5% and 17.7%. In the second quarters of 2025 and 2024, the average yields on contract receivables were 9.1% and 8.9%, respectively. Originations of $293.0 million in the second quarter of 2025 represented a decrease of $15.1 million, or 4.9%, from 2024 levels.
Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses in the second quarter of 2025 increased $3.2 million from last year primarily due to $1.5 million of higher provisions for credit losses, as well as increased personnel and other costs. As a percentage of the average financial services portfolio, expenses were 1.3% and 1.2% in the respective second quarters of 2025 and 2024.
As a result of these factors, segment operating earnings of $68.2 million in the second quarter of 2025 compared to $70.2 million in 2024.

	Six Months Ended
(Amounts in millions)	June 28, 2025		June 29, 2024		Change
Financial services revenue	$203.8	100.0%	$200.1	100.0%	$3.7	1.8%
Financial services expenses	(65.3)	(32.0)%	(61.6)	(30.8)%	(3.7)	(6.0)%
Segment operating earnings	$138.5	68.0%	$138.5	69.2%	$—	—%

Financial services revenue of $203.8 million in the first six months of 2025 represented an increase of $3.7 million, or 1.8%, from last year. In the first six months of 2025 and 2024, the respective average yields on finance receivables were 17.6% and 17.7%. In the first six months of 2025 and 2024, the average yields on contract receivables were 9.1% and 9.0%, respectively. Originations of $561.7 million in the first six months of 2025 represented a decrease of $48.1 million, or 7.9%, from 2024 levels.
Financial services expenses in the first six months of 2025 increased $3.7 million from last year primarily due to $1.8 million of higher provisions for credit losses, as well as increased personnel and other costs. As a percentage of the average financial services portfolio, expenses were 2.6% and 2.5% in the respective first six months of 2025 and 2024.
As a result of these factors, segment operating earnings of $138.5 million in the first six months of 2025 were unchanged from 2024.
Corporate
Snap-on’s second quarter 2025 general corporate expenses of $24.3 million compared to $10.3 million last year. For the first six months of 2025, general corporate expenses of $48.9 million compared to $25.0 million recorded in 2024. The year-over-year increase in 2025 for both periods primarily reflects benefits from the legal payments received in the first six months of 2024.

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
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended June 28, 2025, and June 29, 2024, is as follows:

	Operations*		Financial Services
(Amounts in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$1,179.4	$1,179.4	$—	$—
Cost of goods sold	(583.9)	(582.1)	—	—
Gross profit	595.5	597.3	—	—
Operating expenses	(336.4)	(317.0)	—	—
Operating earnings before financial services	259.1	280.3	—	—

Financial services revenue	—	—	101.7	100.5
Financial services expenses	—	—	(33.5)	(30.3)
Operating earnings from financial services	—	—	68.2	70.2

Operating earnings	259.1	280.3	68.2	70.2
Interest expense	(12.3)	(12.3)	—	—
Intersegment interest income (expense) – net	17.4	17.1	(17.4)	(17.1)
Other income (expense) – net	14.2	18.7	0.1	—
Earnings before income taxes and equity earnings	278.4	303.8	50.9	53.1
Income tax expense	(59.7)	(65.0)	(12.8)	(14.3)
Earnings before equity earnings	218.7	238.8	38.1	38.8
Financial services – net earnings attributable to Snap-on	38.1	38.8	—	—
Net earnings	256.8	277.6	38.1	38.8
Net earnings attributable to noncontrolling interests	(6.5)	(6.4)	—	—
Net earnings attributable to Snap-on	$250.3	$271.2	$38.1	$38.8

* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the six months ended June 28, 2025, and June 29, 2024, is as follows:

	Operations*		Financial Services
(Amounts in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$2,320.5	$2,361.7	$—	$—
Cost of goods sold	(1,146.5)	(1,167.7)	—	—
Gross profit	1,174.0	1,194.0	—	—
Operating expenses	(671.8)	(642.8)	—	—
Operating earnings before financial services	502.2	551.2	—	—

Financial services revenue	—	—	203.8	200.1
Financial services expenses	—	—	(65.3)	(61.6)
Operating earnings from financial services	—	—	138.5	138.5

Operating earnings	502.2	551.2	138.5	138.5
Interest expense	(24.7)	(24.8)	—	—
Intersegment interest income (expense) – net	34.4	33.8	(34.4)	(33.8)
Other income (expense) – net	28.6	36.7	0.1	0.1
Earnings before income taxes and equity earnings	540.5	596.9	104.2	104.8
Income tax expense	(115.1)	(127.3)	(26.1)	(27.2)
Earnings before equity earnings	425.4	469.6	78.1	77.6
Financial services – net earnings attributable to Snap-on	78.1	77.6	—	—
Net earnings	503.5	547.2	78.1	77.6
Net earnings attributable to noncontrolling interests	(12.7)	(12.5)	—	—
Net earnings attributable to Snap-on	$490.8	$534.7	$78.1	$77.6

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheets information as of June 28, 2025, and December 28, 2024, is as follows:

	Operations*		Financial Services
(Amounts in millions)	June 28, 2025	December 28, 2024	June 28, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,458.2	$1,360.4	$0.1	$0.1
Intersegment receivables	17.6	15.1	—	—
Trade and other accounts receivable – net	841.4	815.0	1.0	0.6
Finance receivables – net	—	—	629.2	610.3
Contract receivables – net	4.9	4.8	109.3	115.2
Inventories – net	997.7	943.4	—	—
Prepaid expenses and other current assets	180.7	143.8	11.3	9.4
Total current assets	3,500.5	3,282.5	750.9	735.6

Property and equipment – net	555.4	540.2	2.4	2.4
Operating lease right-of-use assets	84.6	83.8	5.5	5.6
Investment in Financial Services	404.9	403.5	—	—
Deferred income tax assets	51.0	51.8	27.5	26.2
Intersegment long-term notes receivable	838.5	831.8	—	—
Long-term finance receivables – net	—	—	1,305.3	1,312.0
Long-term contract receivables – net	8.1	8.4	416.2	409.9
Goodwill	1,102.6	1,056.8	—	—
Other intangible assets – net	275.1	267.6	—	—
Pension assets	130.5	125.4	—	—
Other long-term assets	37.0	35.6	0.2	0.2
Total assets	$6,988.2	$6,687.4	$2,508.0	$2,491.9

* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	June 28, 2025	December 28, 2024	June 28, 2025	December 28, 2024
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$17.7	$13.7	$—	$—
Accounts payable	267.4	265.4	2.4	0.5
Intersegment payables	—	—	17.6	15.1
Accrued benefits	54.7	67.2	—	—
Accrued compensation	71.0	83.5	1.9	2.6
Franchisee deposits	72.1	70.9	—	—
Other accrued liabilities	438.1	443.6	30.4	27.7
Total current liabilities	921.0	944.3	52.3	45.9

Long-term debt and intersegment long-term debt	—	—	2,024.5	2,017.3
Deferred income tax liabilities	78.6	73.5	—	—
Retiree health care benefits	18.4	19.4	—	—
Pension liabilities	77.1	78.4	—	—
Operating lease liabilities	61.7	63.0	5.7	5.6
Other long-term liabilities	91.9	91.8	20.6	19.6
Total liabilities	1,248.7	1,270.4	2,103.1	2,088.4
Total shareholders’ equity attributable to Snap-on	5,715.5	5,394.1	404.9	403.5
Noncontrolling interests	24.0	22.9	—	—
Total equity	5,739.5	5,417.0	404.9	403.5
Total liabilities and equity	$6,988.2	$6,687.4	$2,508.0	$2,491.9

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
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of July 11, 2025, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurance that financing will be available in the future on acceptable terms, or that its debt ratings will not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
Working capital (current assets less current liabilities) of $3,278.1 million as of June 28, 2025, represented an increase of $250.2 million from $3,027.9 million as of December 28, 2024 (fiscal 2024 year end), primarily as a result of the net changes discussed below.
The following represents the company’s working capital position as of June 28, 2025, and December 28, 2024:

(Amounts in millions)	June 28, 2025	December 28, 2024
Cash and cash equivalents	$1,458.3	$1,360.5
Trade and other accounts receivable – net	842.4	815.6
Finance receivables – net	629.2	610.3
Contract receivables – net	114.2	120.0
Inventories – net	997.7	943.4
Prepaid expenses and other current assets	177.8	139.6
Total current assets	4,219.6	3,989.4

Notes payable	(17.7)	(13.7)
Accounts payable	(269.8)	(265.9)
Other current liabilities	(654.0)	(681.9)
Total current liabilities	(941.5)	(961.5)
Working capital	$3,278.1	$3,027.9

Cash and cash equivalents of $1,458.3 million as of June 28, 2025, represented an increase of $97.8 million from 2024 year-end levels primarily due to: (i) $535.7 million of cash generated from operations; (ii) $427.8 million of cash from collections of finance receivables; and (iii) $45.2 million of cash proceeds from stock purchase plans and stock option exercises. These increases in cash and cash equivalents were partially offset by: (i) the funding of $462.4 million of new finance receivables; (ii) dividend payments to shareholders of $224.0 million; (iii) the repurchase of 510,000 shares of the company’s common stock for $166.2 million; and (iv) the funding of $42.6 million of capital expenditures.
Of the $1,458.3 million of cash and cash equivalents as of June 28, 2025, $561.0 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it can be accomplished in a tax efficient manner.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Trade and other accounts receivable – net of $842.4 million as of June 28, 2025, represented an increase of $26.8 million from 2024 year-end levels primarily due to $24.4 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months of sales, times 360 days) was 65 days for June 28, 2025, and 62 days for December 28, 2024.
The current portions of net finance and contract receivables of $743.4 million as of June 28, 2025, compared to $730.3 million at 2024 year end. The long-term portions of net finance and contract receivables of $1,729.6 million as of June 28, 2025, compared to $1,730.3 million at 2024 year end.
Inventories – net of $997.7 million as of June 28, 2025, represented an increase of $54.3 million from December 28, 2024, primarily due to $37.4 million of foreign currency translation. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balances for the trailing 12 months) were 2.4 turns as of both June 28, 2025, and December 28, 2024. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 62% of total inventories as of June 28, 2025, and 57% of total inventories as of December 28, 2024. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $125.2 million and $122.4 million as of June 28, 2025, and December 28, 2024, respectively.
Notes payable of $17.7 million as of June 28, 2025, compared to $13.7 million as of 2024 year end.
Accounts payable of $269.8 million as of June 28, 2025, represented an increase of $3.9 million from December 28, 2024, primarily due to $6.9 million of foreign currency translation, partially offset by the timing of payments.
Other accrued liabilities of $454.3 million as of June 28, 2025, represented a decrease of $3.4 million from 2024 year-end levels primarily due to a decrease in accrued income taxes, partially offset by $12.1 million of foreign currency translation.
Long-term debt of $1,186.0 million as of June 28, 2025, consisted of: (i) $300 million of unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”); (ii) $400 million of unsecured 4.10% notes that mature on March 1, 2048 (the “2048 Notes”); and (iii) $500 million of 3.10% notes that mature on May 1, 2050 (“the 2050 Notes”), partially offset by $14.0 million of unamortized debt issuance costs and issuance discounts.
Snap-on has a $900 million multicurrency revolving credit facility that terminates on September 12, 2028 (the “Credit Facility”). The Credit Facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. No amounts were borrowed or outstanding under the Credit Facility during the six months ended and as of June 28, 2025.
Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of June 28, 2025, the company’s consolidated cash balance, net of certain adjustments, exceeded consolidated debt resulting in actual ratios of (0.03) and (0.11), respectively. Both ratios are within the permitted ranges set forth in this financial covenant.
Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. As of June 28, 2025, there were no commercial paper issuances outstanding.

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
Operating Activities
Net cash provided by operating activities was $535.7 million and $649.8 million in the respective first six months of 2025 and 2024. The $114.1 million year-over-year decrease in net cash provided by operating activities primarily reflects a $70.7 million change in net operating assets and liabilities and a $43.7 million decrease in net earnings.

Investing Activities
Net cash used by investing activities of $78.0 million in the first six months of 2025 included additions to finance receivables of $462.4 million, partially offset by collections of $427.8 million. Net cash used by investing activities of $123.4 million in the first six months of 2024 included additions to finance receivables of $504.2 million, partially offset by collections of $422.8 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics, and equipment products on an extended-term payment plan, with average payment terms of approximately four years.
Capital expenditures were $42.6 million and $45.0 million in the respective first six months of 2025 and 2024. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and RCI.
Financing Activities
Net cash used by financing activities was $364.5 million in the first six months of 2025 and $292.1 million in the first six months of 2024. Proceeds from stock purchase plans and stock option exercises totaled $45.2 million and $51.7 million in the respective first six months of 2025 and 2024. In the first six months of 2025, Snap-on repurchased 510,000 shares of its common stock for $166.2 million under its previously announced share repurchase programs. In the first six months of 2024, Snap-on repurchased 422,000 shares of its common stock for $117.6 million under its previously announced share repurchase programs. As of June 28, 2025, Snap-on had remaining availability to repurchase up to an additional $357.9 million in common stock pursuant to its Board’s authorizations. The repurchase of Snap-on common stock to offset dilution related to equity plan issuances or for other corporate purposes is at the company’s discretion, subject to prevailing financial and market conditions. Snap‑on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $224.0 million and $196.2 million in the respective first six months of 2025 and 2024. On November 8, 2024, the Board increased the quarterly cash dividend by 15.1% to $2.14 per share ($8.56 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Critical Accounting Policies and Estimates
Snap-on’s critical accounting policies and estimates, which are discussed in its Annual Report on Form 10-K for the fiscal year ended December 28, 2024, have not materially changed since the report was filed.
Outlook
We believe that our markets and our operations possess and have demonstrated continuing and considerable resilience against the uncertainties of the current environment. In 2025, Snap-on expects to make ongoing progress along its decisive runways for coherent growth, leveraging capabilities already proven in the automotive repair arena, developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, we project that capital expenditures in 2025 will approximate $100 million, of which $42.6 million was incurred in the first six months of the year.
Snap-on currently anticipates that its full-year 2025 effective income tax rate will be in the range of 22% to 23%.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the second quarter of 2025. Refer to Part II, Item 7A: Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 28, 2024, for further discussion.

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
The estimated maximum potential net one-day loss in fair value, calculated using the VAR model, as of June 28, 2025, was $9.2 million, consisting of a $9.1 million loss on interest rate-sensitive financial instruments and a $0.1 million loss on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 28, 2025. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 28, 2025, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
There has been no change in the company’s internal control over financial reporting during the quarter ended June 28, 2025, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the second quarter of fiscal 2025, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution related to equity plan issuances and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions, and pursuant to the Board’s authorizations that the company has publicly announced.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs* (in millions)
3/30/2025 to 4/26/2025	40,000	$306.41	40,000	$386.7
4/27/2025 to 5/24/2025	105,000	319.21	105,000	380.1
5/25/2025 to 6/28/2025	105,000	315.92	105,000	357.9
Total/Average	250,000	315.78	250,000	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of June 28, 2025, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $357.9 million.

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

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions by a counterparty in shares of Snap-on’s common stock during the second quarter of 2025 pursuant to a prepaid equity forward agreement (the “Agreement”) that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, the counterparty may purchase or sell shares of the company’s common stock for its account in the market or in privately negotiated transactions. At termination, the Agreement settles in cash and does not provide for Snap-on to purchase or repurchase its shares.

Period	Shares purchased	Average price per share
3/30/2025 to 4/26/2025	600	$297.13
4/27/2025 to 5/24/2025	—	—
5/25/2025 to 6/28/2025	600	319.29
Total/Average	1,200	308.21

Item 5: Other Information

In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, during the quarterly period ended June 28, 2025, no officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

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

SNAP-ON INCORPORATED
Date: July 17, 2025	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer