Form 10-Q
period 2025-09-27
Snap-on Inc
filed 2025-10-16
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 10, 2025
Common Stock, $1.00 par value	52,007,557 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$1,190.8	$1,147.0	$3,511.3	$3,508.7
Cost of goods sold	(584.9)	(559.2)	(1,731.4)	(1,726.9)
Gross profit	605.9	587.8	1,779.9	1,781.8
Operating expenses	(327.4)	(335.4)	(999.2)	(978.2)
Operating earnings before financial services	278.5	252.4	780.7	803.6

Financial services revenue	101.1	100.4	304.9	300.5
Financial services expenses	(32.2)	(28.7)	(97.5)	(90.3)
Operating earnings from financial services	68.9	71.7	207.4	210.2

Operating earnings	347.4	324.1	988.1	1,013.8
Interest expense	(12.4)	(12.5)	(37.1)	(37.3)
Other income (expense) – net	14.3	20.6	43.0	57.4
Earnings before income taxes	349.3	332.2	994.0	1,033.9
Income tax expense	(77.5)	(74.7)	(218.7)	(229.2)
Net earnings	271.8	257.5	775.3	804.7
Net earnings attributable to noncontrolling interests	(6.4)	(6.4)	(19.1)	(18.9)
Net earnings attributable to Snap-on Incorporated	$265.4	$251.1	$756.2	$785.8

Net earnings per share attributable to Snap-on Incorporated:
Basic	$5.09	$4.77	$14.49	$14.91
Diluted	5.02	4.70	14.24	14.69

Weighted-average shares outstanding:
Basic	52.1	52.6	52.2	52.7
Effect of dilutive securities	0.8	0.8	0.9	0.8
Diluted	52.9	53.4	53.1	53.5

Dividends declared per common share	$2.14	$1.86	$6.42	$5.58

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Comprehensive income (loss):
Net earnings	$271.8	$257.5	$775.3	$804.7
Other comprehensive income (loss):
Foreign currency translation	5.2	79.0	170.6	21.4
Reclassification of cash flow hedges to net earnings, net of tax	(0.4)	(0.4)	(1.2)	(1.2)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses and prior service costs	5.3	2.0	15.9	6.0
Income tax benefit	(1.3)	(0.5)	(4.0)	(1.4)
Net of tax	4.0	1.5	11.9	4.6
Total comprehensive income	280.6	337.6	956.6	829.5

Comprehensive income attributable to noncontrolling interests	(6.4)	(6.4)	(19.1)	(18.9)
Comprehensive income attributable to Snap-on Incorporated	$274.2	$331.2	$937.5	$810.6

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	September 27, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,534.1	$1,360.5
Trade and other accounts receivable – net	925.7	815.6
Finance receivables – net	625.1	610.3
Contract receivables – net	126.5	120.0
Inventories – net	1,024.5	943.4
Prepaid expenses and other current assets	149.4	139.6
Total current assets	4,385.3	3,989.4

Property and equipment:
Land	35.5	33.7
Buildings and improvements	472.8	462.6
Machinery, equipment and computer software	1,165.6	1,103.7
Property and equipment – gross	1,673.9	1,600.0
Accumulated depreciation	(1,114.2)	(1,057.4)
Property and equipment – net	559.7	542.6

Operating lease right-of-use assets	87.2	89.4
Deferred income tax assets	73.5	78.0
Long-term finance receivables – net	1,291.5	1,312.0
Long-term contract receivables – net	423.0	418.3
Goodwill	1,105.8	1,056.8
Other intangible assets – net	275.4	267.6
Pension assets	130.1	125.4
Other long-term assets	24.1	17.3
Total assets	$8,355.6	$7,896.8
See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	September 27, 2025	December 28, 2024
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$21.3	$13.7
Accounts payable	271.3	265.9
Accrued benefits	62.1	67.2
Accrued compensation	84.5	86.1
Franchisee deposits	73.8	70.9
Other accrued liabilities	483.8	457.7
Total current liabilities	996.8	961.5

Long-term debt	1,186.2	1,185.5
Deferred income tax liabilities	74.3	73.5
Retiree health care benefits	17.9	19.4
Pension liabilities	75.0	78.4
Operating lease liabilities	64.6	68.6
Other long-term liabilities	97.0	92.9
Total liabilities	2,511.8	2,479.8

Commitments and contingencies (Note 13)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,461,269 and 67,456,641 shares, respectively)	67.5	67.5
Additional paid-in capital	572.4	557.7
Retained earnings	8,003.9	7,584.3
Accumulated other comprehensive loss	(393.7)	(575.0)
Treasury stock at cost (15,458,926 and 15,074,968 shares, respectively)	(2,431.1)	(2,240.4)
Total shareholders’ equity attributable to Snap-on Incorporated	5,819.0	5,394.1
Noncontrolling interests	24.8	22.9
Total equity	5,843.8	5,417.0
Total liabilities and equity	$8,355.6	$7,896.8

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)

The following summarizes the changes in total equity for the three month period ended September 27, 2025:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 28, 2025	$67.5	$563.3	$7,850.5	$(402.5)	$(2,363.3)	$24.0	$5,739.5
Net earnings for the three months ended September 27, 2025	—	—	265.4	—	—	6.4	271.8
Other comprehensive income	—	—	—	8.8	—	—	8.8
Cash dividends – $2.14 per share	—	—	(111.5)	—	—	—	(111.5)
Stock compensation plans	—	9.1	—	—	14.2	—	23.3
Share repurchases – 250,000 shares	—	—	—	—	(82.0)	—	(82.0)
Other	—	—	(0.5)	—	—	(5.6)	(6.1)
Balance at September 27, 2025	$67.5	$572.4	$8,003.9	$(393.7)	$(2,431.1)	$24.8	$5,843.8

The following summarizes the changes in total equity for the nine month period ended September 27, 2025:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 28, 2024	$67.5	$557.7	$7,584.3	$(575.0)	$(2,240.4)	$22.9	$5,417.0
Net earnings for the nine months ended September 27, 2025	—	—	756.2	—	—	19.1	775.3
Other comprehensive income	—	—	—	181.3	—	—	181.3
Cash dividends – $6.42 per share	—	—	(335.5)	—	—	—	(335.5)
Stock compensation plans	—	14.7	—	—	57.5	—	72.2
Share repurchases – 760,000 shares	—	—	—	—	(248.2)	—	(248.2)
Other	—	—	(1.1)	—	—	(17.2)	(18.3)
Balance at September 27, 2025	$67.5	$572.4	$8,003.9	$(393.7)	$(2,431.1)	$24.8	$5,843.8

See Notes to Condensed Consolidated Financial Statements.

The following summarizes the changes in total equity for the three month period ended September 28, 2024:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at June 29, 2024	$67.5	$542.8	$7,286.0	$(504.8)	$(2,105.2)	$22.6	$5,308.9
Net earnings for the three months ended September 28, 2024	—	—	251.1	—	—	6.4	257.5
Other comprehensive income	—	—	—	80.1	—	—	80.1
Cash dividends – $1.86 per share	—	—	(97.9)	—	—	—	(97.9)
Stock compensation plans	—	6.2	—	—	9.3	—	15.5
Share repurchases – 215,000 shares	—	—	—	—	(59.9)	—	(59.9)
Other	—	—	(0.2)	—	—	(6.3)	(6.5)
Balance at September 28, 2024	$67.5	$549.0	$7,439.0	$(424.7)	$(2,155.8)	$22.7	$5,497.7

The following summarizes the changes in total equity for the nine month period ended September 28, 2024:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 30, 2023	$67.5	$545.5	$6,948.5	$(449.5)	$(2,040.7)	$22.1	$5,093.4
Net earnings for the nine months ended September 28, 2024	—	—	785.8	—	—	18.9	804.7
Other comprehensive income	—	—	—	24.8	—	—	24.8
Cash dividends – $5.58 per share	—	—	(294.1)	—	—	—	(294.1)
Stock compensation plans	—	3.5	—	—	62.4	—	65.9
Share repurchases – 637,000 shares	—	—	—	—	(177.5)	—	(177.5)
Other	—	—	(1.2)	—	—	(18.3)	(19.5)
Balance at September 28, 2024	$67.5	$549.0	$7,439.0	$(424.7)	$(2,155.8)	$22.7	$5,497.7

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Operating activities:
Net earnings	$775.3	$804.7
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	55.9	54.7
Amortization of other intangible assets	17.3	19.0
Provisions for losses on finance receivables	54.3	50.6
Provisions for losses on non-finance receivables	15.3	17.8
Stock-based compensation expense	21.7	21.5
Deferred income tax benefit	(0.7)	(7.2)
Gain on sales of assets	(0.1)	(0.5)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	(100.4)	(28.1)
Contract receivables	(7.8)	(15.4)
Inventories	(44.8)	8.6
Prepaid expenses and other assets	19.2	10.5
Accounts payable	3.8	33.6
Accrued and other liabilities	4.6	(45.8)
Net cash provided by operating activities	813.6	924.0
Investing activities:
Additions to finance receivables	(678.4)	(731.3)
Collections of finance receivables	642.5	629.3
Capital expenditures	(62.5)	(65.4)
Disposals of property and equipment	0.9	2.0
Other	(1.5)	1.5
Net cash used by investing activities	(99.0)	(163.9)
Financing activities:
Net increase (decrease) in other short-term borrowings	7.9	(0.9)
Cash dividends paid	(335.5)	(294.1)
Purchases of treasury stock	(248.2)	(177.5)
Proceeds from stock purchase plans and stock option exercises	60.0	61.6
Other	(29.6)	(37.4)
Net cash used by financing activities	(545.4)	(448.3)

Effect of exchange rate changes on cash and cash equivalents	4.4	—
Increase in cash and cash equivalents	173.6	311.8
Cash and cash equivalents at beginning of year	1,360.5	1,001.5
Cash and cash equivalents at end of period	$1,534.1	$1,313.3
Supplemental cash flow disclosures:
Cash paid for interest	$(35.9)	$(35.8)
Net cash paid for income taxes	(212.5)	(243.9)

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

The company’s 2025 fiscal third quarter ended on September 27, 2025, and its 2024 fiscal third quarter ended on September 28, 2024. The company’s 2025 and 2024 fiscal third quarters each contained 13 weeks of operating results. The company’s 2025 fiscal year, which ends on January 3, 2026, will contain 53 weeks of operating results, with the additional week occurring in the fourth quarter. The company’s 2024 fiscal year contained 52 weeks of operating results. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and nine month periods ended September 27, 2025, and September 28, 2024, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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
New accounting standards: In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages so that the guidance is neutral to different software development methods. Therefore, under the ASU, software capitalization will begin when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the function intended. ASU No. 2025-06 is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The guidance is to be applied on a prospective basis, or on a modified transition approach or a retrospective transition approach; this ASU allows for early adoption. The adoption of this ASU is not expected to have a material impact on Snap-on’s Condensed Consolidated Financial Statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows entities to elect a practical expedient that assumes that the current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU No. 2025-05 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The guidance is to be applied on a prospective basis; this ASU allows for early adoption. The adoption of this ASU is not expected to have a material impact on Snap-on’s Condensed Consolidated Financial Statements.
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

Revenue Disaggregation: The following table shows the consolidated revenues by revenue source:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Revenue from contracts with customers	$1,182.1	$1,139.3	$3,486.3	$3,486.5
Other revenues	8.7	7.7	25.0	22.2
Total net sales	1,190.8	1,147.0	3,511.3	3,508.7
Financial services revenue	101.1	100.4	304.9	300.5
Total revenues	$1,291.9	$1,247.4	$3,816.2	$3,809.2

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
The following tables represent external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the Three Months Ended September 27, 2025
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$157.6	$435.3	$296.8	$—	$—	$889.7
Europe	76.9	41.9	62.7	—	—	181.5
All other	63.3	28.8	27.5	—	—	119.6
External net sales	297.8	506.0	387.0	—	—	1,190.8
Intersegment net sales	69.9	—	77.8	—	(147.7)	—
Total net sales	367.7	506.0	464.8	—	(147.7)	1,190.8
Financial services revenue	—	—	—	101.1	—	101.1
Total revenue	$367.7	$506.0	$464.8	$101.1	$(147.7)	$1,291.9

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	For the Nine Months Ended September 27, 2025
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$448.9	$1,255.8	$917.1	$—	$—	$2,621.8
Europe	232.0	122.5	190.6	—	—	545.1
All other	182.8	81.6	80.0	—	—	344.4
External net sales	863.7	1,459.9	1,187.7	—	—	3,511.3
Intersegment net sales	195.7	—	221.6	—	(417.3)	—
Total net sales	1,059.4	1,459.9	1,409.3	—	(417.3)	3,511.3
Financial services revenue	—	—	—	304.9	—	304.9
Total revenue	$1,059.4	$1,459.9	$1,409.3	$304.9	$(417.3)	$3,816.2

	For the Three Months Ended September 28, 2024
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$155.2	$434.0	$273.9	$—	$—	$863.1
Europe	72.2	37.4	58.7	—	—	168.3
All other	61.3	29.1	25.2	—	—	115.6
External net sales	288.7	500.5	357.8	—	—	1,147.0
Intersegment net sales	77.0	—	64.9	—	(141.9)	—
Total net sales	365.7	500.5	422.7	—	(141.9)	1,147.0
Financial services revenue	—	—	—	100.4	—	100.4
Total revenue	$365.7	$500.5	$422.7	$100.4	$(141.9)	$1,247.4

	For the Nine Months Ended September 28, 2024
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$467.3	$1,280.7	$874.2	$—	$—	$2,622.2
Europe	230.0	118.4	188.0	—	—	536.4
All other	187.4	83.5	79.2	—	—	350.1
External net sales	884.7	1,482.6	1,141.4	—	—	3,508.7
Intersegment net sales	212.9	—	199.9	—	(412.8)	—
Total net sales	1,097.6	1,482.6	1,341.3	—	(412.8)	3,508.7
Financial services revenue	—	—	—	300.5	—	300.5
Total revenue	$1,097.6	$1,482.6	$1,341.3	$300.5	$(412.8)	$3,809.2

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables represent external net sales disaggregated by customer type:

	For the Three Months Ended September 27, 2025
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$19.5	$506.0	$387.0	$—	$—	$912.5
All other professionals	278.3	—	—	—	—	278.3
External net sales	297.8	506.0	387.0	—	—	1,190.8
Intersegment net sales	69.9	—	77.8	—	(147.7)	—
Total net sales	367.7	506.0	464.8	—	(147.7)	1,190.8
Financial services revenue	—	—	—	101.1	—	101.1
Total revenue	$367.7	$506.0	$464.8	$101.1	$(147.7)	$1,291.9

	For the Nine Months Ended September 27, 2025
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$59.0	$1,459.9	$1,187.7	$—	$—	$2,706.6
All other professionals	804.7	—	—	—	—	804.7
External net sales	863.7	1,459.9	1,187.7	—	—	3,511.3
Intersegment net sales	195.7	—	221.6	—	(417.3)	—
Total net sales	1,059.4	1,459.9	1,409.3	—	(417.3)	3,511.3
Financial services revenue	—	—	—	304.9	—	304.9
Total revenue	$1,059.4	$1,459.9	$1,409.3	$304.9	$(417.3)	$3,816.2

	For the Three Months Ended September 28, 2024
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$20.1	$500.5	$357.8	$—	$—	$878.4
All other professionals	268.6	—	—	—	—	268.6
External net sales	288.7	500.5	357.8	—	—	1,147.0
Intersegment net sales	77.0	—	64.9	—	(141.9)	—
Total net sales	365.7	500.5	422.7	—	(141.9)	1,147.0
Financial services revenue	—	—	—	100.4	—	100.4
Total revenue	$365.7	$500.5	$422.7	$100.4	$(141.9)	$1,247.4

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations. The remaining duration of these unsatisfied performance obligations range from one month up to 60 months. Snap-on had $199.1 million of long-term contracts that have fixed consideration that extends beyond one year as of September 27, 2025. Snap-on expects to recognize approximately 55% of these contracts as revenue by the end of fiscal 2026, an additional 40% by the end of fiscal 2028, and the balance thereafter.

Contract liabilities: Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance. The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities was $74.7 million and $63.8 million at September 27, 2025, and December 28, 2024, respectively. The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion of such liabilities is included in “Other long-term liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 27, 2025, Snap-on recognized $6.3 million and $54.4 million of revenue that was included in the contract liability balance at December 28, 2024, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.

Note 3: Receivables
Trade and other accounts receivable: Snap-on’s trade and other accounts receivable primarily arise from the sale of tools, diagnostics, and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel with payment terms generally ranging from 30 to 120 days.
The components of Snap-on’s trade and other accounts receivable as of September 27, 2025, and December 28, 2024, are as follows:

(Amounts in millions)	September 27, 2025	December 28, 2024
Trade and other accounts receivable	$966.9	$852.7
Allowances for credit losses	(41.2)	(37.1)
Total trade and other accounts receivable – net	$925.7	$815.6

The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for the three and nine month periods ended September 27, 2025, and September 28, 2024:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Allowances for credit losses:
Beginning of period	$40.3	$36.5	$37.1	$34.9
Provisions for credit losses	5.0	5.3	13.1	16.2
Charge-offs	(4.1)	(4.3)	(10.4)	(12.9)
Recoveries	—	0.1	0.4	0.2
Currency translation	—	0.5	1.0	(0.3)
End of period	$41.2	$38.1	$41.2	$38.1

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
The components of Snap-on’s current finance and contract receivables as of September 27, 2025, and December 28, 2024, are as follows:

(Amounts in millions)	September 27, 2025	December 28, 2024
Finance installment receivables	$625.6	$616.0
Finance lease receivables, net of unearned finance charges of $8.9 million and $6.5 million, respectively	23.5	17.1
Total finance receivables	649.1	633.1

Contract installment receivables	68.2	61.7
Contract lease receivables, net of unearned finance charges of $21.9 million and $21.9 million, respectively	60.3	60.0
Total contract receivables	128.5	121.7
Total	777.6	754.8

Allowances for credit losses:
Finance installment receivables	(23.6)	(22.5)
Finance lease receivables	(0.4)	(0.3)
Total finance allowances for credit losses	(24.0)	(22.8)

Contract installment receivables	(1.0)	(0.9)
Contract lease receivables	(1.0)	(0.8)
Total contract allowances for credit losses	(2.0)	(1.7)
Total allowances for credit losses	(26.0)	(24.5)
Total current finance and contract receivables – net	$751.6	$730.3

Finance receivables – net	$625.1	$610.3
Contract receivables – net	126.5	120.0
Total current finance and contract receivables – net	$751.6	$730.3

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of September 27, 2025, and December 28, 2024, are as follows:

(Amounts in millions)	September 27, 2025	December 28, 2024
Finance installment receivables	$1,308.6	$1,337.5
Finance lease receivables, net of unearned finance charges of $7.8 million and $5.7 million, respectively	33.3	24.1
Total finance receivables	1,341.9	1,361.6

Contract installment receivables	229.9	223.0
Contract lease receivables, net of unearned finance charges of $35.5 million and $36.3 million, respectively	198.5	200.4
Total contract receivables	428.4	423.4
Total	1,770.3	1,785.0

Allowances for credit losses:
Finance installment receivables	(49.8)	(49.2)
Finance lease receivables	(0.6)	(0.4)
Total finance allowances for credit losses	(50.4)	(49.6)

Contract installment receivables	(3.3)	(3.3)
Contract lease receivables	(2.1)	(1.8)
Total contract allowances for credit losses	(5.4)	(5.1)
Total allowances for credit losses	(55.8)	(54.7)
Total long-term finance and contract receivables – net	$1,714.5	$1,730.3

Finance receivables – net	$1,291.5	$1,312.0
Contract receivables – net	423.0	418.3
Total long-term finance and contract receivables – net	$1,714.5	$1,730.3

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
The amortized cost basis of finance and contract receivables by origination year as of September 27, 2025, and charge-offs recorded in the nine months ended September 27, 2025, by origination year, are as follows:

(Amounts in millions)	2025	2024	2023	2022	2021	Prior	Total
Finance receivables:
Delinquent	$12.9	$27.1	$16.6	$6.9	$2.6	$1.2	$67.3
Non-delinquent	1,046.2	558.6	221.6	73.9	19.5	3.9	1,923.7
Total finance receivables	$1,059.1	$585.7	$238.2	$80.8	$22.1	$5.1	$1,991.0

Finance receivables charge-offs	$2.0	$25.1	$18.0	$8.0	$3.2	$4.3	$60.6

Contract receivables:
Delinquent	$—	$0.8	$1.3	$0.5	$0.3	$0.1	$3.0
Non-delinquent	155.7	149.9	103.2	66.0	38.4	40.7	553.9
Total contract receivables	$155.7	$150.7	$104.5	$66.5	$38.7	$40.8	$556.9

Contract receivables charge-offs	$—	$0.2	$0.8	$0.6	$0.2	$0.4	$2.2
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
The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and nine month periods ended September 27, 2025, and September 28, 2024:

	Three Months Ended September 27, 2025		Nine Months Ended September 27, 2025
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$74.0	$7.4	$72.4	$6.8
Provisions for credit losses	17.8	0.6	54.3	2.2
Charge-offs	(20.1)	(0.8)	(60.6)	(2.2)
Recoveries	2.7	0.2	8.0	0.5
Currency translation	—	—	0.3	0.1
End of period	$74.4	$7.4	$74.4	$7.4

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 28, 2024		Nine Months Ended September 28, 2024
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$71.1	$6.8	$67.8	$6.7
Provisions for credit losses	15.2	0.7	50.6	1.6
Charge-offs	(17.7)	(0.8)	(54.7)	(1.8)
Recoveries	2.2	0.1	7.2	0.3
Currency translation	0.2	0.1	0.1	0.1
End of period	$71.0	$6.9	$71.0	$6.9

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
It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables. The amount and number of finance and contract receivable modifications as of September 27, 2025, and December 28, 2024, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aging of finance and contract receivables as of September 27, 2025, and December 28, 2024, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
September 27, 2025:
Finance receivables	$24.7	$15.5	$27.1	$67.3	$1,923.7	$1,991.0	$23.1
Contract receivables	0.9	0.9	1.2	3.0	553.9	556.9	0.4

December 28, 2024:
Finance receivables	$26.6	$14.8	$26.7	$68.1	$1,926.6	$1,994.7	$23.0
Contract receivables	0.9	0.5	1.0	2.4	542.7	545.1	0.2
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
The amount of finance and contract receivables on nonaccrual status as of September 27, 2025, and December 28, 2024, is as follows:

(Amounts in millions)	September 27, 2025	December 28, 2024
Finance receivables	$13.4	$11.3
Contract receivables	3.1	2.5

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	September 27, 2025	December 28, 2024
Finished goods	$900.7	$840.1
Work in progress	78.2	72.5
Raw materials	172.4	153.2
Total FIFO value	1,151.3	1,065.8
Excess of current cost over LIFO cost	(126.8)	(122.4)
Total inventories – net	$1,024.5	$943.4

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 63% and 57% of total inventories as of September 27, 2025, and December 28, 2024, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of September 27, 2025, approximately 41% of the company’s U.S. inventory was accounted for using the FIFO method and 59% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and nine month periods ended September 27, 2025, and September 28, 2024.

Note 5: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the nine months ended September 27, 2025, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 28, 2024	$315.6	$12.4	$728.8	$1,056.8
Currency translation	31.7	—	17.3	49.0
Balance as of September 27, 2025	$347.3	$12.4	$746.1	$1,105.8

Additional disclosures related to other intangible assets are as follows:

	September 27, 2025			December 28, 2024
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets:
Customer relationships	$79.4	$(33.1)	$46.3	$84.2	$(35.1)	$49.1
Developed technology	26.5	(25.3)	1.2	26.6	(23.1)	3.5
Internally developed software	190.6	(144.2)	46.4	179.6	(135.6)	44.0
Patents	53.2	(22.9)	30.3	49.8	(21.4)	28.4
Trademarks	4.1	(2.7)	1.4	3.8	(2.5)	1.3
Other	6.3	(3.0)	3.3	6.1	(2.9)	3.2
Total	360.1	(231.2)	128.9	350.1	(220.6)	129.5
Non-amortized trademarks	146.5	—	146.5	138.1	—	138.1
Total other intangible assets	$506.6	$(231.2)	$275.4	$488.2	$(220.6)	$267.6

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2025, the results of which did not result in any impairment. Provisions for the impairment of goodwill and/or other intangible assets could arise in a future period due to significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, changes in key personnel or litigation, a sustained decrease in share price and/or other events. As of September 27, 2025, the company had no accumulated impairment losses.
The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	14
Developed technology	5
Internally developed software	6
Patents	15
Trademarks	9
Other	39
The weighted-average amortization period for all amortizable intangible assets on a combined basis is 12 years. Intangible asset renewal costs are expensed as incurred.
The aggregate amortization expense was $5.7 million and $17.3 million for the respective three and nine month periods ended September 27, 2025, and $6.3 million and $19.0 million for the respective three and nine month periods ended September 28, 2024. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $23.0 million in 2025, $19.6 million in 2026, $17.1 million in 2027, $13.3 million in 2028, $8.5 million in 2029, and $8.2 million in 2030.

Note 6: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 22.4% and 22.6% in the first nine months of fiscal 2025 and 2024, respectively.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7: Short-term and Long-term Debt
Short-term and long-term debt as of September 27, 2025, and December 28, 2024, consisted of the following:

(Amounts in millions)	September 27, 2025	December 28, 2024
3.25% unsecured notes due 2027	$300.0	$300.0
4.10% unsecured notes due 2048	400.0	400.0
3.10% unsecured notes due 2050	500.0	500.0
Other debt*	7.5	(0.8)
Total debt	1,207.5	1,199.2

Less: notes payable	(21.3)	(13.7)
Total long-term debt	$1,186.2	$1,185.5

*	Includes unamortized debt issuance costs and issuance discounts.
Snap-on has a $900 million multicurrency revolving credit facility that terminates on September 12, 2028 (the “Credit Facility”). The Credit Facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. No amounts were borrowed or outstanding under the Credit Facility during the nine months ended and as of September 27, 2025.
Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of September 27, 2025, the company’s consolidated cash balance, net of certain adjustments, exceeded consolidated debt resulting in actual ratios of (0.04) and (0.16), respectively. Both ratios are within the permitted ranges set forth in this financial covenant.
Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. As of September 27, 2025, there were no commercial paper issuances outstanding.

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
Interest rate swaps: Snap-on may enter into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The change in the fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets. There were no outstanding interest rate swaps as of both September 27, 2025, and December 28, 2024.
Treasury locks: Snap-on may use treasury locks to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI for derivative instruments that are designated and qualify as cash flow hedges. Upon the issuance of debt, the related amount in Accumulated OCI is released over the term of the debt and recognized as an adjustment to interest expense on the Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of both September 27, 2025, and December 28, 2024. See Note 15 for additional information on Other income (expense) – net.
Stock-based deferred compensation risk management: Snap-on manages market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap‑on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of September 27, 2025, and December 28, 2024, Snap‑on had equity forwards in place intended to manage market risk with respect to 72,500 shares and 68,100 shares, respectively, of Snap-on common stock associated with its deferred compensation plans.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	September 27, 2025		December 28, 2024
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,916.6	$2,191.5	$1,922.3	$2,180.9
Contract receivables – net	549.5	588.1	538.3	569.5
Long-term debt and notes payable	1,207.5	981.0	1,199.2	944.2
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

•The fair value of long-term debt is estimated, using Level 2 fair value measurements, based on quoted market values of Snap-on’s publicly traded senior debt. The carrying value of long-term debt includes unamortized debt issuance costs and issuance discounts. The fair value of notes payable approximates such instruments’ carrying value due to their short-term nature.

•The fair value of all other financial instruments, including trade and other accounts receivable, accounts payable and other financial instruments, approximates such instruments’ carrying value due to their short-term nature.

Note 9: Pension Plans
Snap-on’s net periodic pension cost (benefit) included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Service cost	$4.9	$5.0	$14.7	$15.0
Interest cost	16.6	16.4	49.7	49.2
Expected return on plan assets	(22.9)	(25.5)	(68.7)	(76.3)
Amortization of unrecognized loss	5.5	2.3	16.7	6.9
Amortization of prior service cost	0.1	—	0.1	—
Net periodic pension cost (benefit)	$4.2	$(1.8)	$12.5	$(5.2)
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Postretirement Health Care Plans
Snap-on’s net periodic postretirement health care benefit included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest cost	$0.4	$0.5	$1.3	$1.4
Expected return on plan assets	(0.2)	(0.2)	(0.5)	(0.5)
Amortization of unrecognized gain	(0.3)	(0.3)	(0.9)	(0.9)
Net periodic postretirement health care benefit	$(0.1)	$—	$(0.1)	$—

The components of net periodic postretirement health care cost (benefit), other than the service cost component, are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on Other income (expense) – net.

Note 11: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance share units (“PSUs”), stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). As of September 27, 2025, the 2011 Plan had 1,728,635 shares available for future grants. The company uses treasury stock to deliver shares under the 2011 Plan.
Net stock-based compensation expense was $8.7 million and $21.7 million for the respective three and nine month periods ended September 27, 2025, and $5.7 million and $21.5 million for the respective three and nine month periods ended September 28, 2024. Cash received from stock purchase plans and stock option exercises totaled $14.8 million and $60.0 million during the respective three and nine month periods ended September 27, 2025, and $9.9 million and $61.6 million during the respective three and nine month periods ended September 28, 2024. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $2.5 million and $13.0 million for the respective three and nine month periods ended September 27, 2025, and $1.8 million and $12.9 million for the respective three and nine month periods ended September 28, 2024.

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
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the nine month periods ended September 27, 2025, and September 28, 2024, using the Black-Scholes valuation model:

	Nine Months Ended
	September 27, 2025	September 28, 2024
Expected term of stock option (in years)	4.57	4.90
Expected volatility factor	23.86%	23.63%
Expected dividend yield	2.52%	2.76%
Risk-free interest rate	4.36%	4.30%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of stock option activity as of and for the nine months ended September 27, 2025:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 28, 2024	1,670	$190.73
Granted	202	339.73
Exercised	(243)	168.61
Forfeited or expired	(18)	282.28
Outstanding at September 27, 2025	1,611	211.71	5.3	$209.7
Exercisable at September 27, 2025	1,209	182.24	4.1	193.1

*	Weighted-average
The weighted-average grant date fair value of stock options granted during the respective nine month periods ended September 27, 2025, and September 28, 2024, was $70.62 and $55.07. The intrinsic value of stock options exercised was $14.7 million and $39.3 million during the respective three and nine month periods ended September 27, 2025, and $7.3 million and $30.0 million during the respective three and nine month periods ended September 28, 2024. The fair value of stock options vested was $10.4 million and $9.5 million during the respective nine month periods ended September 27, 2025, and September 28, 2024.

As of September 27, 2025, there was $17.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.
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
The fair value of PSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of PSUs granted during the nine month periods ended September 27, 2025, and September 28, 2024, was $339.73 and $269.00, respectively. PSUs related to 62,171 shares and 137,096 shares were paid out during the nine month periods ended September 27, 2025, and September 28, 2024, respectively. Earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
Changes to the company’s non-vested PSUs during the nine months ended September 27, 2025, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested PSUs at December 28, 2024	113	$257.95
Granted	41	339.73
Performance assumption change **	(26)	254.75
Vested	—	—
Cancellations and other	(1)	278.22
Non-vested PSUs at September 27, 2025	127	285.12

*	Weighted-average
**	Reflects the number of PSUs adjusted based on performance metrics.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 27, 2025, there was $16.0 million of unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.2 years.

Restricted stock units: RSUs are earned and expensed using the fair value of the award over the contractual term of three years. Vesting of the RSUs is dependent upon continued employment over the three-year cliff vesting period.
The fair value of RSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of RSUs granted during the nine month periods ended September 27, 2025, and September 28, 2024, was $339.73 and $269.00, respectively.
Changes to the company’s non-vested RSUs during the nine months ended September 27, 2025, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested RSUs at December 28, 2024	70	$242.63
Granted	18	339.73
Vested	(24)	212.27
Cancellations and other	(1)	280.38
Non-vested RSUs at September 27, 2025	63	282.05

*	Weighted-average

As of September 27, 2025, there was $8.1 million of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.3 years.
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
The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the nine month periods ended September 27, 2025, and September 28, 2024, using the Black-Scholes valuation model:

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Expected term of stock-settled SARs (in years)	4.11	4.20
Expected volatility factor	23.79%	23.80%
Expected dividend yield	2.52%	2.77%
Risk-free interest rate	4.39%	4.22%
Below is a summary of stock-settled SARs as of and for the nine months ended September 27, 2025:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 28, 2024	311	$207.64
Granted	60	339.73
Exercised	(14)	179.18
Forfeited or expired	(30)	232.64
Outstanding at September 27, 2025	327	230.97	6.3	$36.3
Exercisable at September 27, 2025	215	194.32	5.0	31.7

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the nine month periods ended September 27, 2025, and September 28, 2024, was $68.11 and $52.12, respectively. The intrinsic value of stock-settled SARs exercised was $0.1 million and $2.3 million during the respective three and nine month periods ended September 27, 2025, and $0.3 million and $1.7 million during the respective three and nine month periods ended September 28, 2024. The fair value of stock-settled SARs vested was $2.8 million and $2.3 million during the respective nine month periods ended September 27, 2025, and September 28, 2024.
As of September 27, 2025, there was $4.7 million of unrecognized compensation cost related to non-vested stock-settled SARs, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.
The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the nine month periods ended September 27, 2025, and September 28, 2024, using the Black-Scholes valuation model:

	Nine Months Ended
	September 27, 2025	September 28, 2024
Expected term of cash-settled SARs (in years)	3.54	3.65
Expected volatility factor	24.88%	23.53%
Expected dividend yield	2.50%	2.58%
Risk-free interest rate	3.66%	3.49%
The intrinsic value of cash-settled SARs exercised was zero for both the three and nine month periods ended September 27, 2025, and September 28, 2024. The fair value of cash-settled SARs vested was $0.1 million for both the nine month periods ended September 27, 2025, and September 28, 2024.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes to the company’s non-vested cash-settled SARs during the nine months ended September 27, 2025, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at December 28, 2024	2	$108.41
Granted	1	64.03
Vested	(1)	107.28
Non-vested cash-settled SARs at September 27, 2025	2	79.36

*	Weighted-average

As of September 27, 2025, there was $0.2 million of unrecognized compensation cost related to non-vested cash-settled SARs, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

Restricted stock awards – non-employee directors: The company awarded 4,437 shares and 5,391 shares of restricted stock to non-employee directors for the respective nine month periods ended September 27, 2025, and September 28, 2024. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions on the restricted stock awards generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

Employee stock purchase plan: Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low prices of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records compensation expense when Snap-on’s period-end stock price is greater than the plan purchase price. There were 24,680 shares and 21,798 shares issued under this plan for the respective nine month periods ended September 27, 2025, and September 28, 2024. As of September 27, 2025, 505,119 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $2.0 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was $0.1 million and $0.5 million for the respective three and nine month periods ended September 27, 2025, and $0.1 million and $0.2 million for the respective three and nine month periods ended September 28, 2024.

Franchisee stock purchase plan: All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low prices of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records mark-to-market expense when Snap-on’s period-end stock price is greater than the plan purchase price. There were 43,518 shares and 42,687 shares issued under this plan for the respective nine month periods ended September 27, 2025, and September 28, 2024. As of September 27, 2025, 92,531 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $4.8 million. Participants are able to withdraw from the plan at any time prior to the ending date and generally receive back all contributions made during the plan year. The company recognized mark-to-market expense of $0.3 million and $0.5 million for the respective three and nine month periods ended September 27, 2025, and $0.1 million and $0.2 million during the respective three and nine month periods ended September 28, 2024.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Weighted-average common shares outstanding	52,074,491	52,577,687	52,215,268	52,660,264
Effect of dilutive securities	809,342	825,262	843,978	863,023
Weighted-average common shares outstanding, assuming dilution	52,883,833	53,402,949	53,059,246	53,523,287

The dilutive effect of the potential exercise of outstanding stock options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of September 27, 2025, there were 253,390 awards outstanding that were anti-dilutive. As of September 28, 2024, there were no awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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
Snap-on’s product warranty accrual activity for the three and nine month periods ended September 27, 2025, and September 28, 2024, is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Warranty reserve:
Beginning of period	$15.4	$15.2	$15.2	$14.7
Additions	3.5	3.3	10.7	10.9
Usage	(3.8)	(3.5)	(10.8)	(10.6)
End of period	$15.1	$15.0	$15.1	$15.0

In the ordinary course of business, Snap-on is subject to legal disputes that are being litigated and/or settled. The accompanying Condensed Consolidated Statements of Earnings for the three and nine month periods ended September 27, 2025, include a benefit in “Operating expenses” of $22.0 million for the settlement of a legal matter (the “2025 legal settlement”). In addition, the accompanying Condensed Consolidated Statements of Earnings for the nine months ended September 28, 2024, include a benefit in “Operating expenses” of $22.5 million, for the final payments received associated with a separate legal matter (the “2024 legal payments”). Although it is not possible to predict the outcome of legal matters, management believes that the results of all legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14: Leases

Lessee accounting: Supplemental balance sheet information related to leases as of September 27, 2025, and December 28, 2024, is as follows:

(Amounts in millions)	September 27, 2025	December 28, 2024
Finance leases:
Property and equipment – gross	$2.4	$17.0
Accumulated depreciation	(0.9)	(15.5)
Property and equipment – net	$1.5	$1.5

Other accrued liabilities	$0.4	$0.5
Other long-term liabilities	1.1	1.0
Total finance lease liabilities	$1.5	$1.5

Operating leases:
Operating lease right-of-use assets	$87.2	$89.4

Other accrued liabilities	$27.8	$25.0
Operating lease liabilities	64.6	68.6
Total operating lease liabilities	$92.4	$93.6

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
See Note 3 for additional information on finance and contract receivables.

Note 15: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest income	$15.0	$15.2	$43.0	$42.3
Net foreign exchange loss	(1.6)	(1.6)	(2.6)	(5.1)
Net periodic pension and postretirement benefits – non-service	0.8	6.8	2.3	20.2
Other	0.1	0.2	0.3	—
Total other income (expense) – net	$14.3	$20.6	$43.0	$57.4

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Accumulated Other Comprehensive Income (Loss)
Below is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended September 27, 2025:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of June 28, 2025	$(155.2)	$3.2	$(250.5)	$(402.5)
Other comprehensive income before reclassifications	5.2	—	—	5.2
Amounts reclassified from Accumulated OCI	—	(0.4)	4.0	3.6
Net other comprehensive income (loss)	5.2	(0.4)	4.0	8.8
Balance as of September 27, 2025	$(150.0)	$2.8	$(246.5)	$(393.7)
Below is a summary of net changes in Accumulated OCI by component and net of tax for the nine months ended September 27, 2025:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 28, 2024	$(320.6)	$4.0	$(258.4)	$(575.0)
Other comprehensive income before reclassifications	170.6	—	—	170.6
Amounts reclassified from Accumulated OCI	—	(1.2)	11.9	10.7
Net other comprehensive income (loss)	170.6	(1.2)	11.9	181.3
Balance as of September 27, 2025	$(150.0)	$2.8	$(246.5)	$(393.7)

Below is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended September 28, 2024:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of June 29, 2024	$(269.4)	$4.9	$(240.3)	$(504.8)
Other comprehensive income before reclassifications	79.0	—	—	79.0
Amounts reclassified from Accumulated OCI	—	(0.4)	1.5	1.1
Net other comprehensive income (loss)	79.0	(0.4)	1.5	80.1
Balance as of September 28, 2024	$(190.4)	$4.5	$(238.8)	$(424.7)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of net changes in Accumulated OCI by component and net of tax for the nine months ended September 28, 2024:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 30, 2023	$(211.8)	$5.7	$(243.4)	$(449.5)
Other comprehensive income before reclassifications	21.4	—	—	21.4
Amounts reclassified from Accumulated OCI	—	(1.2)	4.6	3.4
Net other comprehensive income (loss)	21.4	(1.2)	4.6	24.8
Balance as of September 28, 2024	$(190.4)	$4.5	$(238.8)	$(424.7)

The reclassifications out of Accumulated OCI for the three and nine month periods ended September 27, 2025, and September 28, 2024, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	Statement of Earnings Presentation
Gains on cash flow hedges:
Treasury locks	$0.4	$0.4	$1.2	$1.2	Interest expense
Income tax expense	—	—	—	—	Income tax expense
Net of tax	0.4	0.4	1.2	1.2

Amortization of net unrecognized losses and prior service costs	$(5.3)	$(2.0)	$(15.9)	$(6.0)	See footnote below*
Income tax benefit	1.3	0.5	4.0	1.4	Income tax expense
Net of tax	(4.0)	(1.5)	(11.9)	(4.6)
Total reclassifications for the period, net of tax	$(3.6)	$(1.1)	$(10.7)	$(3.4)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 9 and Note 10 for additional information.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment:

	Three Months Ended September 27, 2025
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial	Total
(Amounts in millions)	Group	Group	Group	Services	Segments
External net sales	$297.8	$506.0	$387.0	$—	$1,190.8
Intersegment net sales	69.9	—	77.8	—	147.7
Segment net sales	367.7	506.0	464.8	—	1,338.5
Segment cost of goods sold	(217.2)	(269.2)	(246.2)	—	(732.6)
Segment gross profit	150.5	236.8	218.6	—	605.9
Financial services revenue	—	—	—	101.1	101.1
Segment operating and financial services expenses
Personnel	(54.7)	(48.4)	(65.7)	(9.1)
Shipping and handling costs	(7.5)	(19.4)	—	—
Depreciation and amortization	(1.5)	(1.9)	(4.9)	(0.2)
Provisions for credit losses	—	—	—	(18.4)
Other segment expenses*	(29.3)	(57.2)	(6.8)	(4.5)
Total segment operating and financial services expenses	(93.0)	(126.9)	(77.4)	(32.2)	(329.5)
Segment operating earnings	$57.5	$109.9	$141.2	$68.9	$377.5

Reconciliation of segment net sales to total net sales and total revenues:
Segment net sales					$1,338.5
Intersegment eliminations					(147.7)
Total net sales					1,190.8
Financial services revenue					101.1
Total revenues					$1,291.9

Reconciliation of segment cost of goods sold to cost of goods sold:
Segment cost of goods sold					$(732.6)
Intersegment eliminations					147.7
Cost of goods sold					$(584.9)

Reconciliation of segment operating earnings to operating earnings and earnings before income taxes:
Segment operating earnings					$377.5
Corporate operating expenses					(30.1)
Operating earnings					347.4
Interest expense					(12.4)
Other income (expense) – net					14.3
Earnings before income taxes					$349.3

*	Other segment expenses primarily include:
Commercial & Industrial Group - shared service allocations; technology, travel and marketing expenses.
Snap-on Tools Group - franchisee support costs, shared service allocations and technology expenses.
Repair Systems & Information Group - technology, travel, professional-fee and marketing expenses; shared service allocations and a $22.0 million benefit for the 2025 legal settlement.
Financial Services - customer support and technology expenses.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment (continued):

	Nine Months Ended September 27, 2025
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial	Total
(Amounts in millions)	Group	Group	Group	Services	Segments
External net sales	$863.7	$1,459.9	$1,187.7	$—	$3,511.3
Intersegment net sales	195.7	—	221.6	—	417.3
Segment net sales	1,059.4	1,459.9	1,409.3	—	3,928.6
Segment cost of goods sold	(623.2)	(771.4)	(754.1)	—	(2,148.7)
Segment gross profit	436.2	688.5	655.2	—	1,779.9
Financial services revenue	—	—	—	304.9	304.9
Segment operating and financial services expenses
Personnel	(166.4)	(143.6)	(195.7)	(27.0)
Shipping and handling costs	(22.6)	(57.8)	—	—
Depreciation and amortization	(4.9)	(5.6)	(13.9)	(0.6)
Provisions for credit losses	—	—	—	(56.5)
Other segment expenses*	(84.7)	(162.5)	(62.5)	(13.4)
Total segment operating and financial services expenses	(278.6)	(369.5)	(272.1)	(97.5)	(1,017.7)
Segment operating earnings	$157.6	$319.0	$383.1	$207.4	$1,067.1

Reconciliation of segment net sales to total net sales and total revenues:
Segment net sales					$3,928.6
Intersegment eliminations					(417.3)
Total net sales					3,511.3
Financial services revenue					304.9
Total revenues					$3,816.2

Reconciliation of segment cost of goods sold to cost of goods sold:
Segment cost of goods sold					$(2,148.7)
Intersegment eliminations					417.3
Cost of goods sold					$(1,731.4)

Reconciliation of segment operating earnings to operating earnings and earnings before income taxes:
Segment operating earnings					$1,067.1
Corporate operating expenses					(79.0)
Operating earnings					988.1
Interest expense					(37.1)
Other income (expense) – net					43.0
Earnings before income taxes					$994.0

*	Other segment expenses primarily include:
Commercial & Industrial Group - shared service allocations; technology, travel and marketing expenses.
Snap-on Tools Group - franchisee support costs, shared service allocations and technology expenses.
Repair Systems & Information Group - technology, travel, professional-fee and marketing expenses; shared service allocations and a $22.0 million benefit for the 2025 legal settlement.
Financial Services - customer support and technology expenses.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment (continued):

	Three Months Ended September 28, 2024
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial	Total
(Amounts in millions)	Group	Group	Group	Services	Segments
External net sales	$288.7	$500.5	$357.8	$—	$1,147.0
Intersegment net sales	77.0	—	64.9	—	141.9
Segment net sales	365.7	500.5	422.7	—	1,288.9
Segment cost of goods sold	(214.9)	(264.0)	(222.2)	—	(701.1)
Segment gross profit	150.8	236.5	200.5	—	587.8
Financial services revenue	—	—	—	100.4	100.4
Segment operating and financial services expenses
Personnel	(53.8)	(49.1)	(62.4)	(9.0)
Shipping and handling costs	(7.0)	(21.9)	—	—
Depreciation and amortization	(1.8)	(1.9)	(5.4)	(0.2)
Provisions for credit losses	—	—	—	(15.9)
Other segment expenses*	(27.2)	(55.3)	(25.4)	(3.6)
Total segment operating and financial services expenses	(89.8)	(128.2)	(93.2)	(28.7)	(339.9)
Segment operating earnings	$61.0	$108.3	$107.3	$71.7	$348.3

Reconciliation of segment net sales to total net sales and total revenues:
Segment net sales					$1,288.9
Intersegment eliminations					(141.9)
Total net sales					1,147.0
Financial services revenue					100.4
Total revenues					$1,247.4

Reconciliation of segment cost of goods sold to cost of goods sold:
Segment cost of goods sold					$(701.1)
Intersegment eliminations					141.9
Cost of goods sold					$(559.2)

Reconciliation of segment operating earnings to operating earnings and earnings before income taxes:
Segment operating earnings					$348.3
Corporate operating expenses					(24.2)
Operating earnings					324.1
Interest expense					(12.5)
Other income (expense) – net					20.6
Earnings before income taxes					$332.2

*	Other segment expenses primarily include:
Commercial & Industrial Group - shared service allocations; technology, travel and marketing expenses.
Snap-on Tools Group - franchisee support costs, shared service allocations and technology expenses.
Repair Systems & Information Group - technology, travel, professional-fee and marketing expenses; shared service allocations.
Financial Services - customer support and technology expenses.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment (continued):

	Nine Months Ended September 28, 2024
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial	Total
(Amounts in millions)	Group	Group	Group	Services	Segments
External net sales	$884.7	$1,482.6	$1,141.4	$—	$3,508.7
Intersegment net sales	212.9	—	199.9	—	412.8
Segment net sales	1,097.6	1,482.6	1,341.3	—	3,921.5
Segment cost of goods sold	(644.8)	(769.8)	(725.1)	—	(2,139.7)
Segment gross profit	452.8	712.8	616.2	—	1,781.8
Financial services revenue	—	—	—	300.5	300.5
Segment operating and financial services expenses
Personnel	(163.5)	(144.2)	(189.7)	(26.2)
Shipping and handling costs	(20.5)	(66.1)	—	—
Depreciation and amortization	(5.9)	(5.6)	(16.0)	(0.7)
Provisions for credit losses	—	—	—	(52.2)
Other segment expenses*	(84.3)	(156.5)	(76.7)	(11.2)
Total segment operating and financial services expenses	(274.2)	(372.4)	(282.4)	(90.3)	(1,019.3)
Segment operating earnings	$178.6	$340.4	$333.8	$210.2	$1,063.0

Reconciliation of segment net sales to total net sales and total revenues:
Segment net sales					$3,921.5
Intersegment eliminations					(412.8)
Total net sales					3,508.7
Financial services revenue					300.5
Total revenues					$3,809.2

Reconciliation of segment cost of goods sold to cost of goods sold:
Segment cost of goods sold					$(2,139.7)
Intersegment eliminations					412.8
Cost of goods sold					$(1,726.9)

Reconciliation of segment operating earnings to operating earnings and earnings before income taxes:
Segment operating earnings					$1,063.0
Corporate operating expenses					(49.2)
Operating earnings					1,013.8
Interest expense					(37.3)
Other income (expense) – net					57.4
Earnings before income taxes					$1,033.9

*	Other segment expenses primarily include:
Commercial & Industrial Group - shared service allocations; technology, travel and marketing expenses.	Commercial & Industrial Group - shared service allocations; technology, travel and marketing expenses.
Snap-on Tools Group - franchisee support costs, shared service allocations and technology expenses.
Repair Systems & Information Group - technology, travel, professional-fee and marketing expenses; shared service allocations.
Financial Services - customer support and technology expenses.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment (continued):

(Amounts in millions)	September 27, 2025	December 28, 2024
Assets:
Commercial & Industrial Group	$1,326.5	$1,230.8
Snap-on Tools Group	1,006.8	937.5
Repair Systems & Information Group	1,799.6	1,695.5
Financial Services	2,500.7	2,491.9
Total assets from reportable segments	6,633.6	6,355.7
Corporate	1,804.3	1,633.0
Elimination of intersegment receivables	(82.3)	(91.9)
Total assets	$8,355.6	$7,896.8

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
Recent Developments
As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, the company’s business is subject to risks related to, among other factors, tariffs and other trade protection measures put in the place by the United States or other countries, as well as U.S. international trade relations, including those with China, Canada and the European Union. Starting in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries and multiple nations countered with reciprocal tariffs and other actions in response. The U.S. government continues to negotiate with other countries regarding the tariffs. While the company is relatively advantaged in the tariff environment, generally manufacturing products in the markets where they are sold, its costs can be affected by trade policies. In that regard, in the third quarter and first nine months of 2025, Snap-on mitigated the effects of incremental tariffs.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
RESULTS OF OPERATIONS
Results of operations for the three months ended September 27, 2025, and September 28, 2024, are as follows:

	Three Months Ended
(Amounts in millions)	September 27, 2025		September 28, 2024		Change
Net sales	$1,190.8	100.0%	$1,147.0	100.0%	$43.8	3.8%
Cost of goods sold	(584.9)	(49.1)%	(559.2)	(48.8)%	(25.7)	(4.6)%
Gross profit	605.9	50.9%	587.8	51.2%	18.1	3.1%
Operating expenses	(327.4)	(27.5)%	(335.4)	(29.2)%	8.0	2.4%
Operating earnings before financial services	278.5	23.4%	252.4	22.0%	26.1	10.3%

Financial services revenue	101.1	100.0%	100.4	100.0%	0.7	0.7%
Financial services expenses	(32.2)	(31.8)%	(28.7)	(28.6)%	(3.5)	(12.2)%
Operating earnings from financial services	68.9	68.2%	71.7	71.4%	(2.8)	(3.9)%

Operating earnings	347.4	26.9%	324.1	26.0%	23.3	7.2%
Interest expense	(12.4)	(1.0)%	(12.5)	(1.0)%	0.1	0.8%
Other income (expense) – net	14.3	1.1%	20.6	1.7%	(6.3)	(30.6)%
Earnings before income taxes	349.3	27.0%	332.2	26.7%	17.1	5.1%
Income tax expense	(77.5)	(6.0)%	(74.7)	(6.1)%	(2.8)	(3.7)%
Net earnings	271.8	21.0%	257.5	20.6%	14.3	5.6%
Net earnings attributable to noncontrolling interests	(6.4)	(0.5)%	(6.4)	(0.5)%	—	—%
Net earnings attributable to Snap-on Inc.	$265.4	20.5%	$251.1	20.1%	$14.3	5.7%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $1,190.8 million in the third quarter of 2025 represented an increase of $43.8 million from 2024 levels, reflecting a $34.8 million, or 3.0%, organic gain and $9.0 million of favorable foreign currency translation.
Gross profit of $605.9 million in the third quarter of 2025 compared to $587.8 million last year. Gross margin (gross profit as a percentage of net sales) in the quarter decreased 30 basis points (100 basis points (“bps”) equals 1.0 percent) from the third quarter of 2024 primarily reflecting 20 bps of unfavorable foreign currency effects. The impact of tariffs in the third quarter was largely offset by the higher sales volumes and benefits from the company’s “Rapid Continuous Improvement” or “RCI” initiatives.
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
Operating expenses of $327.4 million in the third quarter of 2025, including a $22.0 million benefit from the settlement of a legal matter (the “2025 legal settlement”), compared to $335.4 million last year. Operating expenses as a percentage of net sales improved 170 bps from last year primarily reflecting a 190 bps benefit from the 2025 legal settlement.
Operating earnings before financial services of $278.5 million in the third quarter of 2025, including a $22.0 million benefit from the 2025 legal settlement, compared to $252.4 million in 2024. As a percentage of net sales, operating earnings before financial services were 23.4% compared to 22.0% last year.
Financial services revenue of $101.1 million in the third quarter of 2025 compared to $100.4 million last year. Financial services operating earnings of $68.9 million compared to $71.7 million in 2024.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating earnings of $347.4 million in the third quarter of 2025, including a $22.0 million benefit from the 2025 legal settlement, compared to $324.1 million in 2024. As a percentage of revenues (net sales plus financial services revenue), operating earnings were 26.9% in the quarter compared to 26.0% last year.
Interest expense in the third quarter of 2025 decreased $0.1 million from last year. See Note 7 to the Condensed Consolidated Financial Statements for additional information on debt and credit facilities.
Other income (expense) – net primarily includes interest income, non-service components of net periodic benefit costs, and net gains and losses associated with hedging and currency exchange rate transactions. In the third quarter of 2025, other income (expense) – net included $6.0 million of increased year-over-year non-service net periodic benefit costs, primarily reflecting higher amortization of actuarial losses. See Note 15 to the Condensed Consolidated Financial Statements for additional information on Other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on was 22.6% and 22.9% in the third quarters of 2025 and 2024, respectively. See Note 6 to the Condensed Consolidated Financial Statements for additional information on income taxes.
Net earnings attributable to Snap-on of $265.4 million, or $5.02 per diluted share, in the third quarter of 2025, including a $16.2 million, or $0.31 per diluted share, after-tax benefit from the 2025 legal settlement, compared to $251.1 million, or $4.70 per diluted share, in the third quarter of 2024.
Results of operations for the nine months ended September 27, 2025, and September 28, 2024, are as follows:

	Nine Months Ended
(Amounts in millions)	September 27, 2025		September 28, 2024		Change
Net sales	$3,511.3	100.0%	$3,508.7	100.0%	$2.6	0.1%
Cost of goods sold	(1,731.4)	(49.3)%	(1,726.9)	(49.2)%	(4.5)	(0.3)%
Gross profit	1,779.9	50.7%	1,781.8	50.8%	(1.9)	(0.1)%
Operating expenses	(999.2)	(28.5)%	(978.2)	(27.9)%	(21.0)	(2.1)%
Operating earnings before financial services	780.7	22.2%	803.6	22.9%	(22.9)	(2.8)%

Financial services revenue	304.9	100.0%	300.5	100.0%	4.4	1.5%
Financial services expenses	(97.5)	(32.0)%	(90.3)	(30.0)%	(7.2)	(8.0)%
Operating earnings from financial services	207.4	68.0%	210.2	70.0%	(2.8)	(1.3)%

Operating earnings	988.1	25.9%	1,013.8	26.6%	(25.7)	(2.5)%
Interest expense	(37.1)	(1.0)%	(37.3)	(1.0)%	0.2	0.5%
Other income (expense) – net	43.0	1.1%	57.4	1.5%	(14.4)	(25.1)%
Earnings before income taxes	994.0	26.0%	1,033.9	27.1%	(39.9)	(3.9)%
Income tax expense	(218.7)	(5.7)%	(229.2)	(6.0)%	10.5	4.6%
Net earnings	775.3	20.3%	804.7	21.1%	(29.4)	(3.7)%
Net earnings attributable to noncontrolling interests	(19.1)	(0.5)%	(18.9)	(0.5)%	(0.2)	(1.1)%
Net earnings attributable to Snap-on Inc.	$756.2	19.8%	$785.8	20.6%	$(29.6)	(3.8)%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $3,511.3 million in the first nine months of 2025 represented an increase of $2.6 million from 2024 levels, reflecting $3.7 million of favorable foreign currency translation, partially offset by a $1.1 million organic sales decline.
Gross profit of $1,779.9 million in the first nine months of 2025 compared to $1,781.8 million last year. Gross margin in the first nine months decreased 10 bps from 2024 primarily reflecting 20 bps of unfavorable foreign currency effects. The impact of tariffs in the first nine months of 2025 was largely offset by benefits from the company’s RCI initiatives.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating expenses of $999.2 million in the first nine months of 2025, including a $22.0 million benefit from the 2025 legal settlement, compared to $978.2 million in 2024, which included a $22.5 million benefit for the final payments received associated with a separate legal matter (the “2024 legal payments”). Operating expenses as a percentage of net sales rose 60 bps from last year primarily due to increased personnel and other costs.
The effects of the $22.0 million benefit from the 2025 legal settlement and the $22.5 million benefit from the 2024 legal payments (collectively “the legal items”) were included in operating expenses, operating earnings before financial services, and operating earnings in 2025 and 2024, respectively. As a percentage of net sales, the legal items contributed a 60 bps benefit to operating expenses and operating earnings before financial services in their respective periods. As a percentage of revenues, operating earnings also included a 60 bps benefit from the legal items in both 2025 and 2024. Therefore, the legal items had no net effect on these year-over-year comparisons.
Operating earnings before financial services of $780.7 million in the first nine months of 2025 compared to $803.6 million in 2024. As a percentage of net sales, operating earnings before financial services were 22.2% compared to 22.9% last year.
Financial services revenue of $304.9 million in the first nine months of 2025 compared to $300.5 million last year. Financial services operating earnings of $207.4 million compared to $210.2 million in the first nine months of 2024.
Operating earnings of $988.1 million in the first nine months of 2025 compared to $1,013.8 million in 2024. As a percentage of revenues, operating earnings were 25.9% compared to 26.6% last year.
Interest expense in the first nine months of 2025 decreased $0.2 million from last year. See Note 7 to the Condensed Consolidated Financial Statements for additional information on debt and credit facilities.
Other income (expense) – net primarily includes interest income, non-service components of net periodic benefit costs, and net gains and losses associated with hedging and currency exchange rate transactions. In the first nine months of 2025, other income (expense) – net included $17.9 million of increased year-over-year non-service net periodic benefit costs, primarily reflecting higher amortization of actuarial losses. See Note 15 to the Condensed Consolidated Financial Statements for additional information on Other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on was 22.4% and 22.6% in the first nine months of 2025 and 2024, respectively. See Note 6 to the Condensed Consolidated Financial Statements for additional information on income taxes.
Net earnings attributable to Snap-on of $756.2 million, or $14.24 per diluted share, in the first nine months of 2025, including a $16.2 million, or $0.31 per diluted share, after-tax benefit from the 2025 legal settlement, compared to $785.8 million, or $14.69 per diluted share, in the first nine months of 2024, which included a $17.5 million, or $0.32 per diluted share, after-tax benefit from the 2024 legal payments.
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
Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	September 27, 2025		September 28, 2024		Change
External net sales	$297.8	81.0%	$288.7	78.9%	$9.1	3.2%
Intersegment net sales	69.9	19.0%	77.0	21.1%	(7.1)	(9.2)%
Segment net sales	367.7	100.0%	365.7	100.0%	2.0	0.5%
Segment cost of goods sold	(217.2)	(59.1)%	(214.9)	(58.8)%	(2.3)	(1.1)%
Segment gross profit	150.5	40.9%	150.8	41.2%	(0.3)	(0.2)%
Segment operating expenses	(93.0)	(25.3)%	(89.8)	(24.5)%	(3.2)	(3.6)%
Segment operating earnings	$57.5	15.6%	$61.0	16.7%	$(3.5)	(5.7)%
Segment net sales of $367.7 million in the third quarter of 2025 represented an increase of $2.0 million, or 0.5%, from 2024 levels, reflecting $4.8 million of favorable foreign currency translation, partially offset by a $2.8 million, or 0.8%, organic sales decline. The organic decrease includes a mid single-digit reduction in the segment’s Asia Pacific business, partially offset by low single-digit gains with customers in the critical industry arena and in the specialty torque operation.
Segment gross margin in the third quarter decreased 30 bps from last year due to 30 bps of unfavorable foreign currency effects. Higher material and other costs were offset by increased sales volumes in the higher-gross-margin critical industry sectors and savings from the segment’s RCI initiatives.
Segment operating expenses as a percentage of net sales in the third quarter rose 80 bps as compared to 2024 primarily reflecting the impact of lower sales in the Asia Pacific business, as well as increased personnel and other costs.
As a result of these factors, segment operating earnings of $57.5 million in the third quarter of 2025 compared to $61.0 million in 2024. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 15.6% in the third quarter of 2025 compared to 16.7% in 2024.

	Nine Months Ended
(Amounts in millions)	September 27, 2025		September 28, 2024		Change
External net sales	$863.7	81.5%	$884.7	80.6%	$(21.0)	(2.4)%
Intersegment net sales	195.7	18.5%	212.9	19.4%	(17.2)	(8.1)%
Segment net sales	1,059.4	100.0%	1,097.6	100.0%	(38.2)	(3.5)%
Cost of goods sold	(623.2)	(58.8)%	(644.8)	(58.7)%	21.6	3.3%
Gross profit	436.2	41.2%	452.8	41.3%	(16.6)	(3.7)%
Operating expenses	(278.6)	(26.3)%	(274.2)	(25.0)%	(4.4)	(1.6)%
Segment operating earnings	$157.6	14.9%	$178.6	16.3%	$(21.0)	(11.8)%

Segment net sales of $1,059.4 million in the first nine months of 2025 represented a decrease of $38.2 million, or 3.5%, from 2024 levels, reflecting a $41.9 million, or 3.8%, organic sales decline, partially offset by $3.7 million of favorable foreign currency translation. The organic decline includes a high single-digit reduction in the segment’s Asia Pacific operations, a mid single-digit decrease in the European-based hand tools business, and a low single-digit decline in activity with customers in critical industries, partially offset by a mid single-digit increase in specialty torque.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Segment gross margin in the first nine months decreased 10 bps from last year primarily reflecting the reduced sales volumes and 30 bps of unfavorable currency effects, partially offset by savings from the segment’s RCI initiatives.
Segment operating expenses as a percentage of net sales in the first nine months rose 130 bps as compared to 2024 primarily due to the impact of lower sales volumes, and increased personnel and other costs.
As a result of these factors, segment operating earnings of $157.6 million in the first nine months of 2025 compared to $178.6 million in 2024. Operating margin for the Commercial & Industrial Group of 14.9% in the first nine months of 2025 compared to 16.3% in 2024.
Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	September 27, 2025		September 28, 2024		Change
Segment net sales	$506.0	100.0%	$500.5	100.0%	$5.5	1.1%
Segment cost of goods sold	(269.2)	(53.2)%	(264.0)	(52.7)%	(5.2)	(2.0)%
Segment gross profit	236.8	46.8%	236.5	47.3%	0.3	0.1%
Segment operating expenses	(126.9)	(25.1)%	(128.2)	(25.7)%	1.3	1.0%
Segment operating earnings	$109.9	21.7%	$108.3	21.6%	$1.6	1.5%
Segment net sales of $506.0 million in the third quarter of 2025 represented an increase of $5.5 million, or 1.1%, from 2024 levels, reflecting a $4.9 million, or 1.0%, organic sales gain and $0.6 million of favorable foreign currency translation. The organic improvement was due to a low single-digit rise in the segment’s international operations and slightly higher sales in the U.S. business.
Segment gross margin in the third quarter decreased 50 bps from last year primarily due to a year-over-year shift in product mix.
Segment operating expenses as a percentage of net sales in the third quarter improved 60 bps as compared to 2024 primarily reflecting the higher sales volumes.
As a result of these factors, segment operating earnings of $109.9 million in the third quarter of 2025 compared to $108.3 million in 2024. Operating margin for the Snap-on Tools Group of 21.7% in the third quarter of 2025 compared to 21.6% last year.

	Nine Months Ended
(Amounts in millions)	September 27, 2025		September 28, 2024		Change
Segment net sales	$1,459.9	100.0%	$1,482.6	100.0%	$(22.7)	(1.5)%
Cost of goods sold	(771.4)	(52.8)%	(769.8)	(51.9)%	(1.6)	(0.2)%
Gross profit	688.5	47.2%	712.8	48.1%	(24.3)	(3.4)%
Operating expenses	(369.5)	(25.3)%	(372.4)	(25.1)%	2.9	0.8%
Segment operating earnings	$319.0	21.9%	$340.4	23.0%	$(21.4)	(6.3)%

Segment net sales of $1,459.9 million in the first nine months of 2025 represented a decrease of $22.7 million, or 1.5%, from 2024 levels, reflecting a $20.9 million, or 1.4%, organic sales decline and $1.8 million of unfavorable foreign currency translation. The organic reduction was due to a low single-digit decrease in the U.S., partially offset by a low single-digit gain in the segment’s international operations.
Segment gross margin in the first nine months decreased 90 bps from last year primarily due to a year-over-year shift in product mix, as well as a result of the reduced volumes.
Segment operating expenses as a percentage of net sales in the first nine months rose 20 bps as compared to 2024 primarily reflecting the lower sales volumes.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
As a result of these factors, segment operating earnings of $319.0 million in the first nine months of 2025 compared to $340.4 million in 2024. Operating margin for the Snap-on Tools Group of 21.9% in the first nine months of 2025 compared to 23.0% last year.
Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	September 27, 2025		September 28, 2024		Change
External net sales	$387.0	83.3%	$357.8	84.6%	$29.2	8.2%
Intersegment net sales	77.8	16.7%	64.9	15.4%	12.9	19.9%
Segment net sales	464.8	100.0%	422.7	100.0%	42.1	10.0%
Segment cost of goods sold	(246.2)	(53.0)%	(222.2)	(52.6)%	(24.0)	(10.8)%
Segment gross profit	218.6	47.0%	200.5	47.4%	18.1	9.0%
Segment operating expenses	(77.4)	(16.6)%	(93.2)	(22.0)%	15.8	17.0%
Segment operating earnings	$141.2	30.4%	$107.3	25.4%	$33.9	31.6%
Segment net sales of $464.8 million in the third quarter of 2025 represented an increase of $42.1 million, or 10.0%, from 2024 levels, reflecting a $38.1 million, or 8.9%, organic sales gain and $4.0 million of favorable foreign currency translation. The organic improvement includes a double-digit increase in activity with OEM dealerships and a high single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers, partially offset by a low single-digit decline in sales of undercar equipment.
Segment gross margin in the third quarter decreased 40 bps from last year primarily reflecting increased sales of lower-gross-margin products, higher material and other costs, and 20 bps of unfavorable foreign currency effects, partially offset by savings from the segment’s RCI initiatives.
Segment operating expenses in the third quarter of 2025 included a $22.0 million benefit from the 2025 legal settlement. Segment operating expenses as a percentage of net sales in the third quarter improved 540 bps from 2024 primarily due to a 480 bps benefit from the 2025 legal settlement, as well as from the higher sales volumes.
As a result of these factors, segment operating earnings of $141.2 million in the third quarter of 2025, including a $22.0 million benefit from the 2025 legal settlement, compared to $107.3 million in 2024. Operating margin for the Repair Systems & Information Group of 30.4% in the third quarter of 2025 compared to 25.4% last year.

	Nine Months Ended
(Amounts in millions)	September 27, 2025		September 28, 2024		Change
External net sales	$1,187.7	84.3%	$1,141.4	85.1%	$46.3	4.1%
Intersegment net sales	221.6	15.7%	199.9	14.9%	21.7	10.9%
Segment net sales	1,409.3	100.0%	1,341.3	100.0%	68.0	5.1%
Cost of goods sold	(754.1)	(53.5)%	(725.1)	(54.1)%	(29.0)	(4.0)%
Gross profit	655.2	46.5%	616.2	45.9%	39.0	6.3%
Operating expenses	(272.1)	(19.3)%	(282.4)	(21.0)%	10.3	3.6%
Segment operating earnings	$383.1	27.2%	$333.8	24.9%	$49.3	14.8%

Segment net sales of $1,409.3 million in the first nine months of 2025 represented an increase of $68.0 million, or 5.1%, from 2024 levels, reflecting a $65.8 million, or 4.9%, organic sales gain and $2.2 million of favorable foreign currency translation. The organic improvement includes a double-digit increase in activity with OEM dealerships and a mid single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers, partially offset by a mid single-digit decline in sales of undercar equipment.
Segment gross margin in the first nine months improved 60 bps from last year primarily due to favorable business mix and benefits from the segment’s RCI initiatives, partially offset by higher material and other costs, as well as 20 bps of unfavorable foreign currency effects.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Segment operating expenses in the first nine months of 2025 included a $22.0 million benefit from the 2025 legal settlement. Segment operating expenses as a percentage of net sales in the first nine months improved 170 bps from 2024 reflecting a 160 bps benefit from the 2025 legal settlement, while the effects of higher sales volumes and savings from RCI initiatives, were partially offset by increased personnel and other costs.
As a result of these factors, segment operating earnings of $383.1 million in the first nine months of 2025, including a $22.0 million benefit from the 2025 legal settlement, compared to $333.8 million in 2024. Operating margin for the Repair Systems & Information Group of 27.2% in the first nine months of 2025 compared to 24.9% last year.
Financial Services

	Three Months Ended
(Amounts in millions)	September 27, 2025		September 28, 2024		Change
Financial services revenue	$101.1	100.0%	$100.4	100.0%	$0.7	0.7%
Financial services expenses	(32.2)	(31.8)%	(28.7)	(28.6)%	(3.5)	(12.2)%
Segment operating earnings	$68.9	68.2%	$71.7	71.4%	$(2.8)	(3.9)%
Financial services revenue is generally dependent on the size of the average financial services portfolio during the period, as well as on the average yield on receivables. Financial services revenue of $101.1 million in the third quarter of 2025 represented an increase of $0.7 million, or 0.7%, from last year. In the third quarters of both 2025 and 2024, the average yield on finance receivables was 17.7% and the average yield on contract receivables was 9.1%. Originations of $274.1 million in the third quarter of 2025 represented a decrease of $13.9 million, or 4.8%, from 2024 levels.
Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses in the third quarter of 2025 increased $3.5 million from last year primarily due to $2.6 million of higher provisions for credit losses, as well as increased personnel and other costs. As a percentage of the average financial services portfolio, expenses were 1.3% and 1.1% in the respective third quarters of 2025 and 2024.
As a result of these factors, segment operating earnings of $68.9 million in the third quarter of 2025 compared to $71.7 million in 2024.

	Nine Months Ended
(Amounts in millions)	September 27, 2025		September 28, 2024		Change
Financial services revenue	$304.9	100.0%	$300.5	100.0%	$4.4	1.5%
Financial services expenses	(97.5)	(32.0)%	(90.3)	(30.0)%	(7.2)	(8.0)%
Segment operating earnings	$207.4	68.0%	$210.2	70.0%	$(2.8)	(1.3)%

Financial services revenue of $304.9 million in the first nine months of 2025 represented an increase of $4.4 million, or 1.5%, from last year. In the first nine months of 2025 and 2024, the respective average yields on finance receivables were 17.6% and 17.7%. In the first nine months of 2025 and 2024, the average yields on contract receivables were 9.1% and 9.0%, respectively. Originations of $835.8 million in the first nine months of 2025 represented a decrease of $62.0 million, or 6.9%, from 2024 levels.
Financial services expenses in the first nine months of 2025 increased $7.2 million from last year primarily due to $4.4 million of higher provisions for credit losses, as well as increased personnel and other costs. As a percentage of the average financial services portfolio, expenses were 3.9% and 3.6% in the respective first nine months of 2025 and 2024.
As a result of these factors, segment operating earnings of $207.4 million in the first nine months of 2025 compared to $210.2 million in 2024.
Corporate
Snap-on’s third quarter 2025 general corporate expenses of $30.1 million compared to $24.2 million last year. The year-over-year increase in general corporate expenses primarily reflects higher stock-based compensation and brand-building costs.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
For the first nine months of 2025, general corporate expenses of $79.0 million compared to $49.2 million in 2024. The year-over-year increase primarily reflects benefits from the 2024 legal payments received in the first nine months of 2024, as well as higher brand-building costs in 2025.

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
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended September 27, 2025, and September 28, 2024, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$1,190.8	$1,147.0	$—	$—
Cost of goods sold	(584.9)	(559.2)	—	—
Gross profit	605.9	587.8	—	—
Operating expenses	(327.4)	(335.4)	—	—
Operating earnings before financial services	278.5	252.4	—	—

Financial services revenue	—	—	101.1	100.4
Financial services expenses	—	—	(32.2)	(28.7)
Operating earnings from financial services	—	—	68.9	71.7

Operating earnings	278.5	252.4	68.9	71.7
Interest expense	(12.4)	(12.5)	—	—
Intersegment interest income (expense) – net	16.7	16.8	(16.7)	(16.8)
Other income (expense) – net	14.2	20.6	0.1	—
Earnings before income taxes and equity earnings	297.0	277.3	52.3	54.9
Income tax expense	(64.5)	(62.0)	(13.0)	(12.7)
Earnings before equity earnings	232.5	215.3	39.3	42.2
Financial services – net earnings attributable to Snap-on	39.3	42.2	—	—
Net earnings	271.8	257.5	39.3	42.2
Net earnings attributable to noncontrolling interests	(6.4)	(6.4)	—	—
Net earnings attributable to Snap-on	$265.4	$251.1	$39.3	$42.2

* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the nine months ended September 27, 2025, and September 28, 2024, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$3,511.3	$3,508.7	$—	$—
Cost of goods sold	(1,731.4)	(1,726.9)	—	—
Gross profit	1,779.9	1,781.8	—	—
Operating expenses	(999.2)	(978.2)	—	—
Operating earnings before financial services	780.7	803.6	—	—

Financial services revenue	—	—	304.9	300.5
Financial services expenses	—	—	(97.5)	(90.3)
Operating earnings from financial services	—	—	207.4	210.2

Operating earnings	780.7	803.6	207.4	210.2
Interest expense	(37.1)	(37.3)	—	—
Intersegment interest income (expense) – net	51.1	50.6	(51.1)	(50.6)
Other income (expense) – net	42.8	57.3	0.2	0.1
Earnings before income taxes and equity earnings	837.5	874.2	156.5	159.7
Income tax expense	(179.6)	(189.3)	(39.1)	(39.9)
Earnings before equity earnings	657.9	684.9	117.4	119.8
Financial services – net earnings attributable to Snap-on	117.4	119.8	—	—
Net earnings	775.3	804.7	117.4	119.8
Net earnings attributable to noncontrolling interests	(19.1)	(18.9)	—	—
Net earnings attributable to Snap-on	$756.2	$785.8	$117.4	$119.8

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheets information as of September 27, 2025, and December 28, 2024, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 27, 2025	December 28, 2024	September 27, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,533.9	$1,360.4	$0.2	$0.1
Intersegment receivables	18.5	15.1	—	—
Trade and other accounts receivable – net	924.8	815.0	0.9	0.6
Finance receivables – net	—	—	625.1	610.3
Contract receivables – net	5.0	4.8	121.5	115.2
Inventories – net	1,024.5	943.4	—	—
Prepaid expenses and other current assets	152.3	143.8	11.2	9.4
Total current assets	3,659.0	3,282.5	758.9	735.6

Property and equipment – net	557.2	540.2	2.5	2.4
Operating lease right-of-use assets	81.9	83.8	5.3	5.6
Investment in Financial Services	403.5	403.5	—	—
Deferred income tax assets	46.3	51.8	27.2	26.2
Intersegment long-term notes receivable	831.3	831.8	—	—
Long-term finance receivables – net	—	—	1,291.5	1,312.0
Long-term contract receivables – net	8.0	8.4	415.0	409.9
Goodwill	1,105.8	1,056.8	—	—
Other intangible assets – net	275.4	267.6	—	—
Pension assets	130.1	125.4	—	—
Other long-term assets	42.6	35.6	0.3	0.2
Total assets	$7,141.1	$6,687.4	$2,500.7	$2,491.9

* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	September 27, 2025	December 28, 2024	September 27, 2025	December 28, 2024
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$21.3	$13.7	$—	$—
Accounts payable	269.7	265.4	1.6	0.5
Intersegment payables	—	—	18.5	15.1
Accrued benefits	62.1	67.2	—	—
Accrued compensation	81.8	83.5	2.7	2.6
Franchisee deposits	73.8	70.9	—	—
Other accrued liabilities	466.8	443.6	31.1	27.7
Total current liabilities	975.5	944.3	53.9	45.9

Long-term debt and intersegment long-term debt	—	—	2,017.5	2,017.3
Deferred income tax liabilities	74.3	73.5	—	—
Retiree health care benefits	17.9	19.4	—	—
Pension liabilities	75.0	78.4	—	—
Operating lease liabilities	59.1	63.0	5.5	5.6
Other long-term liabilities	95.5	91.8	20.3	19.6
Total liabilities	1,297.3	1,270.4	2,097.2	2,088.4
Total shareholders’ equity attributable to Snap-on	5,819.0	5,394.1	403.5	403.5
Noncontrolling interests	24.8	22.9	—	—
Total equity	5,843.8	5,417.0	403.5	403.5
Total liabilities and equity	$7,141.1	$6,687.4	$2,500.7	$2,491.9

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
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of October 10, 2025, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurance that financing will be available in the future on acceptable terms, or that its debt ratings will not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
Working capital (current assets less current liabilities) of $3,388.5 million as of September 27, 2025, represented an increase of $360.6 million from $3,027.9 million as of December 28, 2024 (fiscal 2024 year end), primarily as a result of the net changes discussed below.
The following represents the company’s working capital position as of September 27, 2025, and December 28, 2024:

(Amounts in millions)	September 27, 2025	December 28, 2024
Cash and cash equivalents	$1,534.1	$1,360.5
Trade and other accounts receivable – net	925.7	815.6
Finance receivables – net	625.1	610.3
Contract receivables – net	126.5	120.0
Inventories – net	1,024.5	943.4
Prepaid expenses and other current assets	149.4	139.6
Total current assets	4,385.3	3,989.4

Notes payable	(21.3)	(13.7)
Accounts payable	(271.3)	(265.9)
Other current liabilities	(704.2)	(681.9)
Total current liabilities	(996.8)	(961.5)
Working capital	$3,388.5	$3,027.9

Cash and cash equivalents of $1,534.1 million as of September 27, 2025, represented an increase of $173.6 million from 2024 year-end levels primarily due to: (i) $813.6 million of cash generated from operations; (ii) $642.5 million of cash from collections of finance receivables; and (iii) $60.0 million of cash proceeds from stock purchase plans and stock option exercises. These increases in cash and cash equivalents were partially offset by: (i) the funding of $678.4 million of new finance receivables; (ii) dividend payments to shareholders of $335.5 million; (iii) the repurchase of 760,000 shares of the company’s common stock for $248.2 million; and (iv) the funding of $62.5 million of capital expenditures.
Of the $1,534.1 million of cash and cash equivalents as of September 27, 2025, $604.3 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it can be accomplished in a tax efficient manner.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Trade and other accounts receivable – net of $925.7 million as of September 27, 2025, represented an increase of $110.1 million from 2024 year-end levels. The increase primarily reflects a higher mix of sales with longer payment terms, $25.1 million of foreign currency translation, and $17.7 million from the 2025 legal settlement. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months of sales, times 360 days) was 71 days for September 27, 2025, and 62 days for December 28, 2024.
The current portions of net finance and contract receivables of $751.6 million as of September 27, 2025, compared to $730.3 million at 2024 year end. The long-term portions of net finance and contract receivables of $1,714.5 million as of September 27, 2025, compared to $1,730.3 million at 2024 year end.
Inventories – net of $1,024.5 million as of September 27, 2025, represented an increase of $81.1 million from December 28, 2024, primarily due to uncertainty in the current trade environment and $38.9 million of foreign currency translation. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balances for the trailing 12 months) were 2.3 turns and 2.4 turns as of September 27, 2025, and December 28, 2024, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 63% of total inventories as of September 27, 2025, and 57% of total inventories as of December 28, 2024. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $126.8 million and $122.4 million as of September 27, 2025, and December 28, 2024, respectively.
Notes payable of $21.3 million as of September 27, 2025, compared to $13.7 million as of 2024 year end.
Accounts payable of $271.3 million as of September 27, 2025, represented an increase of $5.4 million from December 28, 2024, primarily due to $7.5 million of foreign currency translation.
Other accrued liabilities of $483.8 million as of September 27, 2025, represented an increase of $26.1 million from 2024 year-end levels primarily due to an increase in accrued income taxes and $12.5 million of foreign currency translation.
Long-term debt of $1,186.2 million as of September 27, 2025, consisted of: (i) $300 million of unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”); (ii) $400 million of unsecured 4.10% notes that mature on March 1, 2048 (the “2048 Notes”); and (iii) $500 million of 3.10% notes that mature on May 1, 2050 (“the 2050 Notes”), partially offset by $13.8 million of unamortized debt issuance costs and issuance discounts.
Snap-on has a $900 million multicurrency revolving credit facility that terminates on September 12, 2028 (the “Credit Facility”). The Credit Facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. No amounts were borrowed or outstanding under the Credit Facility during the nine months ended and as of September 27, 2025.
Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of September 27, 2025, the company’s consolidated cash balance, net of certain adjustments, exceeded consolidated debt resulting in actual ratios of (0.04) and (0.16), respectively. Both ratios are within the permitted ranges set forth in this financial covenant.
Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. As of September 27, 2025, there were no commercial paper issuances outstanding.

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
Operating Activities
Net cash provided by operating activities was $813.6 million and $924.0 million in the respective first nine months of 2025 and 2024. The $110.4 million year-over-year decrease in net cash provided by operating activities primarily reflects an $88.8 million change in net operating assets and liabilities and a $29.4 million decrease in net earnings.

Investing Activities
Net cash used by investing activities of $99.0 million in the first nine months of 2025 included additions to finance receivables of $678.4 million, partially offset by collections of $642.5 million. Net cash used by investing activities of $163.9 million in the first nine months of 2024 included additions to finance receivables of $731.3 million, partially offset by collections of $629.3 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics, and equipment products on an extended-term payment plan, with average payment terms of approximately four years.
Capital expenditures were $62.5 million and $65.4 million in the respective first nine months of 2025 and 2024. Capital expenditures in both years included continued investments related to the company’s execution of its strategic growth initiatives and Value Creation Processes around safety, quality, customer connection, innovation and RCI.
Financing Activities
Net cash used by financing activities was $545.4 million in the first nine months of 2025 and $448.3 million in the first nine months of 2024. Proceeds from stock purchase plans and stock option exercises totaled $60.0 million and $61.6 million in the respective first nine months of 2025 and 2024. In the first nine months of 2025, Snap-on repurchased 760,000 shares of its common stock for $248.2 million under its previously announced share repurchase programs. In the first nine months of 2024, Snap-on repurchased 637,000 shares of its common stock for $177.5 million under its previously announced share repurchase programs. As of September 27, 2025, Snap-on had remaining availability to repurchase up to an additional $306.0 million in common stock pursuant to its Board’s authorizations. The repurchase of Snap-on common stock to offset dilution related to equity plan issuances or for other corporate purposes is at the company’s discretion, subject to prevailing financial and market conditions. Snap‑on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $335.5 million and $294.1 million in the respective first nine months of 2025 and 2024. On November 8, 2024, the Board increased the quarterly cash dividend by 15.1% to $2.14 per share ($8.56 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Critical Accounting Policies and Estimates
Snap-on’s critical accounting policies and estimates, which are discussed in its Annual Report on Form 10-K for the fiscal year ended December 28, 2024, have not materially changed since the report was filed.
Outlook
We believe that our markets and our operations possess and have demonstrated continuing and considerable resilience against the uncertainties of the current environment. Snap-on expects to make ongoing progress along its decisive runways for coherent growth, leveraging capabilities already proven in the automotive repair arena, developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, we project that capital expenditures in 2025 will approximate $100 million, of which $62.5 million was incurred in the first nine months of the year.
Snap-on currently anticipates that its full-year 2025 effective income tax rate will be in the range of 22% to 23%.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the third quarter of 2025. Refer to Part II, Item 7A: Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 28, 2024, for further discussion.

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
The estimated maximum potential net one-day loss in fair value, calculated using the VAR model, as of September 27, 2025, was $6.9 million, consisting of a $7.4 million loss on interest rate-sensitive financial instruments and a $0.5 million gain on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 27, 2025. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 27, 2025, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
There has been no change in the company’s internal control over financial reporting during the quarter ended September 27, 2025, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the third quarter of fiscal 2025, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution related to equity plan issuances and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions, and pursuant to the Board’s authorizations that the company has publicly announced.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs* (in millions)
6/29/2025 to 7/26/2025	50,000	$330.59	50,000	$353.2
7/27/2025 to 8/23/2025	105,000	323.77	105,000	335.7
8/24/2025 to 9/27/2025	95,000	331.14	95,000	306.0
Total/Average	250,000	327.94	250,000	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of September 27, 2025, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $306.0 million.

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

Other Purchases or Sales of Equity Securities
During the quarterly period ended September 27, 2025, there were no transactions in shares of Snap-on’s common stock by a counterparty pursuant to a prepaid equity forward agreement (the “Agreement”) that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, the counterparty may purchase or sell shares of the company’s common stock for its account in the market or in privately negotiated transactions. At termination, the Agreement settles in cash and does not provide for Snap-on to purchase or repurchase its shares.

Item 5: Other Information

In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, during the quarterly period ended September 27, 2025, no officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

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

SNAP-ON INCORPORATED
Date: October 16, 2025	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer