Form 10-K
period 2026-01-03
Snap-on Inc
filed 2026-02-12
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2026, or

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
Large accelerated filer  ☒    Accelerated filer  ☐   Non-accelerated filer  ☐
Smaller reporting company  ☐     Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates (excludes 1,130,216 shares held by directors and executive officers) computed by reference to the price ($311.01) at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2025) was $15.9 billion.
The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 6, 2026, was 51,913,121 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on Incorporated’s Proxy Statement, which is expected to first be mailed to shareholders on or about March 12, 2026, prepared for the Annual Meeting of Shareholders scheduled for April 30, 2026.

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
•The effects of external economic factors, including adverse developments in world financial markets, disruptions related to tariffs and other trade or sanction issues, and global supply chain inefficiencies;
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

Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

2025 ANNUAL REPORT	3

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

Fiscal Year
Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2025” or “2025” refer to the fiscal year ended January 3, 2026; references to “fiscal 2024” or “2024” refer to the fiscal year ended December 28, 2024; and references to “fiscal 2023” or “2023” refer to the fiscal year ended December 30, 2023. References in this document to 2025, 2024 and 2023 year end refer to January 3, 2026, December 28, 2024, and December 30, 2023, respectively. Snap-on’s 2025 fiscal year contained 53 weeks of operating results with the additional week occurring in the fourth quarter. The 2024 and 2023 fiscal years each contained 52 weeks of operating results.

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
The company began with the development of the original Snap-on interchangeable socket set and subsequently pioneered mobile tool distribution in the automotive repair market, where well-stocked vans sell to professional vehicle technicians at their place of business. Since that time, our principal value-creating mechanism has been to observe work and translate the insights gained into creative solutions that make essential tasks easier, meeting the needs of rapidly-evolving workplaces. Today, Snap-on extends its reach “beyond the garage,” and the company’s “coherent growth” strategy focuses on developing and expanding its professional customer base in its legacy automotive market, as well as in adjacent markets, additional geographies and other areas, including in critical industries, where the cost and penalties for failure are high. In addition to its coherent growth strategy, Snap-on is committed to its “Value Creation Processes” – a set of strategic principles and processes designed to create value and employed in the areas of (i) safety; (ii) quality; (iii) customer connection; (iv) innovation; and (v) rapid continuous improvement (“RCI”). Snap-on’s RCI initiatives employ a structured set of tools and processes across multiple businesses and geographies intended to eliminate waste and improve operations. Savings from Snap-on’s RCI initiatives reflect benefits from a wide variety of ongoing efficiency, productivity and process improvements, including savings generated from product design cost reductions, improved manufacturing line set-up and change-over practices, lower-cost sourcing initiatives and facility consolidations.
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
Snap-on evaluates the performance of the Commercial & Industrial Group, the Snap-on Tools Group and the Repair Systems & Information Group operating segments based on segment net sales and segment operating earnings. The segment net sales of the Snap‑on Tools Group reflect external net sales, while the segment net sales of the Commercial & Industrial Group and the Repair Systems & Information Group include both external and intersegment net sales. Snap-on accounts for intersegment net sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. The Financial Services operating segment is evaluated based on financial services revenue and segment operating earnings. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Corporate assets consist of cash and cash equivalents (excluding cash held at Financial Services), deferred income taxes and certain other assets. Corporate expenses primarily reflect stock-based compensation and other costs not attributable to an operating segment. Intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results.
Acquisitions
Snap-on has continued to broaden its business through a series of coherent acquisitions, which have expanded and enhanced Snap-on’s capabilities in a variety of critical industries and in its business operations serving primarily owners and managers of independent repair shops and OEM dealerships. For information regarding acquisitions, see Note 3 to the Consolidated Financial Statements.
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

2025 ANNUAL REPORT	5

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

	Net Sales
(Amounts in millions)	2025	2024	2023
Product Category:
Tools	$2,541.9	$2,546.2	$2,528.9
Diagnostics, information and management systems	1,112.2	1,028.1	991.2
Equipment	1,089.1	1,133.1	1,210.1
	$4,743.2	$4,707.4	$4,730.2

The tools product category includes hand tools, power tools, tool storage products and other similar products. Hand tools include wrenches, sockets, ratchet wrenches, pliers, screwdrivers, punches and chisels, saws and cutting tools, pruning tools, torque tools and other similar products. Power tools include cordless (battery), pneumatic (air), hydraulic and corded (electric) tools, such as impact wrenches, ratchets, screwdrivers, drills, sanders, grinders and other similar products. Tool storage includes tool chests, roll cabinets and other similar products. For many industrial customers, Snap-on creates specific, engineered solutions, including facility-level tool control and asset management hardware and software, custom kits in a wide range of configurations, and custom-built tools designed to meet customer requirements. The majority of products are manufactured by Snap-on and, in completing the product offering, other items are purchased from external manufacturers.
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

Products are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

Names	Products and Services

Snap-on	Hand tools, power tools, tool storage products (including tool control software and hardware), diagnostics, certain equipment and related accessories, mobile tool stores, websites, electronic parts catalogs, warranty analytics solutions, business management systems and services, OEM specialty tools and equipment development and distribution, and OEM facilitation services

ATI	Aircraft hand tools and machine tools

AutoCrib	Asset and tool control systems

autoVHC	Vehicle inspection and training services

BAHCO	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage, including tool control systems

Blue-Point	Hand tools, power tools, tool storage, diagnostics, certain equipment and related accessories

Car-O-Liner	Collision repair equipment and information systems

Cartec	Safety testing, brake testers, test lane equipment, dynamometers, suspension testers, emission testers and other equipment

CDI	Torque tools

Challenger	Vehicle lifts

Cognitran	OEM SaaS products

Dealer-FX	Service operation solutions and OEM SaaS systems

Ecotechnics	Vehicle air conditioning service equipment

Fastorq	Hydraulic torque and tensioning products

Fish and Hook	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage

Hofmann	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Irimo	Saw blades, cutting tools, hand tools, power tools and tool storage

John Bean	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Josam	Heavy duty alignment and collision repair solutions

Lindström	Hand tools

Mitchell1	Repair and service information, shop management systems and business services

Mountz	Torque tools

Nexiq	Diagnostic tools, information and program distributions for fleet and heavy duty equipment

Norbar	Torque tools

Power Hawk	Rescue tools and related equipment for military, government, fire and rescue

Pro-Cut	Brake service equipment and accessories

ShopKey	Repair and service information, shop management systems and business services

Sioux	Power tools

Sturtevant Richmont	Torque tools

Sun	Diagnostic tools, wheel balancers, vehicle lifts, tire changers, wheel aligners, air conditioning products and emission testers

TreadReader	Automotive tire drive-over ramps and handheld devices

TruckCam	Commercial vehicle OEM factory solutions

Williams	Hand tools, tool storage, certain equipment and related accessories

2025 ANNUAL REPORT	7

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
The market for vehicle service and repair is driven by an accelerating rate of technological change, car and truck population growth and increasing unit age, and the resulting effects of these changes on both our suppliers and customers. Snap-on has historically benefited from the increasing complexity of car and truck fleets and the changing tools, technologies and data needed to monitor, calibrate, service and repair evolving vehicle platforms. While new technologies, including those associated with alternative energy drivetrains and greater vehicle autonomy, may alter the nature of certain service and repair for particular vehicle types, we believe many of these new technologies provide opportunities to fulfill requirements for enhanced solutions or greater precision. Snap-on believes it is well positioned to innovate new products to address these changing needs and to extend its leadership position in the expanding vehicle service and repair market sector.
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

Distribution Channels
Snap-on serves customers primarily through the following channels of distribution: (i) the mobile van channel; (ii) company direct sales; (iii) distributors; and (iv) digital commerce. The following discussion summarizes Snap-on’s general approach for each channel and is not intended to be all-inclusive.
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
Snap-on charges nominal initial and ongoing monthly franchise fees. Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training, marketing and product promotion programs, and technology support), is recognized as the fees are earned. Franchise fee revenue totaled $21.2 million, $19.4 million and $18.7 million in fiscal 2025, 2024 and 2023, respectively.
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
Snap-on also has a company-owned route program that is designed to: (i) provide another pool of potential field organization personnel; (ii) service customers in select new and/or open routes not currently serviced by franchisees; and (iii) allow Snap‑on to pilot new sales and promotional ideas before introducing them to franchisees. As of 2025 year end, company-owned routes comprised approximately 5% of the total route population. Snap-on may elect to increase or reduce the number of company-owned routes in the future. As of 2025 year end, Snap-on’s total route count was approximately 4,700, including approximately 3,400 routes in the United States.
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
Snap-on brand tools and equipment are marketed to industrial and governmental customers worldwide through both industrial sales associates and independent distributors. Selling activities focus on industrial customers whose main purchase criteria are quality and integrated solutions. As of 2025 year end, Snap-on had industrial sales associates and independent distributors primarily in the United States, Canada and in various European, Latin American, Middle Eastern, Asia Pacific and African countries, with the United States representing the majority of Snap-on’s total industrial sales.

2025 ANNUAL REPORT	9

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
Digital Commerce
Snap-on communicates with current and prospective customers through its digital ecosystem including websites (such as www.snapon.com), apps, and social media channels across its businesses. For select customers served by the Commercial & Industrial Group and the Repair Systems & Information Group, the company provides a variety of specific digital platforms to accommodate research and the direct purchase of products and services.
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
Resources
Raw Materials and Purchased Product
Snap-on’s supply of raw materials, including steel, and purchased components are generally available from numerous suppliers and the company continuously works to expand and enhance supplier relationships to meet its supply needs. Snap-on believes it has secured sufficient raw materials and purchased components for the near future to meet the expected general sales demand. While the company does experience raw material and component cost fluctuations, as well as availability variations from time to time and from operation to operation, Snap-on endeavors to employ its RCI processes to improve efficiencies and reduce waste to minimize the impact of any cost increases. The company does not currently anticipate any significant impact in 2026 from raw material and purchased component cost or availability issues.
To date, the company has not observed any meaningful supply shortages or cost increases directly or indirectly resulting from climate change factors.

10	SNAP-ON INCORPORATED

Patents, Trademarks and Other Intellectual Property
Snap-on vigorously pursues and relies on patent protection to safeguard its intellectual property and position in its markets. As of 2025 year end, Snap-on and its subsidiaries held approximately 945 active and pending patents in the United States and approximately 3,590 active and pending patents outside of the United States. Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in any of the last three years.
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
Snap-on believes that it complies with applicable environmental and government requirements in its operations. Expenditures on environmental and governmental matters through EH & SMS have not had a material effect upon Snap-on’s capital expenditures, earnings or competitive position. However, the global focus on climate change is resulting in new and/or more stringent environmental or sustainability-related regulations or standards. While such regulations have historically created select opportunities for our business operations, the company continually monitors developments in this area.
Human Capital Management
As of January 3, 2026, Snap-on employed approximately 13,000 people worldwide, of which approximately 7,300 were employed in the United States and approximately 5,700 were outside the United States. Recently filed EEO-1 data is available under “ESG Reporting” in the “Investors” section of the company’s website at www.snapon.com. Additionally, on a global basis, approximately 2,300 employees are represented by unions and/or covered under collective bargaining agreements with varying expiration dates through 2029. In recent years, Snap-on has not experienced any significant work slowdowns, stoppages or other labor disruptions.
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

2025 ANNUAL REPORT	11

Successful execution of our way forward is dependent on attracting, developing and retaining key employees and members of our management team, which we achieve through the following:
•Snap-on believes strongly in workplace safety. As a permanent priority agenda item at all operational meetings, safety comes first. Snap-on strives to maintain a safe workplace and expects its employees to broadly embrace the company’s safety programs. Snap-on invests in its strong safety culture and in elevating the importance of worker safety throughout all levels of the organization. For 2025, Snap-on had an overall safety incident rate of 0.92 (number of injuries and illnesses multiplied by 200,000, divided by hours worked).
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
Social Responsibility and Sustainability Commitment
Snap-on is deeply dedicated to honoring and celebrating the dignity of work. The company supports upskilling the workforce through collaborations with Career and Technical Education (CTE) schools across the United States and throughout the world, and with SkillsUSA and World Skills to engage youth in order to enable and promote technical careers. Additionally, the company is a founding partner of the National Coalition of Certification Centers (NC3), which aims to more effectively match technical school curricula with the precise needs of the current and future workplace by developing, implementing, and sustaining industry-recognized certifications with programs in automotive, aviation, energy, oil and gas, manufacturing and other critical industries. To date, over 415,000 students have earned Snap-on certifications, preparing them for successful and satisfying careers across various technical disciplines.
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
For over 105 years, Snap-on has remained steadfast in connecting with customers, the people of work, and in creating products that solve the most critical tasks. The company’s offerings serve these professionals and society by providing productivity-enhancing solutions that are integral to the repair and maintenance of the equipment and systems that move our world forward, potentially prolonging useful lives and extending the replacement cycle. The company prioritizes continuous improvement in all facets of its operations, including environmental matters and health and safety. Snap-on strives to protect environmental quality and human welfare in its workplaces and in its communities by implementing sound policies designed to prevent, mitigate and reduce the company’s impact on the environment.

12	SNAP-ON INCORPORATED

Snap-on’s sustainability framework is focused on key areas impacting our industry, including energy management, employee health and safety, and material management, and is aligned with the principles of the International Financial Reporting Standards Foundation (formerly known as the Sustainability Accounting Standards Board or “SASB”), which has been consolidated into the International Financial Reporting Standards Foundation. Snap-on’s SASB Index is available under “ESG Reporting” in the “Investors” section of the company’s website at www.snapon.com. In addition, the company has voluntarily reported Scope 1 and Scope 2 greenhouse gas (“GHG”) emissions to the CDP (formerly known as the Carbon Disclosure Project) on an annual basis since 2008. In 2025, the company’s total Scope 1 and Scope 2 GHG emissions of 89,041 metric tons of carbon dioxide equivalent (“CO2e”) reflected an intensity of 18.8 (metric tons of CO2e, divided by net sales in millions).
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

2025 ANNUAL REPORT	13

The performance of Snap-on’s mobile tool distribution business depends on the success of its franchisees.
Approximately 38% of our consolidated net revenues (net sales plus financial services revenue) in 2025 were generated by the Snap-on Tools Group, which consists of Snap-on’s business operations primarily serving vehicle service and repair technicians through the company’s multinational mobile tool distribution channel. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services.
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
Approximately 29% of our revenues in 2025 were generated outside of the United States. Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets and critical industries. Numerous risks and uncertainties affect our non-U.S. operations. These include political, economic and social instability, such as acts of war, armed conflicts, civil disturbance or acts of terrorism, local labor conditions, and adverse changes in trade relations with China, Canada, the European Union and other nations. These also include changes in government policies and regulations, including those intended to address climate change and other sustainability-related factors, imposition of, or increases in withholding and other taxes on remittances and other payments by international subsidiaries, increases in trade sanctions, tariffs and other related measures, as well as exposure to liabilities under anti-bribery and anti-corruption laws in various countries, such as the U.S. Foreign Corrupt Practices Act. Risks related to our non-U.S. operations could further include currency volatility, supply chain inefficiencies, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, as well as reputational risks related to, among other factors, different standards and practices among countries. Should the economic environment in our non-U.S. markets deteriorate from current levels, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.
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
Snap-on’s supply of raw materials and purchased components are generally available from numerous suppliers, and the company continuously works to expand its supplier base to ensure availability. The principal raw material used in the manufacture of our products is steel, which we purchase in competitive, price-sensitive markets. To meet Snap-on’s high quality standards, a portion of our steel needs include specialized alloys, which are available only from a limited group of approved suppliers. Additionally, certain electronic components are sourced from a finite set of suppliers. Some of these specialized materials and components have been, and in the future may be, in short supply, particularly in the event of mill shutdowns or production cut backs. In addition, government actions (including those affecting trade), armed conflicts, weather events, outbreaks of infectious diseases or other circumstances beyond our control could also impact the availability of raw materials and components.

2025 ANNUAL REPORT	15

Raw materials, components and certain purchased finished goods can exhibit price and demand cyclicality, including as a result of tariffs, other trade protection measures, inflationary factors and supply chain inefficiencies. Starting in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries and multiple nations countered with reciprocal tariffs and other actions in response. While Snap-on is relatively advantaged in the tariff environment, generally manufacturing products in the markets where they are sold, the company’s costs can be affected by trade policies. Unexpected variability associated with these and other factors has resulted, and in the future could result, in an increase in product costs and require Snap-on to increase prices or reduce costs to maintain margins.
We use various energy sources to transport, produce and distribute products, and some of our products have components that are petroleum based. Petroleum and energy prices have periodically increased significantly over short periods of time; future volatility and changes may be caused by market fluctuations, supply and demand imbalances (including due to the proliferation of AI data centers), currency variabilities, production and transportation disruptions, climate change regulations, world events, including armed conflicts, and governmental actions. Energy price increases raise both our operating costs and the costs of our materials, and we may not be able to increase our prices enough to offset these costs. Higher prices also may reduce the level of future customer orders and our profitability.
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
The company has experienced and responded to cyber incidents. No event has had a significant impact on the results of our operations. Cyber events, however, could cause us to lose customers and/or revenue and could require us to incur significant expense to remediate, including as a result of legal or regulatory claims, proceedings, fines or penalties, and could also damage our reputation.
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

2025 ANNUAL REPORT	17

Exposure to credit risks of customers and resellers may make it difficult to collect receivables, and our allowances for credit losses for receivables may prove inadequate, which could adversely affect our operating results and financial condition.
A decline in industry and/or economic conditions has the potential to weaken the financial position of some of our customers, including financial services customers. If circumstances surrounding our customers’ ability to repay their credit obligations were to deteriorate and result in the write-down or write-off of such receivables, it would negatively affect our operating results for the relevant period and, if large, could have a material adverse effect on our business, financial condition, results of operations and cash flows. The company maintains allowances for credit losses for receivables to provide for defaults and nonperformance. These allowances represent an estimate of expected credit losses over the remaining contractual life of the receivables, using historical loss experience, asset specific risk characteristics, current conditions, reasonable and supportable forecasts, and an appropriate reversion period, when applicable. The determination of the appropriate levels of the allowances for credit losses involves a high degree of subjectivity and judgment, and requires the company to make estimates of credit risks, which may undergo material changes as a result of economic conditions and other factors. The company’s allowances may not be adequate to cover actual losses, and future provisions for credit losses could materially and adversely affect our financial condition, results of operations and cash flows.
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

18	SNAP-ON INCORPORATED

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

2025 ANNUAL REPORT	19

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
Regulations, such as the Corporate Sustainability Reporting Directive (CSRD) in the European Union, as well as various industry and third-party requirements or standards have been developed that are intended to address environmental or sustainability risks. New or increased regulatory requirements or standards may result in higher compliance or input costs, including those related to energy or raw materials, for us and our suppliers. If environmental laws or regulations or industry standards are either changed or adopted, and impose significant operational restrictions and compliance requirements upon the company, the company's business, reputation, results of operations, financial condition and competitive position could be negatively impacted. An inability to successfully or effectively respond to new, or changes in, legal or regulatory requirements concerning sustainability matters, or increased operating or manufacturing costs due to changes in the regulatory environment, could adversely affect our business.
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
Additionally, as a government contractor, purchasing regulations contain many operational requirements and a failure to comply with such requirements could result in civil and criminal penalties or other actions that could have a material adverse effect on the company’s reputation, business, financial condition and results of operations.
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

20	SNAP-ON INCORPORATED

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
In addition to the specific risks above, we, our franchisees and our customers, may be adversely affected by changing economic conditions, including conditions that may particularly impact specific regions. These conditions may result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending. We, our franchisees and our customers, and the economy as a whole, also may be affected by future world or local events outside our control, such as tariffs, sanctions and other trade protection measures put in place by the United States or other countries, acts of terrorism, developments in the war on terrorism, armed conflicts (including the ongoing war in Ukraine, as well as conflicts in other regions), civil unrest, conflicts in international situations, supply chain inefficiencies, labor interruptions, weather events and natural disasters (including physical impacts of climate change), outbreaks of infectious diseases, as well as government-related developments or issues, including changes in government appropriations, modifications to tax laws and regulations, new or enhanced regulations related to climate change and other sustainability matters, and changes in financial accounting standards. These factors may affect the results of operations by reducing our sales, margins and/or net earnings as a result of a slowdown in customer orders or order cancellations, impact the availability and/or pricing of raw materials and/or the supply chain, and could potentially lead to future impairment of goodwill or other intangible assets. In addition, political, social turmoil, international conflicts and terrorist acts may put pressure on global economic conditions. Unstable political, social and economic conditions may make it difficult for our franchisees, customers, suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition, results of operations and cash flows could be negatively affected.

Item 1B: Unresolved Staff Comments
None.

2025 ANNUAL REPORT	21

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
The company’s Vice President and Chief Information Officer (the “CIO”) is principally responsible for overseeing the company’s cybersecurity risk management program. The company’s CIO, along with multidisciplinary teams throughout the company, works collaboratively to implement a program designed to protect the company’s information systems from, and respond to, cybersecurity threats and incidents, including any originating at its third-party providers. The company has also appointed a Vice President, Information Technology Infrastructure and Security (the “VP of IT”), who oversees its Information Security Team. The CIO, who reports to the company’s President and Chief Executive Officer, has served in her role since 2017, and has over 20 years of information technology experience in positions of increasing responsibility. The VP of IT has served in information technology leadership roles at Snap-on for over 14 years. In addition to regularly updating senior management on information security matters as part of the company’s quarterly business review process, the CIO provides a dedicated presentation to the Board of Directors on information security matters at least once per year. The company’s Chief Executive Officer and Chief Financial Officer each have many years of experience of managing risk at the company, including risks arising from cybersecurity threats. We believe that the CIO, the VP of IT, our other information technology business leaders and members of senior management have the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats.
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
A key part of the company’s strategy for managing risks from cybersecurity threats is the ongoing assessments and testing of the company’s practices through auditing, ethical hacking, and other exercises focused on evaluating effectiveness. The company regularly engages third parties to assess its information security environment. The company’s Internal Audit function also annually evaluates compliance with the company’s overall information technology policies, and the Director of Internal Audit reports the results of these assessments to the Audit Committee.

22	SNAP-ON INCORPORATED

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
Item 2: Properties
Snap-on maintains leased and owned manufacturing, software development, warehouse, distribution, research and development and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on’s facilities in the United States occupy approximately 4.5 million square feet, of which 71% is owned, including its corporate and general office facility located in Kenosha, Wisconsin. Snap-on’s facilities outside the United States occupy approximately 4.0 million square feet, of which approximately 71% is owned. Certain Snap-on facilities are leased through operating and finance lease agreements. See Note 16 to the Consolidated Financial Statements for information on the company’s operating and finance leases. Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

2025 ANNUAL REPORT	23

The following table provides information about our corporate headquarters and financial services operations, and each of Snap-on’s principal active manufacturing locations, distribution centers and software development locations (exceeding 50,000 square feet) as of 2025 year end:

Location	Principal Property Use	Owned/Leased	Segment*
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	SOT
Conway, Arkansas	Manufacturing and distribution	Owned and leased	RS&I
City of Industry, California	Manufacturing	Leased	C&I
San Diego, California	Software development	Owned	RS&I
San Jose, California	Software development	Leased	RS&I
Tustin, California	Manufacturing and distribution	Leased	C&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned and leased	SOT
Libertyville, Illinois	Financial services	Leased	FS
Lincolnshire, Illinois	Software development	Owned	RS&I
Algona, Iowa	Manufacturing and distribution	Owned	SOT
Louisville, Kentucky	Manufacturing and distribution	Leased	RS&I
Olive Branch, Mississippi	Distribution	Owned	SOT
Carson City, Nevada	Distribution	Owned and leased	SOT
Murphy, North Carolina	Manufacturing and distribution	Owned and leased	C&I
Richfield, Ohio	Software development	Owned	RS&I
Robesonia, Pennsylvania	Distribution	Owned	SOT
Elizabethton, Tennessee	Manufacturing	Owned	SOT
Kenosha, Wisconsin	Manufacturing, distribution and corporate	Owned	SOT, C&I, RS&I
Milwaukee, Wisconsin	Manufacturing	Owned	SOT
Pleasant Prairie, Wisconsin	Distribution	Owned and leased	SOT, C&I, RS&I

Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
New South Wales, Australia	Distribution and financial services	Leased	SOT, FS
Minsk, Belarus	Manufacturing	Owned	C&I
Santa Bárbara d’Oeste, Brazil	Manufacturing and distribution	Owned	RS&I
Calgary, Canada	Distribution	Leased	SOT
Mississauga, Canada	Distribution	Leased	SOT, RS&I
Hangzhou, China	Manufacturing	Leased	C&I
Kunshan, China	Manufacturing	Owned	C&I
Banbury, England	Manufacturing and distribution	Owned	C&I
Bramley, England	Manufacturing	Owned	C&I
Kettering, England	Distribution and financial services	Owned and leased	SOT, C&I, FS
Bauge-en-Anjou, France	Manufacturing	Owned	C&I
Sopron, Hungary	Manufacturing	Owned	RS&I
Correggio, Italy	Manufacturing	Owned and leased	RS&I
Tokyo, Japan	Distribution	Leased	C&I
Helmond, Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Placencia, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Manufacturing and distribution	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Kungsör, Sweden	Manufacturing and distribution	Owned	RS&I
Lidköping, Sweden	Manufacturing	Owned and leased	C&I

* Segment abbreviations:
C&I – Commercial & Industrial Group    SOT – Snap-on Tools Group    RS&I – Repair Systems & Information Group FS – Financial Services

24	SNAP-ON INCORPORATED

Item 3: Legal Proceedings
Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.
Item 4: Mine Safety Disclosures
Not applicable.
PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Snap-on had 51,867,055 shares of common stock outstanding as of 2025 year end. Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.” At February 6, 2026, there were 3,636 registered holders of Snap-on common stock.
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the fourth quarter of fiscal 2025, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution related to equity plan issuances and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions, and pursuant to the Board’s authorizations that the company has publicly announced.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs* (in millions)
09/28/2025 to 10/25/2025	50,000	$343.96	50,000	$293.9
10/26/2025 to 11/22/2025	85,000	338.65	85,000	266.3
11/23/2025 to 01/03/2026	92,000	346.97	92,000	260.0
Total/Average	227,000	343.19	227,000	N/A

N/A: Not applicable

* Subject to further adjustment pursuant to the 1996 Authorization described below, as of January 3, 2026, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $260.0 million.
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

2025 ANNUAL REPORT	25

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions by a counterparty in shares of Snap-on’s common stock during the fourth quarter of fiscal 2025 pursuant to a prepaid equity forward agreement (the “Agreement”) that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, the counterparty may purchase or sell shares of the company’s common stock for its account in the market or in privately negotiated transactions. At termination, the Agreement settles in cash and does not provide for Snap-on to purchase or repurchase its shares.

Period	Shares Purchased	Average Price per Share
09/28/2025 to 10/25/2025	—	$—
10/26/2025 to 11/22/2025	—	—
11/23/2025 to 01/03/2026	500	348.71
Total/Average	500	348.71

26	SNAP-ON INCORPORATED

 Five-year Stock Performance Graph
The graph below illustrates the cumulative total shareholder return on Snap-on common stock since December 31, 2020, of a $100 investment, assuming that dividends were reinvested quarterly. The graph compares Snap-on’s performance to that of the Standard & Poor’s 500 Industrials Index (“S&P 500 Industrials”) and Standard & Poor’s 500 Stock Index (“S&P 500”).

Fiscal Year Ended*	Snap-on Incorporated	S&P 500 Industrials	S&P 500
December 31, 2020	$100.00	$100.00	$100.00
December 31, 2021	128.84	121.12	128.71
December 31, 2022	140.33	114.48	105.40
December 31, 2023	181.99	135.24	133.10
December 31, 2024	219.55	158.87	166.40
December 31, 2025	228.88	189.72	196.16

* The company’s fiscal year ends on the Saturday that is on or nearest to December 31 of each year; for ease of calculation, the fiscal year end is assumed to be December 31.

Item 6: [Reserved]

2025 ANNUAL REPORT	27

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management Overview
We believe our 2025 operating performance demonstrates the advantages inherent in our strategy, generally making in the markets where we sell, and in our structure, our ability to produce many of our solutions in most geographies by leveraging our 36 manufacturing facilities worldwide, including our 15 plants in the United States. Despite the complexities of the current macroeconomic and trade environments, we believe the special resilience of our markets, the considerable capability of our combined operations, and our experienced team enable us to prevail in the difficulties of today. Throughout the recent uncertainty, we maintained and further extended our ongoing advantages in our products, in our brands and in our people. At the same time, we remained committed to expanding our professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including critical industries, where the cost and penalties for failure are high. Snap‑on’s value proposition of making work easier for serious professionals is an ongoing strength as we proceed along our strategic runways for coherent growth:
•Enhancing the franchise network, where we continued to focus on raising franchisee productivity and improving coverage, increasing new product introductions, and refining the selling process with programs to amplify the power of our mobile van channel;
•Expanding with repair shop owners and managers, where we continued to make progress in connecting with customers and translating the resulting insights into innovation that solves specific challenges in the repair facility;
•Further extending to critical industries, where we continued targeting places where tasks require repeatability and reliability, building a deep understanding of the work, and providing specialized productivity solutions for critical activities; and
•Building in emerging markets, where we continued optimizing product lines, manufacturing capability, and distribution for local markets.
Our strategic priorities and plans for 2026 also involve continuing to build on our Snap-on Value Creation Processes – our suite of strategic principles and processes we employ every day designed to create value, and employed in the areas of safety, quality, customer connection, innovation and Rapid Continuous Improvement (“RCI”). We expect to continue to deploy these processes in our existing operations as well as into our more recently acquired businesses.
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

Fiscal Year
Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2025” or “2025” refer to the fiscal year ended January 3, 2026; references to “fiscal 2024” or “2024” refer to the fiscal year ended December 28, 2024; and references to “fiscal 2023” or “2023” refer to the fiscal year ended December 30, 2023. References in this document to 2025, 2024 and 2023 year end refer to January 3, 2026, December 28, 2024, and December 30, 2023, respectively.
Snap-on’s 2025 fiscal year contained 53 weeks of operating results with the extra week occurring in the fourth quarter. Snap-on’s 2024 and 2023 fiscal years each contained 52 weeks of operating results. The impact of the additional week of operations in fiscal 2025 was not material to Snap-on’s full year or fourth quarter total revenues or net earnings.
Fiscal 2024 as Compared to Fiscal 2023
A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 can be found under “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on the Form 10-K for the fiscal year ended December 28, 2024, which was filed with the SEC on February 13, 2025, and is available on the SEC’s website at www.sec.gov as well as in the “Investors” section of our website at www.snapon.com.
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
Current Trade Environment
As disclosed in Part I, Item 1A: Risk Factors, the company’s business is subject to risks related to, among other factors, tariffs and additional trade protection measures put in place by the United States or other countries, as well as U.S. international trade relations, including those with China, Canada, the European Union and other nations. Starting in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries and multiple nations countered with reciprocal tariffs and other actions in response. While the company is relatively advantaged in the tariff environment, generally manufacturing products in the markets where they are sold, its costs can be affected by trade policies. In that regard, in the fourth quarter and for the year ended January 3, 2026, Snap-on mitigated the effects of incremental tariffs.
Summary of Consolidated Performance
Consolidated net sales of $4,743.2 million in 2025 represented an increase of $35.8 million, or 0.8%, from 2024 levels, reflecting a $16.5 million, or 0.3%, organic sales gain and $19.3 million of favorable foreign currency translation.
Operating earnings before financial services of $1,045.9 million in 2025, including a $22.0 million benefit from the settlement of a legal matter (the “2025 legal settlement”), compared to $1,068.8 million in 2024, which included a $22.5 million benefit for the final payments received associated with a separate legal matter (the “2024 legal payments”). As a percentage of net sales, operating earnings before financial services were 22.1% compared to 22.7% last year.
The effects of the benefits from the 2025 legal settlement and the 2024 legal payments (collectively, the “legal items”) were included in operating expenses, operating earnings before financial services, and operating earnings in 2025 and 2024, respectively.
Operating earnings of $1,327.7 million in 2025 compared to $1,345.7 million in 2024. As a percentage of revenues (net sales plus financial services revenue), operating earnings were 25.8% compared to 26.3% last year.

2025 ANNUAL REPORT	29

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net earnings attributable to Snap-on of $1,016.9 million, or $19.19 per diluted share, in 2025, included a $16.2 million, or $0.31 per diluted share, after-tax benefit from the 2025 legal settlement and an $18.5 million, or $0.35 per diluted share, after-tax year-over-year increase in non-service net periodic benefit costs. Net earnings attributable to Snap-on of $1,043.9 million, or $19.51 per diluted share, in 2024, included a $17.5 million, or $0.32 per diluted share, after-tax benefit from the 2024 legal payments.
Summary of Segment Performance
The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government and military, power generation, transportation, and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. Segment net sales of $1,457.5 million in 2025 represented a decrease of $19.3 million, or 1.3%, from 2024 levels, reflecting a $30.9 million, or 2.1%, organic sales decline, partially offset by $11.6 million of favorable foreign currency translation. The organic decrease is primarily due to a mid single-digit reduction in the segment’s Asia Pacific operations and a low single-digit decline in the European-based hand tools business, partially offset by a mid single-digit increase in specialty torque. Segment operating earnings of $218.2 million in 2025 compared to $242.1 million in 2024.
The Commercial & Industrial Group intends to focus on the following strategic priorities in 2026:

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
The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s multinational mobile tool distribution channel. Segment net sales of $1,964.9 million in 2025 represented a decrease of $24.3 million, or 1.2%, from 2024 levels. The decline is due to a low single-digit decrease in the U.S., partially offset by a low single-digit gain in the segment’s international operations. Segment operating earnings of $426.3 million in 2025 compared to $447.3 million in 2024.
The Snap-on Tools Group intends to focus on the following strategic priorities in 2026:

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
The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and original equipment manufacturer (“OEM”) dealership service and repair shops (“OEM dealerships”) through direct and distributor channels. Segment net sales of $1,877.1 million in 2025 represented an increase of $79.2 million, or 4.4%, from 2024 levels, reflecting a $70.6 million, or 3.9%, organic sales gain and $8.6 million of favorable foreign currency translation. The organic improvement reflects a double-digit increase in activity with OEM dealerships and a mid single-digit rise in sales of diagnostic and repair information products to independent repair shop owners and managers, partially offset by a low single-digit decline in sales of undercar equipment. Segment operating earnings of $500.8 million in 2025, including a $22.0 million benefit from the 2025 legal settlement, compared to $455.2 million in 2024.

30	SNAP-ON INCORPORATED

The Repair Systems & Information Group intends to focus on the following strategic priorities in 2026:

•Extending the product offering with new products and services, thereby providing more to sell to repair shop owners and managers;
•Continuing software and hardware upgrades to further improve functionality, performance and efficiency;
•Further building our proprietary databases to enhance software solutions, including using artificial intelligence (“AI”) to accelerate expansion in that arena;
•Advancing productivity through RCI initiatives and the optimization of resources; and
•Increasing geographic penetration, including in emerging markets.
Financial Services generates revenue from various financing programs and is a strategic partner of the company’s mobile franchise van channel. Financial services revenue of $412.9 million in 2025 compared to $401.0 million in 2024. Originations of $1,120.9 million in 2025 represented a decrease of $62.0 million, or 5.2%, from 2024 levels. Operating earnings from financial services of $281.8 million in 2025 compared to $276.9 million last year.
Financial Services intends to focus on the following strategic priorities in 2026:

•Delivering financial products and services that attract and sustain profitable franchisees and support Snap‑on’s strategies for expanding market coverage and penetration;
•Improving productivity levels and ensuring high quality in all financial products and processes through the use of RCI initiatives; and
•Maintaining healthy portfolio performance levels.
Cash Flows
Net cash provided by operating activities of $1,081.7 million in 2025 compared to $1,217.5 million in 2024. The $135.8 million decrease is primarily due to a $26.6 million decline in net earnings and a $105.6 million change in net operating assets and liabilities.
Net cash used by investing activities of $73.1 million in 2025 included additions to finance receivables of $913.6 million, which were partially offset by collections of $888.9 million. Net cash used by investing activities of $204.1 million in 2024 included additions to finance receivables of $966.0 million, partially offset by collections of $837.8 million. Capital expenditures in 2025 and 2024 totaled $76.0 million and $83.5 million, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic growth initiatives and Value Creation Processes around safety, quality, customer connection, innovation and RCI.
Net cash used by financing activities of $749.9 million in 2025 included $462.2 million for dividend payments to shareholders and $328.6 million for the repurchase of 987,000 shares of Snap-on’s common stock. These amounts were partially offset by $73.9 million of proceeds from stock purchase plans and stock option exercises, and net proceeds from other short-term borrowings of $3.3 million. Net cash used by financing activities of $649.8 million in 2024 included $406.4 million for dividend payments to shareholders, $290.0 million for the repurchase of 952,000 shares of Snap-on’s common stock, and net repayments of other short-term borrowings of $1.3 million. These amounts were partially offset by $92.3 million of proceeds from stock purchase plans and stock option exercises.

2025 ANNUAL REPORT	31

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
2025 vs. 2024
Results of operations for 2025 and 2024 are as follows:

(Amounts in millions)	2025		2024		Change
Net sales	$4,743.2	100.0%	$4,707.4	100.0%	$35.8	0.8%
Cost of goods sold	(2,357.8)	(49.7)%	(2,329.5)	(49.5)%	(28.3)	(1.2)%
Gross profit	2,385.4	50.3%	2,377.9	50.5%	7.5	0.3%
Operating expenses	(1,339.5)	(28.2)%	(1,309.1)	(27.8)%	(30.4)	(2.3)%
Operating earnings before financial services	1,045.9	22.1%	1,068.8	22.7%	(22.9)	(2.1)%

Financial services revenue	412.9	100.0%	401.0	100.0%	11.9	3.0%
Financial services expenses	(131.1)	(31.8)%	(124.1)	(30.9)%	(7.0)	(5.6)%
Operating earnings from financial services	281.8	68.2%	276.9	69.1%	4.9	1.8%

Operating earnings	1,327.7	25.8%	1,345.7	26.3%	(18.0)	(1.3)%
Interest expense	(50.5)	(1.0)%	(49.6)	(0.9)%	(0.9)	(1.8)%
Other income (expense) – net	58.7	1.1%	77.0	1.5%	(18.3)	(23.8)%
Earnings before income taxes	1,335.9	25.9%	1,373.1	26.9%	(37.2)	(2.7)%
Income tax expense	(293.6)	(5.7)%	(304.2)	(6.0)%	10.6	3.5%
Net earnings	1,042.3	20.2%	1,068.9	20.9%	(26.6)	(2.5)%
Net earnings attributable to noncontrolling interests	(25.4)	(0.5)%	(25.0)	(0.5)%	(0.4)	(1.6)%
Net earnings attributable to Snap-on Incorporated	$1,016.9	19.7%	$1,043.9	20.4%	$(27.0)	(2.6)%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $4,743.2 million in 2025 represented an increase of $35.8 million, or 0.8%, from 2024 levels, reflecting a $16.5 million, or 0.3%, organic sales gain and $19.3 million of favorable foreign currency translation.
Gross profit of $2,385.4 million in 2025 compared to $2,377.9 million last year. Gross margin (gross profit as a percentage of net sales) decreased 20 basis points (100 basis points (“bps”) equals 1.0 percent) from 2024 reflecting 20 bps of unfavorable foreign currency effects. The impact of tariffs in 2025 was largely offset by benefits from the company’s RCI initiatives.
Operating expenses of $1,339.5 million in 2025, including a $22.0 million benefit from the 2025 legal settlement, compared to $1,309.1 million last year, which included a $22.5 million benefit from the 2024 legal payments. Operating expenses as a percentage of net sales rose 40 bps from last year primarily due to increased brand-building, personnel and other costs.
The effects of the legal items were included in operating expenses, operating earnings before financial services, and operating earnings in 2025 and 2024, respectively. As a percentage of net sales, the legal items contributed a 50 bps benefit to operating expenses and operating earnings before financial services in their respective periods. As a percentage of revenues, operating earnings also included a 40 bps benefit from the legal items in both 2025 and 2024. Therefore, the legal items had no net effect on these year-over-year comparisons.
Operating earnings before financial services of $1,045.9 million in 2025 compared to $1,068.8 million in 2024. As a percentage of net sales, operating earnings before financial services were 22.1% compared to 22.7% last year.
Financial services revenue of $412.9 million in 2025 compared to $401.0 million last year. Financial services operating earnings of $281.8 million in 2025 compared to $276.9 million in 2024.
Operating earnings of $1,327.7 million in 2025 compared to $1,345.7 million in 2024. As a percentage of revenues, operating earnings were 25.8% compared to 26.3% last year.
Interest expense in 2025 increased $0.9 million from last year. See Note 9 to the Consolidated Financial Statements for additional information on debt and credit facilities.

32	SNAP-ON INCORPORATED

Other income (expense) – net primarily includes interest income, non-service components of net periodic benefit costs, and net gains and losses associated with hedging and currency exchange rate transactions. In 2025, other income (expense) - net included $23.9 million of increased year-over-year non-service net periodic benefit costs, primarily reflecting higher amortization of actuarial losses. See Note 17 to the Consolidated Financial Statements for additional information on Other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on was 22.4% in 2025 and 22.6% in 2024. See Note 8 to the Consolidated Financial Statements for additional information on income taxes.
Net earnings attributable to Snap-on in 2025 of $1,016.9 million, or $19.19 per diluted share, included a $16.2 million, or $0.31 per diluted share, after-tax benefit from the 2025 legal settlement and an $18.5 million, or $0.35 per diluted share, after-tax, year-over-year increase in non-service net periodic benefit costs. Net earnings attributable to Snap-on in 2024 of $1,043.9 million, or $19.51 per diluted share, included a $17.5 million, or $0.32 per diluted share, after-tax benefit from the 2024 legal payments.
Segment Results
Snap-on’s operating segments, which represent Snap-on’s reportable segments, are based on the organizational structure used by the Chief Executive Office, its CODM, to make operating and investment determinations and to assess performance. Snap-on’s reportable operating segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government and military, power generation, transportation and technical education market segments, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s multinational mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealerships, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s finance subsidiaries.
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
Commercial & Industrial Group

(Amounts in millions)	2025		2024		Change
External net sales	$1,185.7	81.4%	$1,187.6	80.4%	$(1.9)	(0.2)%
Intersegment net sales	271.8	18.6%	289.2	19.6%	(17.4)	(6.0)%
Segment net sales	1,457.5	100.0%	1,476.8	100.0%	(19.3)	(1.3)%
Segment cost of goods sold	(867.8)	(59.5)%	(868.6)	(58.8)%	0.8	0.1%
Segment gross profit	589.7	40.5%	608.2	41.2%	(18.5)	(3.0)%
Segment operating expenses	(371.5)	(25.5)%	(366.1)	(24.8)%	(5.4)	(1.5)%
Segment operating earnings	$218.2	15.0%	$242.1	16.4%	$(23.9)	(9.9)%
Segment net sales of $1,457.5 million in 2025 represented a decrease of $19.3 million, or 1.3%, from 2024 levels, reflecting a $30.9 million, or 2.1%, organic sales decline, partially offset by $11.6 million of favorable foreign currency translation. The organic decrease is primarily due to a mid single-digit reduction in the segment’s Asia Pacific operations and a low single-digit decline in the European-based hand tools business, partially offset by a mid single-digit increase in specialty torque.
Segment gross margin in 2025 decreased 70 bps from last year primarily reflecting the reduced sales volumes, higher material and other costs, and 30 bps of unfavorable currency effects, partially offset by savings from the segment’s RCI initiatives.

2025 ANNUAL REPORT	33

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the fourth quarter of 2025, Snap-on refined its footprint and aspects of its go-to-market strategy within the Commercial & Industrial Group. These activities included the sale of a building for a net gain of $15.9 million, the retirement of certain trademarks at a cost of $8.9 million, and restructuring charges of $2.5 million (collectively, the “2025 footprint actions”). The 2025 footprint actions resulted in a net benefit to operating expenses of $4.5 million.
Segment operating expenses as a percentage of net sales in 2025 rose 70 bps as compared to 2024 primarily due to the impact of lower sales volumes, and increased personnel and other costs, partially offset by the net benefit from the 2025 footprint actions.
As a result of these factors, segment operating earnings of $218.2 million in 2025 compared to $242.1 million in 2024. Segment operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 15.0% in 2025 compared to 16.4% last year.
Snap-on Tools Group

(Amounts in millions)	2025		2024		Change
Segment net sales	$1,964.9	100.0%	$1,989.2	100.0%	$(24.3)	(1.2)%
Segment cost of goods sold	(1,043.8)	(53.1)%	(1,050.3)	(52.8)%	6.5	0.6%
Segment gross profit	921.1	46.9%	938.9	47.2%	(17.8)	(1.9)%
Segment operating expenses	(494.8)	(25.2)%	(491.6)	(24.7)%	(3.2)	(0.7)%
Segment operating earnings	$426.3	21.7%	$447.3	22.5%	$(21.0)	(4.7)%
Segment net sales of $1,964.9 million in 2025 represented a decrease of $24.3 million, or 1.2%, from 2024 levels. The decline is due to a low single-digit decrease in the U.S., partially offset by a low single-digit gain in the segment’s international operations.
Segment gross margin in 2025 decreased 30 bps from last year primarily as a result of the reduced volumes.
Segment operating expenses as a percentage of net sales in 2025 rose 50 bps as compared to 2024 primarily due to the lower sales volumes, as well as increased brand-building and other costs.
As a result of these factors, segment operating earnings of $426.3 million in 2025 compared to $447.3 million in 2024. Operating margin for the Snap‑on Tools Group of 21.7% in 2025 compared to 22.5% last year.
Repair Systems & Information Group

(Amounts in millions)	2025		2024		Change
External net sales	$1,592.6	84.8%	$1,530.6	85.1%	$62.0	4.1%
Intersegment net sales	284.5	15.2%	267.3	14.9%	17.2	6.4%
Segment net sales	1,877.1	100.0%	1,797.9	100.0%	79.2	4.4%
Segment cost of goods sold	(1,002.5)	(53.4)%	(967.1)	(53.8)%	(35.4)	(3.7)%
Segment gross profit	874.6	46.6%	830.8	46.2%	43.8	5.3%
Segment operating expenses	(373.8)	(19.9)%	(375.6)	(20.9)%	1.8	0.5%
Segment operating earnings	$500.8	26.7%	$455.2	25.3%	$45.6	10.0%
Segment net sales of $1,877.1 million in 2025 represented an increase of $79.2 million, or 4.4%, from 2024 levels, reflecting a $70.6 million, or 3.9%, organic sales gain and $8.6 million of favorable foreign currency translation. The organic improvement reflects a double-digit increase in activity with OEM dealerships and a mid single-digit rise in sales of diagnostic and repair information products to independent repair shop owners and managers, partially offset by a low single-digit decline in sales of undercar equipment.
Segment gross margin in 2025 improved 40 bps from last year primarily due to the increased sales and benefits from the segment’s RCI initiatives, partially offset by higher material and other costs.
Segment operating expenses in 2025 included a $22.0 million benefit from the 2025 legal settlement. Segment operating expenses as a percentage of net sales in 2025 improved 100 bps from 2024 primarily reflecting a 120 bps benefit from the 2025 legal settlement.

34	SNAP-ON INCORPORATED

As a result of these factors, segment operating earnings of $500.8 million in 2025, including a $22.0 million benefit from the 2025 legal settlement, compared to $455.2 million in 2024. Operating margin for the Repair Systems & Information Group of 26.7% in 2025 compared to 25.3% last year.
Financial Services

(Amounts in millions)	2025		2024		Change
Financial services revenue	$412.9	100.0%	$401.0	100.0%	$11.9	3.0%
Financial services expenses	(131.1)	(31.8)%	(124.1)	(30.9)%	(7.0)	(5.6)%
Segment operating earnings	$281.8	68.2%	$276.9	69.1%	$4.9	1.8%
Financial services revenue is generally dependent on the size of the average financial services portfolio during the period, as well as on the average yield on receivables. Financial services revenue of $412.9 million in 2025 represented an increase of $11.9 million, or 3.0%, from 2024, and included $7.4 million of revenue resulting from a full additional week of interest income from the 53-week 2025 fiscal year. In 2025 and 2024, the respective average yields on finance receivables were 17.6% and 17.7%. In 2025 and 2024, the average yields on contract receivables were 9.1% and 9.0%, respectively. Originations of $1,120.9 million in 2025 represented a decrease of $62.0 million, or 5.2%, from 2024 levels.
Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses in 2025 increased $7.0 million primarily due to $2.4 million of higher provisions for credit losses, as well as increased personnel and other costs. As a percentage of the average financial services portfolio, financial services expenses were 5.2% in 2025 and 5.0% in 2024.
As a result of these factors, segment operating earnings of $281.8 million in 2025 compared to $276.9 million last year.
See Note 1 and Note 4 to the Consolidated Financial Statements for additional information on financial services.
Corporate
Snap-on’s general corporate expenses in 2025 of $99.4 million compared to $75.8 million recorded in 2024. The year-over-year increase primarily reflects the benefits from the legal payments received in 2024.

2025 ANNUAL REPORT	35

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Quarterly Data

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2025
Net sales	$1,141.1	$1,179.4	$1,190.8	$1,231.9	$4,743.2
Gross profit	578.5	595.5	605.9	605.5	2,385.4
Financial services revenue	102.1	101.7	101.1	108.0	412.9
Financial services expenses	(31.8)	(33.5)	(32.2)	(33.6)	(131.1)
Net earnings	246.7	256.8	271.8	267.0	1,042.3
Net earnings attributable to Snap-on Incorporated	240.5	250.3	265.4	260.7	1,016.9
Earnings per share – basic*	4.59	4.80	5.09	5.02	19.52
Earnings per share – diluted*	4.51	4.72	5.02	4.94	19.19
Cash dividends paid per share	2.14	2.14	2.14	2.44	8.86

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2024
Net sales	$1,182.3	$1,179.4	$1,147.0	$1,198.7	$4,707.4
Gross profit	596.7	597.3	587.8	596.1	2,377.9
Financial services revenue	99.6	100.5	100.4	100.5	401.0
Financial services expenses	(31.3)	(30.3)	(28.7)	(33.8)	(124.1)
Net earnings	269.6	277.6	257.5	264.2	1,068.9
Net earnings attributable to Snap-on Incorporated	263.5	271.2	251.1	258.1	1,043.9
Earnings per share – basic*	4.99	5.15	4.77	4.92	19.85
Earnings per share – diluted*	4.91	5.07	4.70	4.82	19.51
Cash dividends paid per share	1.86	1.86	1.86	2.14	7.72

*	Amounts may not total to annual earnings per share because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during each respective period.

36	SNAP-ON INCORPORATED

Fourth Quarter
Results of operations for the fourth quarters of 2025 and 2024 are as follows:

	Fourth Quarter
(Amounts in millions)	2025		2024		Change
Net sales	$1,231.9	100.0%	$1,198.7	100.0%	$33.2	2.8%
Cost of goods sold	(626.4)	(50.8)%	(602.6)	(50.3)%	(23.8)	(3.9)%
Gross profit	605.5	49.2%	596.1	49.7%	9.4	1.6%
Operating expenses	(340.3)	(27.7)%	(330.9)	(27.6)%	(9.4)	(2.8)%
Operating earnings before financial services	265.2	21.5%	265.2	22.1%	—	—%

Financial services revenue	108.0	100.0%	100.5	100.0%	7.5	7.5%
Financial services expenses	(33.6)	(31.1)%	(33.8)	(33.6)%	0.2	0.6%
Operating earnings from financial services	74.4	68.9%	66.7	66.4%	7.7	11.5%

Operating earnings	339.6	25.3%	331.9	25.5%	7.7	2.3%
Interest expense	(13.4)	(1.0)%	(12.3)	(0.9)%	(1.1)	(8.9)%
Other income (expense) – net	15.7	1.2%	19.6	1.5%	(3.9)	(19.9)%
Earnings before income taxes	341.9	25.5%	339.2	26.1%	2.7	0.8%
Income tax expense	(74.9)	(5.6)%	(75.0)	(5.8)%	0.1	0.1%
Net earnings	267.0	19.9%	264.2	20.3%	2.8	1.1%
Net earnings attributable to noncontrolling interests	(6.3)	(0.4)%	(6.1)	(0.4)%	(0.2)	(3.3)%
Net earnings attributable to Snap-on Incorporated	$260.7	19.5%	$258.1	19.9%	$2.6	1.0%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $1,231.9 million in the fourth quarter of 2025 represented an increase of $33.2 million, or 2.8%, from 2024 levels, reflecting a $17.6 million, or 1.4%, organic gain and $15.6 million of favorable foreign currency translation.
Gross profit of $605.5 million in the fourth quarter of 2025 compared to $596.1 million last year. Gross margin in the quarter decreased 50 bps from the fourth quarter of 2024 primarily due to higher material and other costs, partially offset by benefits from the company’s RCI initiatives.
Operating expenses of $340.3 million in the fourth quarter of 2025 compared to $330.9 million in 2024. Operating expenses as a percentage of net sales rose 10 bps from last year.
Operating earnings before financial services of $265.2 million in the fourth quarter of 2025 was unchanged from 2024. As a percentage of net sales, operating earnings before financial services were 21.5% compared to 22.1% last year.
Financial services revenue of $108.0 million in the fourth quarter of 2025 compared to $100.5 million last year. Financial services operating earnings of $74.4 million in the period compared to $66.7 million in 2024.
Operating earnings of $339.6 million in the fourth quarter of 2025 compared to $331.9 million in 2024. As a percentage of revenues, operating earnings were 25.3% in the quarter compared to 25.5% last year.
Interest expense in the fourth quarter of 2025 increased $1.1 million from last year. See Note 9 to the Consolidated Financial Statements for additional information on debt and credit facilities.
Other income (expense) – net primarily includes interest income, non-service components of net periodic benefit costs, and net gains and losses associated with hedging and currency exchange rate transactions. In the fourth quarter of 2025, other income (expense) - net included $6.0 million of increased year-over-year non-service net periodic benefit costs, primarily reflecting higher amortization of actuarial losses. See Note 17 to the Consolidated Financial Statements for additional information on Other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on in the fourth quarter was 22.3% in 2025 and 22.5% in 2024. See Note 8 to the Consolidated Financial Statements for additional information on income taxes.

2025 ANNUAL REPORT	37

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net earnings attributable to Snap-on of $260.7 million, or $4.94 per diluted share, in the fourth quarter of 2025 compared to $258.1 million, or $4.82 per diluted share, in the fourth quarter of 2024.
Segment Results
Commercial & Industrial Group

	Fourth Quarter
(Amounts in millions)	2025		2024		Change
External net sales	$322.0	80.9%	$302.9	79.9%	$19.1	6.3%
Intersegment net sales	76.1	19.1%	76.3	20.1%	(0.2)	(0.3)%
Segment net sales	398.1	100.0%	379.2	100.0%	18.9	5.0%
Segment cost of goods sold	(244.6)	(61.4)%	(223.8)	(59.0)%	(20.8)	(9.3)%
Segment gross profit	153.5	38.6%	155.4	41.0%	(1.9)	(1.2)%
Segment operating expenses	(92.9)	(23.4)%	(91.9)	(24.3)%	(1.0)	(1.1)%
Segment operating earnings	$60.6	15.2%	$63.5	16.7%	$(2.9)	(4.6)%
Segment net sales of $398.1 million in the fourth quarter of 2025 represented an increase of $18.9 million, or 5.0%, from 2024 levels, reflecting an $11.0 million, or 2.8%, organic gain and $7.9 million of favorable foreign currency translation. The organic increase is primarily due to a mid single-digit rise in activity with customers in critical industries, a double-digit gain in the power tools operation, and a mid single-digit increase in specialty torque, partially offset by lower sales to U.S. markets by the Asia Pacific business.
Segment gross margin in the fourth quarter decreased 240 bps from last year primarily reflecting higher material and other costs, increased sales volumes in lower-gross-margin businesses, and 30 bps of unfavorable foreign currency effects, partially offset by savings from the segment’s RCI initiatives.
Segment operating expenses as a percentage of net sales in the fourth quarter of 2025 improved 90 bps from 2024 primarily due to the net benefit from the 2025 footprint actions.
As a result of these factors, segment operating earnings of $60.6 million in the fourth quarter of 2025 compared to $63.5 million in 2024. Operating margin for the Commercial & Industrial Group of 15.2% in the quarter compared to 16.7% last year.
Snap-on Tools Group

	Fourth Quarter
(Amounts in millions)	2025		2024		Change
Segment net sales	$505.0	100.0%	$506.6	100.0%	$(1.6)	(0.3)%
Segment cost of goods sold	(272.4)	(53.9)%	(280.5)	(55.4)%	8.1	2.9%
Segment gross profit	232.6	46.1%	226.1	44.6%	6.5	2.9%
Segment operating expenses	(125.3)	(24.9)%	(119.2)	(23.5)%	(6.1)	(5.1)%
Segment operating earnings	$107.3	21.2%	$106.9	21.1%	$0.4	0.4%
Segment net sales of $505.0 million in the fourth quarter of 2025 represented a decrease of $1.6 million, or 0.3%, from 2024 levels, reflecting a $3.4 million, or 0.7%, organic sales decline, partially offset by $1.8 million of favorable foreign currency translation. The organic decrease is due to a low single-digit decline in the U.S., partially offset by a high single-digit gain in the segment’s international operations.
Segment gross margin in the fourth quarter improved 150 bps from last year primarily due to a year-over-year shift in product mix and savings from the segment’s RCI initiatives.
Segment operating expenses as a percentage of net sales in the fourth quarter rose 140 bps from 2024 primarily reflecting increased brand-building and other costs.
As a result of these factors, segment operating earnings of $107.3 million in the fourth quarter of 2025 compared to $106.9 million in 2024. Operating margin for the Snap‑on Tools Group of 21.2% in the quarter compared to 21.1% last year.

38	SNAP-ON INCORPORATED

Repair Systems & Information Group

	Fourth Quarter
(Amounts in millions)	2025		2024		Change
External net sales	$404.9	86.6%	$389.2	85.2%	$15.7	4.0%
Intersegment net sales	62.9	13.4%	67.4	14.8%	(4.5)	(6.7)%
Segment net sales	467.8	100.0%	456.6	100.0%	11.2	2.5%
Segment cost of goods sold	(248.4)	(53.1)%	(242.0)	(53.0)%	(6.4)	(2.6)%
Segment gross profit	219.4	46.9%	214.6	47.0%	4.8	2.2%
Segment operating expenses	(101.7)	(21.7)%	(93.2)	(20.4)%	(8.5)	(9.1)%
Segment operating earnings	$117.7	25.2%	$121.4	26.6%	$(3.7)	(3.0)%
Segment net sales of $467.8 million in the fourth quarter of 2025 represented an increase of $11.2 million, or 2.5%, from 2024 levels, reflecting a $4.8 million, or 1.0%, organic sales gain and $6.4 million of favorable foreign currency translation. The organic improvement includes low single-digit gains in activity with OEM dealerships and in sales of diagnostic and repair information products to independent repair shop owners and managers, while sales of undercar equipment were essentially flat.
Segment gross margin in the fourth quarter decreased 10 bps from last year. The impact of tariffs in 2025 was largely offset by benefits from the segment’s RCI initiatives.
Segment operating expenses as a percentage of net sales in the fourth quarter rose 130 bps from 2024 primarily due to increased activity in higher-expense businesses and a rise in other costs.
As a result of these factors, segment operating earnings of $117.7 million in the fourth quarter of 2025 compared to $121.4 million in 2024. Operating margin for the Repair Systems & Information Group of 25.2% in the quarter compared to 26.6% last year.
Financial Services

	Fourth Quarter
(Amounts in millions)	2025		2024		Change
Financial services revenue	$108.0	100.0%	$100.5	100.0%	$7.5	7.5%
Financial services expenses	(33.6)	(31.1)%	(33.8)	(33.6)%	0.2	0.6%
Segment operating earnings	$74.4	68.9%	$66.7	66.4%	$7.7	11.5%
Financial services revenue of $108.0 million in the fourth quarter of 2025 represented an increase of $7.5 million, or 7.5%, from 2024, primarily reflecting $7.4 million of higher revenue as a result of a full additional week of interest income from the 53-week 2025 fiscal year. In the fourth quarters of 2025 and 2024, the respective average yields on finance receivables were 17.6% and 17.7%. In the fourth quarters of 2025 and 2024, the average yield on contract receivables was 9.1% in both periods. Originations of $285.1 million in the quarter were unchanged from last year.
Financial services expenses in the fourth quarter of 2025 of $33.6 million compared to $33.8 million last year. As a percentage of the average financial services portfolio, financial services expenses were 1.3% in the fourth quarters of both 2025 and 2024.
As a result of these factors, segment operating earnings of $74.4 million in the fourth quarter of 2025 compared to $66.7 million in 2024.
See Note 1 and Note 4 to the Consolidated Financial Statements for additional information on financial services.
Corporate
Snap-on’s fourth quarter 2025 general corporate expenses of $20.4 million compared to $26.6 million last year. The year-over-year decrease primarily reflects lower performance-based compensation and other costs.

2025 ANNUAL REPORT	39

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
Non-GAAP Supplemental Consolidating Data – Supplemental Statements of Earnings information for 2025 and 2024 is as follows:

	Operations*		Financial Services
(Amounts in millions)	2025	2024	2025	2024
Net sales	$4,743.2	$4,707.4	$—	$—
Cost of goods sold	(2,357.8)	(2,329.5)	—	—
Gross profit	2,385.4	2,377.9	—	—
Operating expenses	(1,339.5)	(1,309.1)	—	—
Operating earnings before financial services	1,045.9	1,068.8	—	—

Financial services revenue	—	—	412.9	401.0
Financial services expenses	—	—	(131.1)	(124.1)
Operating earnings from financial services	—	—	281.8	276.9

Operating earnings	1,045.9	1,068.8	281.8	276.9
Interest expense	(50.5)	(49.6)	—	—
Intersegment interest income (expense) – net	69.1	67.1	(69.1)	(67.1)
Other income (expense) – net	58.4	76.8	0.3	0.2
Earnings before income taxes and equity earnings	1,122.9	1,163.1	213.0	210.0
Income tax expense	(240.4)	(251.7)	(53.2)	(52.5)
Earnings before equity earnings	882.5	911.4	159.8	157.5
Financial services – net earnings attributable to Snap-on Incorporated	159.8	157.5	—	—
Net earnings	1,042.3	1,068.9	159.8	157.5
Net earnings attributable to noncontrolling interests	(25.4)	(25.0)	—	—
Net earnings attributable to Snap-on Incorporated	$1,016.9	$1,043.9	$159.8	$157.5

* Snap-on with Financial Services presented on the equity method.

40	SNAP-ON INCORPORATED

Non-GAAP Supplemental Consolidating Data – Supplemental Balance Sheets Information as of 2025 and 2024 year end is as follows:

	Operations*		Financial Services
(Amounts in millions)	2025	2024	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,624.1	$1,360.4	$0.4	$0.1
Intersegment receivables	20.3	15.1	—	—
Trade and other accounts receivable – net	880.2	815.0	1.2	0.6
Finance receivables – net	—	—	590.2	610.3
Contract receivables – net	4.9	4.8	125.1	115.2
Inventories – net	1,025.2	943.4	—	—
Prepaid expenses and other current assets	154.7	143.8	11.2	9.4
Total current assets	3,709.4	3,282.5	728.1	735.6

Property and equipment – net	549.8	540.2	2.5	2.4
Operating lease right-of-use assets	78.4	83.8	5.3	5.6
Investment in Financial Services	400.3	403.5	—	—
Deferred income tax assets	45.4	51.8	27.1	26.2
Intersegment long-term notes receivable	815.0	831.8	—	—
Long-term finance receivables – net	—	—	1,298.8	1,312.0
Long-term contract receivables – net	8.0	8.4	415.1	409.9
Goodwill	1,109.5	1,056.8	—	—
Other intangible assets – net	270.7	267.6	—	—
Pension assets	173.8	125.4	—	—
Other long-term assets	44.1	35.6	0.3	0.2
Total assets	$7,204.4	$6,687.4	$2,477.2	$2,491.9

* Snap-on with Financial Services presented on the equity method.

2025 ANNUAL REPORT	41

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	2025	2024	2025	2024
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$16.2	$13.7	$—	$—
Accounts payable	227.6	265.4	1.5	0.5
Intersegment payables	—	—	20.3	15.1
Accrued benefits	64.6	67.2	0.1	—
Accrued compensation	74.2	83.5	3.0	2.6
Franchisee deposits	66.2	70.9	—	—
Other accrued liabilities	455.1	443.6	24.4	27.7
Total current liabilities	903.9	944.3	49.3	45.9

Long-term debt and intersegment long-term debt	—	—	2,001.4	2,017.3
Deferred income tax liabilities	87.0	73.5	—	—
Retiree health care benefits	17.7	19.4	—	—
Pension liabilities	85.7	78.4	—	—
Operating lease liabilities	56.3	63.0	5.5	5.6
Other long-term liabilities	97.0	91.8	20.7	19.6
Total liabilities	1,247.6	1,270.4	2,076.9	2,088.4

Total shareholders’ equity attributable to Snap-on Incorporated	5,931.8	5,394.1	400.3	403.5
Noncontrolling interests	25.0	22.9	—	—
Total equity	5,956.8	5,417.0	400.3	403.5
Total liabilities and equity	$7,204.4	$6,687.4	$2,477.2	$2,491.9

* Snap-on with Financial Services presented on the equity method.

42	SNAP-ON INCORPORATED

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
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of February 6, 2026, Snap-on’s long-term debt and commercial paper were rated, respectively: A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurance that financing will be available in the future on acceptable terms, or that its debt ratings will not decrease.
The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.
As of 2025 year end, working capital (current assets less current liabilities) of $3,484.3 million represented an increase of $456.4 million from $3,027.9 million as of 2024 year end primarily as a result of the net changes in working capital discussed below.
The following represents the company’s working capital position as of 2025 and 2024 year end:

(Amounts in millions)	2025	2024
Cash and cash equivalents	$1,624.5	$1,360.5
Trade and other accounts receivable – net	881.4	815.6
Finance receivables – net	590.2	610.3
Contract receivables – net	130.0	120.0
Inventories – net	1,025.2	943.4
Prepaid expenses and other current assets	151.5	139.6
Total current assets	4,402.8	3,989.4

Notes payable	(16.2)	(13.7)
Accounts payable	(229.1)	(265.9)
Other current liabilities	(673.2)	(681.9)
Total current liabilities	(918.5)	(961.5)
Working capital	$3,484.3	$3,027.9
Cash and cash equivalents of $1,624.5 million as of 2025 year end represented an increase of $264.0 million from 2024 year-end levels primarily due to: (i) $1,081.7 million of cash generated from operations; (ii) $888.9 million of cash from collections of finance receivables; and (iii) $73.9 million of cash proceeds from stock purchase plans and stock option exercises. These increases in cash and cash equivalents were partially offset by: (i) the funding of $913.6 million of new finance receivables; (ii) dividend payments to shareholders of $462.2 million; (iii) the repurchase of 987,000 shares of the company’s common stock for $328.6 million; and (iv) the funding of $76.0 million for capital expenditures.
Of the $1,624.5 million of cash and cash equivalents as of 2025 year end, $548.5 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act (“Tax Act”) generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it can be accomplished in a tax efficient manner.

2025 ANNUAL REPORT	43

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Trade and other accounts receivable – net of $881.4 million as of 2025 year end represented an increase of $65.8 million from 2024 year-end levels primarily due to a higher mix of sales with longer payment terms, $25.3 million of foreign currency translation and $19.8 million related to the sale of a building. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months of sales, times 360 days) was 67 days and 62 days at the respective 2025 and 2024 year ends.
The current portions of net finance and contract receivables of $720.2 million as of 2025 year end compared to $730.3 million at 2024 year end. The long-term portions of net finance and contract receivables of $1,721.9 million as of 2025 year end compared to $1,730.3 million at 2024 year end.
Inventories – net of $1,025.2 million as of 2025 year end increased $81.8 million from 2024 year-end levels primarily due to uncertainty in the current trade environment and $41.4 million of foreign currency translation. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balances for the trailing 12 months) were 2.4 as of both 2025 and 2024 year end. Inventories accounted for using the first-in, first-out (“FIFO”) method as of 2025 and 2024 year end approximated 62% and 57% of total inventories, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $126.7 million and $122.4 million at 2025 and 2024 year end, respectively.
Notes payable of $16.2 million as of 2025 year end compared to $13.7 million as of 2024 year end. Average notes payable outstanding were $18.0 million and $14.9 million in 2025 and 2024, respectively. The 2025 weighted-average interest rate on such borrowings of 13.4% compared with 10.4% in 2024. At 2025 year end, the weighted-average rate on outstanding notes payable of 15.6% compared with 9.5% in 2024.
Accounts payable of $229.1 million as of 2025 year end represented a decrease of $36.8 million from 2024 year-end levels, primarily due to the timing of payments, partially offset by $5.5 million of foreign currency translation.
Other accrued liabilities of $465.1 million as of 2025 year end represented an increase of $7.4 million from 2024 year-end levels.
Long-term debt of $1,186.4 million as of 2025 year end consisted of: (i) $300.0 million of unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”); (ii) $400.0 million of unsecured 4.10% notes that mature on March 1, 2048 (“the 2048 Notes”); and (iii) $500.0 million of 3.10% notes that mature on May 1, 2050 (the “2050 Notes”), partially offset by $13.6 million of unamortized debt issuance costs and issuance discounts.
Snap-on has a $900 million multicurrency revolving credit facility that terminates on September 12, 2028 (the “Credit Facility”). The Credit Facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. No amounts were borrowed or outstanding under the Credit Facility during the years ended and as of January 3, 2026, or December 28, 2024.
Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of January 3, 2026, the company’s consolidated cash balance, net of certain adjustments, exceeded consolidated debt resulting in actual ratios of (0.05) and (0.21), respectively. Both ratios are within the permitted ranges set forth in this financial covenant.
Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. There was no commercial paper issued or outstanding during the years ended and as of January 3, 2026, or December 28, 2024.
Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of 2025 year end, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.

44	SNAP-ON INCORPORATED

Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, if it believes conditions are favorable, it may take advantage of such conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions of $4.5 million to its foreign pension plans and $3.7 million to its domestic pension plans in 2026, as required by law. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2026.
Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, additional fixed-term debt and/or securitizations.
The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities of $1,081.7 million in 2025 decreased $135.8 million from $1,217.5 million in 2024. The decrease is primarily due to a $105.6 million change in net operating assets and liabilities and a $26.6 million decrease in net earnings.
Depreciation expense was $75.8 million in 2025 and $72.7 million in 2024. Amortization expense was $22.7 million in 2025 and $25.3 million in 2024. See Note 6 and Note 7 to the Consolidated Financial Statements for information on property and equipment and goodwill and other intangible assets.
Investing Activities
Net cash used by investing activities of $73.1 million in 2025 included additions to finance receivables of $913.6 million, partially offset by collections of $888.9 million and $20.4 million received for the sale of a building and other assets. Net cash used by investing activities of $204.1 million in 2024 included additions to finance receivables of $966.0 million, partially offset by collections of $837.8 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics, and equipment products on an extended-term payment plan, with average payment terms of approximately four years.
Capital expenditures in 2025 and 2024 totaled $76.0 million and $83.5 million, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes. The company also invested in: (i) new product, efficiency, safety and cost reduction initiatives that are intended to expand and improve its manufacturing and distribution capabilities worldwide; (ii) new production and machine tooling to enhance manufacturing operations, as well as ongoing replacements of manufacturing and distribution equipment, particularly in the United States; and (iii) the ongoing enhancement of the company’s global enterprise resource planning (ERP) management information systems. Snap-on believes that its cash generated from operations, as well as its available cash on hand and funds available from its credit facilities will be sufficient to fund the company’s capital expenditure requirements in 2026.
Financing Activities
Net cash used by financing activities was $749.9 million in 2025 and $649.8 million in 2024. Proceeds from stock purchase plans and stock option exercises totaled $73.9 million in 2025 and $92.3 million in 2024. In 2025, Snap-on repurchased 987,000 shares of its common stock for $328.6 million under its previously announced share repurchase programs. Snap-on repurchased 952,000 shares of its common stock for $290.0 million in 2024. As of 2025 year end, Snap-on had remaining availability to repurchase up to an additional $260.0 million in common stock pursuant to its Board’s authorizations. The repurchase of Snap-on common stock to offset dilution related to equity plan issuances or for other corporate purposes is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid in 2025 and 2024 totaled $462.2 million and $406.4 million, respectively. On November 6, 2025, the company announced that its Board increased the quarterly cash dividend by 14.0% to $2.44 per share ($9.76 per share annualized). Quarterly dividends in 2025 were $2.44 per share in the fourth quarter and $2.14 per share in the first three quarters ($8.86 per share for the year).

2025 ANNUAL REPORT	45

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Quarterly dividends in 2024 were $2.14 per share in the fourth quarter and $1.86 per share in the first three quarters ($7.72 per share for the year).

	2025	2024
Cash dividends paid per common share	$8.86	$7.72
Cash dividends paid as a percentage of prior-year retained earnings	6.1%	5.8%
Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in 2026.
Contractual Obligations and Commitments
Snap-on’s contractual obligations for long-term debt and operating and finance leases are reflected in the Consolidated Balance Sheets; see Note 9 and Note 16 to the Consolidated Financial Statements for information on the company’s long-term debt and leases. Snap-on also enters into contracts for future purchases in the normal course of business. As of year-end 2025, the company had $180.3 million in purchase commitments to be paid in 2026 and $6.5 million to be paid thereafter.
Snap-on intends to make contributions of $4.5 million to its foreign pension plans and $3.7 million to its domestic pension plans in 2026, as required by law. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2026; see Note 11 and Note 12 to the Consolidated Financial Statements for information on the company’s benefit plans and payments.
Due to the uncertainty of the timing of settlements with taxing authorities, Snap-on is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits totaling $7.4 million for its remaining uncertain tax liabilities. See Note 8 to the Consolidated Financial Statements for information on income taxes.
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
In recent years there has been increased public awareness on environmental and sustainability issues, which has resulted in additional and/or more restrictive regulations, disclosure requirements and industry or third-party requirements and standards globally to reduce or mitigate climate change as well as other environmental or sustainability risks. Snap-on is monitoring developments in this area.
New Accounting Standards
See Note 1 to the Consolidated Financial Statements for information on new accounting standards.

46	SNAP-ON INCORPORATED

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
Allowance for Credit Losses on Finance Receivables: The allowance for credit losses on finance receivables is maintained at a level management believes is adequate to cover expected losses in Snap-on’s finance receivables portfolio as of the reporting date. The allowance represents management’s estimate of the expected losses in the company’s finance receivables portfolio based on ongoing assessments and evaluations of credit losses over the remaining contractual life of the receivables portfolio considering collectability, historical loss experience, current conditions and future market expectations. Determination of the proper level of allowance requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provisions for credit losses and, as a result, net earnings. The allowance takes into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current and future economic conditions and credit risk characteristics. Some of these factors are influenced by items such as the customers’ financial condition, past payment experience, credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral. Changes in economic conditions and assumptions, including the resulting credit quality metrics relative to the performance of the finance receivables portfolio, create uncertainty and could result in changes to both the allowances for credit losses and provisions for credit losses.
Management utilizes established policies and procedures in an effort to ensure the estimates and assumptions are well controlled, reviewed and consistently applied. As of January 3, 2026, the ratio of the allowance for credit losses to finance receivables was 3.75%. As of December 28, 2024, the allowance ratio was 3.63%. While management believes it exercises prudent judgment and applies reasonable assumptions in establishing its estimates for allowances for finance receivables, there can be no assurance that changes in economic conditions or other factors would not adversely impact the financial health of our customers and result in changes to the estimates used in the allowance calculation. For reference, a 100 bps increase in the allowance ratios for finance receivables as of January 3, 2026, would have increased Snap-on’s 2025 provisions for credit losses and related allowance for credit losses by approximately $19.6 million.
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

2025 ANNUAL REPORT	47

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Snap-on evaluates the recoverability of goodwill by utilizing an income approach that estimates the fair value of the future discounted cash flows of the reporting units to which the goodwill relates. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. This approach reflects management’s internal outlook at the reporting units, which management believes provides the best determination of value due to management’s insight and experience with the reporting units. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, working capital levels, expected benefits from RCI initiatives, and a weighted-average cost of capital that reflects the risk profile of the reporting unit being tested. The company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2025 impairment calculations were evaluated in light of then-current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the company’s reporting units in an orderly transaction.
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
Snap-on completed its annual impairment testing of goodwill in the second quarter of 2025, the results of which did not result in any impairment. As of 2025 year end, the company has no accumulated impairment losses. Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 11 reporting units. Based on the company’s second quarter 2025 impairment testing, and assuming a hypothetical 10% decrease in the estimated fair values of each of its 11 reporting units, the hypothetical fair value of each of the company’s 11 reporting units would have been greater than its carrying value. See Note 7 to the Consolidated Financial Statements for additional information about goodwill.
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
Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. In 2025, the long-term investment performance objective for Snap-on’s domestic plans’ assets was to achieve net of expense returns that met or exceeded the 7.5% domestic expected return on plan assets assumption. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets. As of 2025 year end, Snap-on’s domestic pension plans’ assets comprised approximately 86% of the company’s worldwide pension plan assets.

48	SNAP-ON INCORPORATED

Based on forward-looking capital market expectations, Snap-on selected an expected return on plan assets assumption for its U.S. pension plans of 7.5%, the same rate used in 2025, to be used in determining pension expense for 2026. The process for determining the overall expected long-term return on plan assets begins by establishing long-term assumptions for core economic variables such as U.S. Gross Domestic Product (GDP) growth and inflation, and long-term assumptions for market variables such as interest rates, credit spreads, earnings growth, and equity valuations. When developing these variables, economic relationships and market histories are applied to a forecast of future conditions. In addition to this valuation component, the total return calculation also factors in fundamentals such as coupons, dividend yields and earnings growth, among others by each respective asset class. The asset return assumption is also adjusted by any expected outperformance related to active investment management and an implicit expense load for estimated administrative and investment related expenses. Risk and correlation assumptions are developed based on historical analysis as well as an assessment of future conditions. Since asset allocation is a key determinant of expected investment returns, the current and expected mix of plan assets are also considered when setting the assumption.
Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected rate of return assumption for Snap-on’s domestic pension plans’ assets by 50 bps would have increased Snap-on’s 2025 domestic pension expense by approximately $5.4 million.
The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. The domestic discount rate as of 2025 and 2024 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries that incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.
The selection of the 5.5% weighted-average discount rate for Snap-on’s domestic pension plans as of 2025 year end (compared to 5.6% as of 2024 year end) represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 bps would have increased Snap-on’s 2025 domestic pension expense and projected benefit obligation by approximately $2.8 million and $46.2 million, respectively. As of 2025 year end, Snap-on’s domestic projected benefit obligation comprised approximately 85% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 4.9% (compared to 4.6% as of 2024 year end) represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 bps would have increased Snap-on’s 2025 foreign pension expense and projected benefit obligation by approximately $0.7 million and $12.2 million, respectively.
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
Pension expense was $16.9 million in 2025 and Snap-on expects pension expense of approximately $10.3 million in 2026, primarily reflecting lower amortization of pension actuarial losses. The projected 2026 pension expense is based on benefit plan status, weighted average discount rates, expected returns on plan assets, and other factors. To determine the 2026 net periodic benefit cost, Snap-on is using weighted-average discount rates for its domestic and foreign pension plans of 5.5% and 4.9%, respectively, and an expected return on plan assets for its domestic pension plans of 7.5%. The expected returns on plan assets for foreign pension plans ranged from 2.2% to 6.7% as of 2025 year end. See Note 11 to the Consolidated Financial Statements for additional information on pension plans.

2025 ANNUAL REPORT	49

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Outlook
We believe that our markets and our operations possess and have demonstrated continuing and considerable resilience against the uncertainties of the current environment. Snap-on expects to make ongoing progress along its decisive runways for coherent growth, leveraging capabilities already proven in the automotive repair arena, developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure are high. In pursuit of these initiatives, we project that capital expenditures in 2026 will approximate $100 million.
Snap-on currently anticipates that its full-year 2026 effective income tax rate will be in the range of 22% to 23%.

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
As of year end 2025 and 2024, the estimated maximum potential net one-day loss in fair value, calculated using the VAR model, was $4.7 million and $9.8 million, respectively. For 2025, the estimated loss consisted entirely of a $4.7 million loss on interest rate-sensitive financial instruments. For 2024, the estimated loss of $9.8 million was comprised of a $10.0 million loss on interest rate-sensitive financial instruments, partially offset by a $0.2 million gain on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.
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

2025 ANNUAL REPORT	51

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
Economic Risk
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets. For example, the company is monitoring the global economic impact of and developments related to the ongoing war in Ukraine and conflicts in other regions. While inflation has become more prevalent in the world economy, Snap‑on has taken steps to control and offset associated cost increases through its supply chain management, pricing actions, and deployment of Rapid Continuous Improvement (“RCI”).
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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 3, 2026. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 3, 2026, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There has been no change in the company’s internal control over financial reporting during the quarter ended January 3, 2026, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, the company’s management believes that, as of January 3, 2026, our internal control over financial reporting was effective at a reasonable assurance level. The company’s internal control over financial reporting as of January 3, 2026, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
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

2025 ANNUAL REPORT	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Snap-on Incorporated
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Snap-on Incorporated and subsidiaries (the “Company”) as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 3, 2026, of the Company and our report dated February 12, 2026, expressed an unqualified opinion on those financial statements.
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
February 12, 2026

54	SNAP-ON INCORPORATED

Item 9B: Other Information
Executive Officer and Director Rule 10b5-1 Trading Arrangements
In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who adopted a contract, instruction or written plan for the sale of securities of the company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the quarterly period ended January 3, 2026:

Name and Title	Type of Plan	Adoption Date*	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Nicholas T. Pinchuk Chairman, President and Chief Executive Officer	Rule 10b5-1 trading arrangement	November 3, 2025	November 13, 2026	135,000	Exercises of vested stock options expiring in February 2027, and sales of shares to cover exercise price and estimated tax withholding, with the retention of the remaining shares
Aldo J. Pagliari Senior Vice President - Finance and Chief Financial Officer	Rule 10b5-1 trading arrangement	November 3, 2025	February 5, 2027	36,000	Exercises of vested stock options expiring in February 2027, and sales of shares to cover exercise price and estimated tax withholding, with the retention of the remaining shares

*	Trading under the Rule 10b5-1 trading arrangement will not commence until after the applicable waiting period and the conclusion of each officer’s prior Rule 10b5-1 trading arrangement.

Other than as disclosed above, no other officer or director adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

2025 ANNUAL REPORT	55

PART III
Item 10: Directors, Executive Officers and Corporate Governance
Incorporated by reference to the sections entitled “Item 1: Election of Directors,” “Corporate Governance Practices and Board Information” and “Other Information” in Snap-on’s 2026 Annual Meeting Proxy Statement, which is expected to be mailed to shareholders on or about March 12, 2026 (the “2026 Proxy Statement”).
The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s 2026 Proxy Statement in the section entitled “Other Information – Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
Information regarding the company’s insider trading policies and procedures is contained in “Corporate Governance Practices and Board Information – Insider Trading Policy” in the 2026 Proxy Statement, which is incorporated herein by reference.
Information about our Executive Officers
Information regarding Snap-on’s executive officers, including their ages, business experience (for at least the last five years) and titles as of January 3, 2026, is presented below:
Nicholas T. Pinchuk (79) – Chairman of the Board of Directors since 2009, President and Chief Executive Officer since December 2007, and President and Chief Operating Officer during 2007. Senior Vice President and President – Worldwide Commercial & Industrial Group from 2002 to 2007. Prior to joining Snap-on, Mr. Pinchuk held various positions, including President of Global Refrigeration Operations and President of Asia Pacific Operations, at Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation. Mr. Pinchuk served as an officer of the U.S. Army in Vietnam.
Aldo J. Pagliari (71) – Senior Vice President – Finance and Chief Financial Officer since 2010.
Jesus M. Arregui (60) – Senior Vice President and President – Commercial Group since 2019.
Mary E. Bauerschmidt (59) – Senior Vice President – Human Resources and Chief Development Officer since 2025, Senior Vice President – Human Resources since 2024, and Vice President – Human Resources from 2018 to 2024.
Iain Boyd (63) – Vice President – Operations Development since 2015.
Timothy L. Chambers (61) – Senior Vice President and President – Snap-on Tools Group since 2019.
June C. Lemerand (63) – Vice President and Chief Information Officer since 2017.
Richard T. Miller (55) – Vice President, General Counsel and Secretary since 2018.
Marty V. Ozolins (54) – Vice President and Controller since 2021. Vice President, and formerly Director, of Internal Audit from 2016 to 2021.
Thomas J. Ward (73) – Senior Vice President and President – Repair Systems & Information Group since 2010.
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

56	SNAP-ON INCORPORATED

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
Item 11: Executive Compensation
The information required by Item 11 is contained in Snap-on’s 2026 Proxy Statement in the sections entitled “Executive Compensation,” “Board Compensation,” “Compensation Committee Report,” and “Other Information” and is incorporated herein by reference.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information about Snap-on’s equity compensation plans at 2025 year end:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,906,764 (1)	$217.41 (2)	2,429,619 (3)
Equity compensation plans not approved by security holders	65,664 (4)	Not Applicable	- (5)
Total	1,972,428	$217.41 (2)	2,429,619 (5)

(1)Includes (i) stock options and stock appreciation rights (“SARs”) to acquire 1,836,519 shares granted under the 2011 Incentive Stock and Awards Plan (the “2011 Plan”); (ii) 62,853 shares represented by restricted stock units granted under the 2011 Plan; and (iii) 7,392 shares represented by deferred share units under the Directors’ Fee Plan. Excludes 118,409 shares issuable in connection with the vesting of performance share awards under the 2011 Plan. Also excludes shares of common stock that may be issuable under the employee and franchisee stock purchase plans.
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
(3)Includes (i) 1,730,084 shares reserved for issuance under the 2011 Plan; (ii) 194,416 shares reserved for issuance under the Directors’ Fee Plan; and (iii) 505,119 shares reserved for issuance under the employee stock purchase plan.
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

The additional information required by Item 12 is contained in Snap-on’s 2026 Proxy Statement in the sections entitled “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” and “Other Information,” and is incorporated herein by reference.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to the sections entitled “Corporate Governance Practices and Board Information – Board Information” and “Other Information – Transactions with the Company” in Snap-on’s 2026 Proxy Statement.

2025 ANNUAL REPORT	57

Item 14: Principal Accountant Fees and Services
Incorporated by reference to the section entitled “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s 2026 Proxy Statement.
PART IV
Item 15: Exhibit and Financial Statement Schedules
Item 15(a): Documents Filed as Part of This Report:
1. List of Financial Statements
Unless otherwise indicated, references to “fiscal 2025” or “2025” refer to the fiscal year ended January 3, 2026; references to “fiscal 2024” or “2024” refer to the fiscal year ended December 28, 2024; and references to “fiscal 2023” or “2023” refer to the fiscal year ended December 30, 2023. References to 2025, 2024 and 2023 year end refer to January 3, 2026, December 28, 2024, and December 30, 2023, respectively.
The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:
•Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34).
•Consolidated Statements of Earnings for the 2025, 2024 and 2023 fiscal years.
•Consolidated Statements of Comprehensive Income for the 2025, 2024 and 2023 fiscal years.
•Consolidated Balance Sheets as of 2025 and 2024 year end.
•Consolidated Statements of Equity for the 2025, 2024 and 2023 fiscal years.
•Consolidated Statements of Cash Flows for the 2025, 2024 and 2023 fiscal years.
•Notes to Consolidated Financial Statements.
2. Financial Statement Schedules
All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

58	SNAP-ON INCORPORATED

3. List of Exhibits(*)

(3)	(a)
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

	(e)	Description of Securities
	(e)(1)	Description of Common Stock (incorporated by reference to Exhibit 4(e)(1) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2019 (Commission File No. 1-7724))
	(e)(2)	Description of 2027 Notes (incorporated by reference to Exhibit 4(e)(3) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2019 (Commission File No. 1-7724))
	(e)(3)	Description of 2048 Notes (incorporated by reference to Exhibit 4(e)(4) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2019 (Commission File No. 1-7724))
	(e)(4)	Description of 2050 Notes (incorporated by reference to Exhibit 4(f)(5) to Snap‑on’s Annual Report on Form 10‑K for the fiscal year ended January 2, 2021 (Commission File No. 1-7724))

2025 ANNUAL REPORT	59

Except for the foregoing, Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of January 3, 2026. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

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
Management Agreement, dated as of March 15, 2005, between SNA Europe and Jesus Arregui (incorporated by reference to Exhibit 10(e) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (Commission File No. 1-7724))**

(f)(1)
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

60	SNAP-ON INCORPORATED

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

**	Represents a management compensatory plan or agreement.

Item 16: Form 10-K Summary
None.

2025 ANNUAL REPORT	61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Snap-on Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of January 3, 2026, and December 28, 2024, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended January 3, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026, and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

62	SNAP-ON INCORPORATED

Finance Receivables – Net - Allowance for Credit Losses - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company’s finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics, and equipment products on an extended-term payment plan, with average payment terms of approximately four years. The receivables are generally secured by the underlying tools, diagnostics, and/or equipment products financed. Determining the proper level of allowance requires management to exercise judgment about the timing, frequency, and severity of credit losses expected to occur over the life of the contracts. The Company estimates and records an allowance for credit losses over the remaining contractual life of their contracts considering collectability, historical loss experience, current conditions, and future market expectations.
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

•We tested the design, implementation, and operating effectiveness of management’s controls over the allowance for credit losses including controls over the completeness and accuracy of underlying data.
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

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 12, 2026

We have served as the Company’s auditor since 2002.

2025 ANNUAL REPORT	63

Snap-on Incorporated – Consolidated Statements of Earnings

(Amounts in millions, except per share data)	2025	2024	2023
Net sales	$4,743.2	$4,707.4	$4,730.2
Cost of goods sold	(2,357.8)	(2,329.5)	(2,381.1)
Gross profit	2,385.4	2,377.9	2,349.1
Operating expenses	(1,339.5)	(1,309.1)	(1,309.2)
Operating earnings before financial services	1,045.9	1,068.8	1,039.9

Financial services revenue	412.9	401.0	378.1
Financial services expenses	(131.1)	(124.1)	(107.6)
Operating earnings from financial services	281.8	276.9	270.5

Operating earnings	1,327.7	1,345.7	1,310.4
Interest expense	(50.5)	(49.6)	(49.9)
Other income (expense) – net	58.7	77.0	67.5
Earnings before income taxes	1,335.9	1,373.1	1,328.0
Income tax expense	(293.6)	(304.2)	(293.4)
Net earnings	1,042.3	1,068.9	1,034.6
Net earnings attributable to noncontrolling interests	(25.4)	(25.0)	(23.5)
Net earnings attributable to Snap-on Incorporated	$1,016.9	$1,043.9	$1,011.1

Net earnings per share attributable to Snap-on Incorporated:
Basic	$19.52	$19.85	$19.11
Diluted	19.19	19.51	18.76

Weighted-average shares outstanding:
Basic	52.1	52.6	52.9
Effect of dilutive securities	0.9	0.9	1.0
Diluted	53.0	53.5	53.9
See Notes to Consolidated Financial Statements.

64	SNAP-ON INCORPORATED

Snap-on Incorporated – Consolidated Statements of Comprehensive Income

(Amounts in millions)	2025	2024	2023
Comprehensive income:
Net earnings	$1,042.3	$1,068.9	$1,034.6
Other comprehensive income (loss):
Foreign currency translation	182.3	(108.8)	60.7
Reclassification of cash flow hedges to net earnings	(1.7)	(1.7)	(1.6)
Defined benefit pension and postretirement plans:
Net prior service costs and credits and unrecognized gain (loss)	31.7	(28.2)	26.1
Income tax benefit (expense)	(8.1)	7.1	(6.8)
Net of tax	23.6	(21.1)	19.3

Amortization or settlement recognition of net unrecognized losses and net prior service costs included in net periodic benefit cost	21.3	8.1	0.5
Income tax benefit	(5.3)	(2.0)	(0.1)
Net of tax	16.0	6.1	0.4
Total comprehensive income	1,262.5	943.4	1,113.4

Comprehensive income attributable to noncontrolling interests	(25.4)	(25.0)	(23.5)
Comprehensive income attributable to Snap-on Incorporated	$1,237.1	$918.4	$1,089.9
See Notes to Consolidated Financial Statements.

2025 ANNUAL REPORT	65

Snap-on Incorporated – Consolidated Balance Sheets

	Fiscal Year End
(Amounts in millions, except share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,624.5	$1,360.5
Trade and other accounts receivable – net	881.4	815.6
Finance receivables – net	590.2	610.3
Contract receivables – net	130.0	120.0
Inventories – net	1,025.2	943.4
Prepaid expenses and other current assets	151.5	139.6
Total current assets	4,402.8	3,989.4

Property and equipment – net	552.3	542.6
Operating lease right-of-use assets	83.7	89.4
Deferred income tax assets	72.5	78.0
Long-term finance receivables – net	1,298.8	1,312.0
Long-term contract receivables – net	423.1	418.3
Goodwill	1,109.5	1,056.8
Other intangible assets – net	270.7	267.6
Pension assets	173.8	125.4
Other long-term assets	25.1	17.3
Total assets	$8,412.3	$7,896.8
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$16.2	$13.7
Accounts payable	229.1	265.9
Accrued benefits	64.7	67.2
Accrued compensation	77.2	86.1
Franchisee deposits	66.2	70.9
Other accrued liabilities	465.1	457.7
Total current liabilities	918.5	961.5

Long-term debt	1,186.4	1,185.5
Deferred income tax liabilities	87.0	73.5
Retiree health care benefits	17.7	19.4
Pension liabilities	85.7	78.4
Operating lease liabilities	61.8	68.6
Other long-term liabilities	98.4	92.9
Total liabilities	2,455.5	2,479.8

Commitments and contingencies (Note 15)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,461,309 and 67,456,641 shares, respectively)	67.5	67.5
Additional paid-in capital	578.5	557.7
Retained earnings	8,137.5	7,584.3
Accumulated other comprehensive loss	(354.8)	(575.0)
Treasury stock at cost (15,594,254 and 15,074,968 shares, respectively)	(2,496.9)	(2,240.4)
Total shareholders’ equity attributable to Snap-on Incorporated	5,931.8	5,394.1
Noncontrolling interests	25.0	22.9
Total equity	5,956.8	5,417.0
Total liabilities and equity	$8,412.3	$7,896.8
See Notes to Consolidated Financial Statements.

66	SNAP-ON INCORPORATED

Snap-on Incorporated – Consolidated Statements of Equity

	Shareholders’ Equity Attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$67.4	$499.9	$6,296.2	$(528.3)	$(1,853.9)	$22.2	$4,503.5
Net earnings for 2023	—	—	1,011.1	—	—	23.5	1,034.6
Other comprehensive income	—	—	—	78.8	—	—	78.8
Cash dividends – $6.72 per share	—	—	(355.6)	—	—	—	(355.6)
Stock compensation plans	—	45.6	—	—	107.9	—	153.5
Share repurchases – 1,126,000 shares	—	—	—	—	(294.7)	—	(294.7)
Other	0.1	—	(3.2)	—	—	(23.6)	(26.7)
Balance at December 30, 2023	67.5	545.5	6,948.5	(449.5)	(2,040.7)	22.1	5,093.4
Net earnings for 2024	—	—	1,043.9	—	—	25.0	1,068.9
Other comprehensive loss	—	—	—	(125.5)	—	—	(125.5)
Cash dividends – $7.72 per share	—	—	(406.4)	—	—	—	(406.4)
Stock compensation plans	—	12.2	—	—	90.3	—	102.5
Share repurchases – 952,000 shares	—	—	—	—	(290.0)	—	(290.0)
Other	—	—	(1.7)	—	—	(24.2)	(25.9)
Balance at December 28, 2024	67.5	557.7	7,584.3	(575.0)	(2,240.4)	22.9	5,417.0
Net earnings for 2025	—	—	1,016.9	—	—	25.4	1,042.3
Other comprehensive income	—	—	—	220.2	—	—	220.2
Cash dividends – $8.86 per share	—	—	(462.2)	—	—	—	(462.2)
Stock compensation plans	—	20.8	—	—	72.1	—	92.9
Share repurchases – 987,000 shares	—	—	—	—	(328.6)	—	(328.6)
Other	—	—	(1.5)	—	—	(23.3)	(24.8)
Balance at January 3, 2026	$67.5	$578.5	$8,137.5	$(354.8)	$(2,496.9)	$25.0	$5,956.8
See Notes to Consolidated Financial Statements.

2025 ANNUAL REPORT	67

Snap-on Incorporated – Consolidated Statements of Cash Flows

(Amounts in millions)	2025	2024	2023
Operating activities:
Net earnings	$1,042.3	$1,068.9	$1,034.6
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	75.8	72.7	72.2
Amortization of other intangible assets	22.7	25.3	27.1
Provisions for losses on finance receivables	72.9	71.1	57.2
Provisions for losses on non-finance receivables	21.3	22.8	19.2
Stock-based compensation expense	28.9	28.6	44.7
Deferred income tax provision (benefit)	2.5	(8.2)	(18.7)
Gain on sales of assets	(16.0)	(0.6)	(1.0)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	(61.8)	(72.9)	(45.2)
Contract receivables	(11.3)	(17.4)	(34.0)
Inventories	(44.1)	27.8	23.3
Prepaid expenses and other assets	25.5	10.4	35.1
Accounts payable	(42.7)	29.0	(48.1)
Accrued and other liabilities	(34.3)	(40.0)	(12.2)
Net cash provided by operating activities	1,081.7	1,217.5	1,154.2

Investing activities:
Additions to finance receivables	(913.6)	(966.0)	(1,029.0)
Collections of finance receivables	888.9	837.8	833.5
Capital expenditures	(76.0)	(83.5)	(95.0)
Acquisitions of businesses, net of cash acquired	—	—	(42.6)
Disposals of property and equipment	20.4	3.1	2.7
Other	7.2	4.5	(1.4)
Net cash used by investing activities	(73.1)	(204.1)	(331.8)

Financing activities:
Net increase (decrease) in other short-term borrowings	3.3	(1.3)	(1.7)
Cash dividends paid	(462.2)	(406.4)	(355.6)
Purchases of treasury stock	(328.6)	(290.0)	(294.7)
Proceeds from stock purchase plans and stock option exercises	73.9	92.3	113.6
Other	(36.3)	(44.4)	(34.5)
Net cash used by financing activities	(749.9)	(649.8)	(572.9)

Effect of exchange rate changes on cash and cash equivalents	5.3	(4.6)	(5.2)
Increase in cash and cash equivalents	264.0	359.0	244.3
Cash and cash equivalents at beginning of year	1,360.5	1,001.5	757.2
Cash and cash equivalents at end of year	$1,624.5	$1,360.5	$1,001.5

Supplemental cash flow disclosures:
Cash paid for interest	$(44.6)	$(44.1)	$(44.5)
Net cash paid for income taxes	(327.0)	(305.7)	(300.9)
See Notes to Consolidated Financial Statements.

68	SNAP-ON INCORPORATED

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
Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. The 2025 fiscal year ended on January 3, 2026 (“2025”), the 2024 fiscal year ended on December 28, 2024 (“2024”), and the 2023 fiscal year ended on December 30, 2023 (“2023”). The 2025 fiscal year contained 53 weeks of operating results with the additional week occurring in the fourth quarter. The impact of the additional week of operations was not material to Snap-on’s 2025 total revenues or net earnings. The 2024 and 2023 fiscal years each contained 52 weeks of operating results.
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
Research and engineering: Snap-on incurred research and engineering costs of $72.4 million, $67.0 million and $64.7 million in 2025, 2024 and 2023, respectively. Research and engineering costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

2025 ANNUAL REPORT	69

Notes to Consolidated Financial Statements (continued)
Internally developed software: Costs incurred in the development of software that will ultimately be sold are capitalized from the time technological feasibility has been attained and capitalization ceases when the related product is ready for general release. During 2025, 2024 and 2023, Snap-on capitalized $18.9 million, $13.3 million and $11.0 million, respectively, of such costs. Amortization of capitalized software development costs, which is included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings, was $11.6 million in 2025, $10.7 million in 2024 and $10.5 million in 2023. Unamortized capitalized software development costs of $54.3 million as of 2025 year end and $44.0 million as of 2024 year end are included in “Other intangible assets – net” on the accompanying Consolidated Balance Sheets.
Internal-use software: Costs that are incurred in creating software solutions and enhancements to those solutions are capitalized only for the application development stage of the project.
Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales. Costs incurred by Snap-on for shipping and handling are included as a component of cost of goods sold when the costs relate to manufacturing activities and when billed to customers as part of the sales transaction. In 2025, 2024 and 2023, Snap-on incurred shipping and handling charges of $66.9 million, $65.5 million and $72.0 million, respectively, that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings. Shipping and handling costs incurred in conjunction with selling or distribution activities are included as a component of operating expenses. Shipping and handling charges were $108.8 million in 2025, $116.4 million in 2024 and $107.8 million in 2023; these charges were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings. Other freight-related costs recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings in 2023 totaled $11.5 million.
Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. In 2025, 2024 and 2023, advertising and promotion expenses totaled $56.6 million, $47.5 million and $44.5 million, respectively. Advertising and promotion costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.
Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. See Notes 2 and 15 for information on warranties.
Foreign currency: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rates for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets. Foreign exchange transactions, net of foreign currency hedges, resulted in pretax losses of $3.6 million, $7.4 million and $11.0 million in 2025, 2024 and 2023, respectively. Foreign exchange transaction gains and losses are reported in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.
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

70	SNAP-ON INCORPORATED

Per share data: Basic earnings per share calculations were computed by dividing net earnings attributable to Snap‑on Incorporated by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding stock options and stock-settled stock appreciation rights (“SARs”) to purchase common shares is calculated using the treasury stock method. As of January 3, 2026, there were 510,982 awards outstanding that were anti-dilutive, and as of December 28, 2024, and December 30, 2023, there were no awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date. Snap-on had dilutive securities totaling 845,729 shares, 905,610 shares and 1,060,072 shares, as of the end of 2025, 2024 and 2023, respectively. See Note 13 for additional information on equity awards.
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
Cash equivalents: Snap-on considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of investments in money market funds and bank deposits at January 3, 2026, and December 28, 2024.
Receivables and allowances for credit losses: All trade, finance and contract receivables are reported on the Consolidated Balance Sheets at their amortized cost adjusted for any write-offs and net of allowances for credit losses. The amortized cost for finance and contract receivables is the amount originated adjusted for applicable accrued interest and net of deferred fees or costs, net of collections and write-offs.
Snap-on maintains allowances for credit losses, which represent an estimate of expected credit losses over the remaining contractual life of its receivables considering current conditions and supportable forecasts when appropriate. The estimate is a result of the company’s ongoing assessments and evaluations of collectability, historical loss experience, current conditions, and future market expectations in each of its receivable portfolios (trade, finance and contract receivables). For trade receivables, Snap-on uses historical loss experience rates by portfolio and applies them to a related aging analysis while also considering customer and/or economic risk where appropriate. Snap-on uses a vintage loss experience methodology for finance receivables. For contract receivables, Snap-on primarily uses a Weighted-Average Remaining Maturity (“WARM”) methodology. Determination of the proper amount of allowances by portfolio requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provisions for credit losses and, as a result, net earnings. The allowances take into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current conditions, supportable forecasts, when appropriate, and credit risk characteristics.
Snap-on evaluates the credit risk of the customer when extending credit based on a combination of various financial and qualitative factors that may affect its customers’ ability to pay. These factors may include the customer’s financial condition, past payment experience, and credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral.

2025 ANNUAL REPORT	71

Notes to Consolidated Financial Statements (continued)
Management performs detailed reviews of its receivables on a monthly and/or quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Monthly reviews of credit and collection performance are conducted for both its finance and contract receivable portfolios focusing on data such as delinquency trends, non-performing assets, and write-off and recovery activity. These reviews allow for the formulation of collection strategies and potential collection policy modifications in response to changing risk profiles in the finance and contract receivable portfolios. A receivable generally has credit losses when it is expected that all amounts related to the receivable will not be collected according to the contractual terms of the agreement. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written off accounts increase the allowances. For both finance and contract receivables, write-offs include the uncollectable principal amount of the receivable as well as the uncollectable accrued interest, net of repossessions. For finance receivables only, write-offs are partially offset by recourse from franchisees. Recovered interest previously written off are recorded through the allowances for credit losses and increase the allowances.
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

Other accrued liabilities: Supplemental balance sheet information for “Other accrued liabilities” as of 2025 and 2024 year end is as follows:

(Amounts in millions)	2025	2024
Income taxes	$14.1	$39.3
Operating lease liabilities	27.5	25.0
Deferred subscription revenue	68.1	59.0
Accrued new tool return	57.2	51.2
Accrued property, payroll and other taxes	28.2	28.5
Accrued selling and promotion expense	38.5	37.5
Other	231.5	217.2
Total other accrued liabilities	$465.1	$457.7
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

72	SNAP-ON INCORPORATED

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
New accounting standards: In 2025, Snap-on adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU was applied on a retrospective basis. The adoption of this ASU resulted in enhanced disclosures, including comparative effective income tax rate and income taxes paid information for all years presented, but otherwise had no impact on the company’s Consolidated Financial Statements. See Note 8 for additional information on income taxes.
In 2025, Snap-on also adopted ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows entities to elect a practical expedient that assumes that the current conditions as of the balance sheet date do not change for the remaining life of the asset for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The guidance was adopted on a prospective basis. The adoption of this ASU did not have a material impact on Snap-on’s Consolidated Financial Statements. See Note 4 for additional information on receivables.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated expense information in the notes to the financial statements related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses for each statement of earnings line item that contains those expenses. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively; this ASU allows for early adoption. The adoption of this ASU is being evaluated by the company and is not expected to have a material impact on Snap-on’s Consolidated Financial Statements.

Note 2: Revenue Recognition
Snap-on recognizes revenue from the sale of tools, diagnostics, equipment, and related services based on when control of the product passes to the customer or the service is provided and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

2025 ANNUAL REPORT	73

Notes to Consolidated Financial Statements (continued)
Revenue disaggregation

The following table shows the consolidated revenues by revenue source:

(Amounts in millions)	2025	2024	2023
Revenue from contracts with customers	$4,709.3	$4,677.6	$4,703.2
Other revenues	33.9	29.8	27.0
Total net sales	4,743.2	4,707.4	4,730.2
Financial services revenue	412.9	401.0	378.1
Total revenues	$5,156.1	$5,108.4	$5,108.3
Snap-on evaluates the performance of the Commercial & Industrial Group, the Snap-on Tools Group and the Repair Systems & Information Group operating segments based on segment net sales and segment operating earnings. The segment net sales of the Snap‑on Tools Group reflect external net sales, while the segment net sales of the Commercial & Industrial Group and the Repair Systems & Information Group include both external and intersegment net sales. Snap-on accounts for intersegment net sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results. The Financial Services operating segment is evaluated based on financial services revenue and segment operating earnings.
The following tables represent external net sales disaggregated by geography, based on the customers’ billing addresses:

	2025
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$617.5	$1,693.3	$1,218.5	$—	$—	$3,529.3
Europe	318.9	167.2	262.7	—	—	748.8
All other	249.3	104.4	111.4	—	—	465.1
External net sales	1,185.7	1,964.9	1,592.6	—	—	4,743.2
Intersegment net sales	271.8	—	284.5	—	(556.3)	—
Total net sales	1,457.5	1,964.9	1,877.1	—	(556.3)	4,743.2
Financial services revenue	—	—	—	412.9	—	412.9
Total revenue	$1,457.5	$1,964.9	$1,877.1	$412.9	$(556.3)	$5,156.1

	2024
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$621.9	$1,725.6	$1,171.9	$—	$—	$3,519.4
Europe	310.8	158.3	253.2	—	—	722.3
All other	254.9	105.3	105.5	—	—	465.7
External net sales	1,187.6	1,989.2	1,530.6	—	—	4,707.4
Intersegment net sales	289.2	—	267.3	—	(556.5)	—
Total net sales	1,476.8	1,989.2	1,797.9	—	(556.5)	4,707.4
Financial services revenue	—	—	—	401.0	—	401.0
Total revenue	$1,476.8	$1,989.2	$1,797.9	$401.0	$(556.5)	$5,108.4

* North America is comprised of the United States, Canada and Mexico.

74	SNAP-ON INCORPORATED

	2023
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$580.5	$1,839.2	$1,146.5	$—	$—	$3,566.2
Europe	295.7	149.7	243.5	—	—	688.9
All other	269.4	99.9	105.8	—	—	475.1
External net sales	1,145.6	2,088.8	1,495.8	—	—	4,730.2
Intersegment net sales	312.7	—	285.4	—	(598.1)	—
Total net sales	1,458.3	2,088.8	1,781.2	—	(598.1)	4,730.2
Financial services revenue	—	—	—	378.1	—	378.1
Total revenue	$1,458.3	$2,088.8	$1,781.2	$378.1	$(598.1)	$5,108.3

* North America is comprised of the United States, Canada and Mexico.
The following tables represent external net sales disaggregated by customer type:

	2025
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$81.0	$1,964.9	$1,592.6	$—	$—	$3,638.5
All other professionals	1,104.7	—	—	—	—	1,104.7
External net sales	1,185.7	1,964.9	1,592.6	—	—	4,743.2
Intersegment net sales	271.8	—	284.5	—	(556.3)	—
Total net sales	1,457.5	1,964.9	1,877.1	—	(556.3)	4,743.2
Financial services revenue	—	—	—	412.9	—	412.9
Total revenue	$1,457.5	$1,964.9	$1,877.1	$412.9	$(556.3)	$5,156.1

	2024
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$82.6	$1,989.2	$1,530.6	$—	$—	$3,602.4
All other professionals	1,105.0	—	—	—	—	1,105.0
External net sales	1,187.6	1,989.2	1,530.6	—	—	4,707.4
Intersegment net sales	289.2	—	267.3	—	(556.5)	—
Total net sales	1,476.8	1,989.2	1,797.9	—	(556.5)	4,707.4
Financial services revenue	—	—	—	401.0	—	401.0
Total revenue	$1,476.8	$1,989.2	$1,797.9	$401.0	$(556.5)	$5,108.4

2025 ANNUAL REPORT	75

Notes to Consolidated Financial Statements (continued)

	2023
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$82.5	$2,088.8	$1,495.8	$—	$—	$3,667.1
All other professionals	1,063.1	—	—	—	—	1,063.1
External net sales	1,145.6	2,088.8	1,495.8	—	—	4,730.2
Intersegment net sales	312.7	—	285.4	—	(598.1)	—
Total net sales	1,458.3	2,088.8	1,781.2	—	(598.1)	4,730.2
Financial services revenue	—	—	—	378.1	—	378.1
Total revenue	$1,458.3	$2,088.8	$1,781.2	$378.1	$(598.1)	$5,108.3
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
For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations. The remaining duration of these unsatisfied performance obligations ranges from one month up to 60 months. Snap-on had $221.3 million of long-term contracts that have fixed consideration that extends beyond one year as of January 3, 2026. Snap-on expects to recognize approximately 70% of these contracts as revenue by the end of fiscal 2027, an additional 25% by the end of fiscal 2029 and the balance thereafter.
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

76	SNAP-ON INCORPORATED

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
Significant payment terms: For ship-and-bill type contracts with customers, the contract states the final terms of the sale, including the description, quantity, and price of each product or service purchased. Payment terms are typically 30 to 120 days after delivery.
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
Variable consideration is estimated at the amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available.
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
Contract liabilities: Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance. The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities was $73.5 million at January 3, 2026, and $63.8 million at December 28, 2024. The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion of such liabilities is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets. In 2025, Snap-on recognized revenue of $58.4 million that was included in the contract liability balance at December 28, 2024, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.
Franchise fee revenue, including nominal, non-refundable initial fees, is recognized upon the granting of a franchise, which is when the company has performed substantially all initial services required by the franchise agreement. Franchise fee revenue also includes ongoing monthly fees (primarily for sales and business training as well as marketing and product promotion programs) that are recognized as the fees are earned. Franchise fee revenue in 2025, 2024 and 2023 totaled $21.2 million, $19.4 million and $18.7 million, respectively.

2025 ANNUAL REPORT	77

Notes to Consolidated Financial Statements (continued)
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

The components of Snap-on’s trade and other accounts receivable as of 2025 and 2024 year end are as follows:

(Amounts in millions)	2025	2024
Trade and other accounts receivable	$921.8	$852.7
Allowances for credit losses	(40.4)	(37.1)
Total trade and other accounts receivable – net	$881.4	$815.6
The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for 2025 and 2024:

(Amounts in millions)	2025	2024
Allowances for credit losses:
Beginning of year	$37.1	$34.9
Provisions for credit losses	18.3	20.2
Charge-offs	(16.3)	(16.8)
Recoveries	0.4	0.2
Currency translation	0.9	(1.4)
End of year	$40.4	$37.1
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

78	SNAP-ON INCORPORATED

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

The components of Snap-on’s current finance and contract receivables as of 2025 and 2024 year end are as follows:

(Amounts in millions)	2025	2024
Finance installment receivables	$588.0	$616.0
Finance lease receivables, net of unearned finance charges of $9.2 million and $6.5 million, respectively	25.0	17.1
Total finance receivables	613.0	633.1

Contract installment receivables	69.6	61.7
Contract lease receivables, net of unearned finance charges of $21.4 million and $21.9 million, respectively	62.4	60.0
Total contract receivables	132.0	121.7
Total	745.0	754.8

Allowances for credit losses:
Finance installment receivables	(22.3)	(22.5)
Finance lease receivables	(0.5)	(0.3)
Total finance allowances for credit losses	(22.8)	(22.8)

Contract installment receivables	(1.0)	(0.9)
Contract lease receivables	(1.0)	(0.8)
Total contract allowances for credit losses	(2.0)	(1.7)
Total allowances for credit losses	(24.8)	(24.5)
Total current finance and contract receivables – net	$720.2	$730.3

Finance receivables – net	$590.2	$610.3
Contract receivables – net	130.0	120.0
Total current finance and contract receivables – net	$720.2	$730.3

2025 ANNUAL REPORT	79

Notes to Consolidated Financial Statements (continued)
The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of 2025 and 2024 year end are as follows:

(Amounts in millions)	2025	2024
Finance installment receivables	$1,313.8	$1,337.5
Finance lease receivables, net of unearned finance charges of $8.4 million and $5.7 million, respectively	35.7	24.1
Total finance receivables	1,349.5	1,361.6

Contract installment receivables	232.2	223.0
Contract lease receivables, net of unearned finance charges of $34.7 million and $36.3 million, respectively	196.2	200.4
Total contract receivables	428.4	423.4
Total	1,777.9	1,785.0

Allowances for credit losses:
Finance installment receivables	(50.1)	(49.2)
Finance lease receivables	(0.6)	(0.4)
Total finance allowances for credit losses	(50.7)	(49.6)

Contract installment receivables	(3.2)	(3.3)
Contract lease receivables	(2.1)	(1.8)
Total contract allowances for credit losses	(5.3)	(5.1)
Total allowances for credit losses	(56.0)	(54.7)
Total long-term finance and contract receivables – net	$1,721.9	$1,730.3

Finance receivables – net	$1,298.8	$1,312.0
Contract receivables – net	423.1	418.3
Total long-term finance and contract receivables – net	$1,721.9	$1,730.3

80	SNAP-ON INCORPORATED

Long-term finance and contract receivables installments, net of unearned finance charges, as of 2025 and 2024 year end are scheduled as follows:

	2025		2024
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Due in Months:
13 – 24	$503.5	$101.6	$502.8	$98.1
25 – 36	409.2	90.5	413.2	87.7
37 – 48	284.6	74.4	291.7	74.6
49 – 60	152.2	57.2	153.9	58.8
Thereafter	—	104.7	—	104.2
Total	$1,349.5	$428.4	$1,361.6	$423.4
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
The amortized cost basis of finance and contract receivables by origination year as of 2025 year end and charge-offs recorded in 2025 by origination year, are as follows:

(Amounts in millions)	2025	2024	2023	2022	2021	Prior	Total
Finance Receivables:
Delinquent	$20.6	$25.5	$14.4	$5.6	$2.2	$0.9	$69.2
Non-delinquent	1,212.1	431.5	177.0	57.4	13.1	2.2	1,893.3
Total finance receivables	$1,232.7	$457.0	$191.4	$63.0	$15.3	$3.1	$1,962.5

Finance receivables charge-offs	$5.7	$33.2	$23.0	$10.0	$3.9	$7.1	$82.9

Contract receivables:
Delinquent	$0.3	$1.3	$1.0	$0.6	$0.2	$0.1	$3.5
Non-delinquent	198.1	137.6	93.7	58.9	33.4	35.2	556.9
Total contract receivables	$198.4	$138.9	$94.7	$59.5	$33.6	$35.3	$560.4

Contract receivables charge-offs	$—	$0.3	$1.2	$0.9	$0.3	$0.5	$3.2

2025 ANNUAL REPORT	81

Notes to Consolidated Financial Statements (continued)
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
The allowances for credit losses are adjusted each period for changes in the credit risk and expected lifetime credit losses.
The following is a rollforward of the allowances for credit losses for finance and contract receivables for 2025 and 2024:

	2025		2024
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of year	$72.4	$6.8	$67.8	$6.7
Provisions for credit losses	72.9	3.0	71.1	2.6
Charge-offs	(82.9)	(3.2)	(75.6)	(3.0)
Recoveries	10.8	0.6	9.3	0.5
Currency translation	0.3	0.1	(0.2)	—
End of year	$73.5	$7.3	$72.4	$6.8

82	SNAP-ON INCORPORATED

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
It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables. The amount and number of finance and contract receivable modifications as of 2025 and 2024 year end were immaterial to both the financial services portfolio and the company’s results of operations and financial position.
The aging of finance and contract receivables as of 2025 and 2024 year end is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
2025 year end:
Finance receivables	$25.6	$15.7	$27.9	$69.2	$1,893.3	$1,962.5	$23.7
Contract receivables	1.4	0.7	1.4	3.5	556.9	560.4	0.4

2024 year end:
Finance receivables	$26.6	$14.8	$26.7	$68.1	$1,926.6	$1,994.7	$23.0
Contract receivables	0.9	0.5	1.0	2.4	542.7	545.1	0.2

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
The amount of finance and contract receivables on nonaccrual status as of 2025 and 2024 year end is as follows:

(Amounts in millions)	2025	2024
Finance receivables	$13.1	$11.3
Contract receivables	2.6	2.5

2025 ANNUAL REPORT	83

Notes to Consolidated Financial Statements (continued)
Note 5: Inventories
Inventories by major classification as of 2025 and 2024 year end are as follows:

(Amounts in millions)	2025	2024
Finished goods	$902.7	$840.1
Work in progress	75.5	72.5
Raw materials	173.7	153.2
Total FIFO value	1,151.9	1,065.8
Excess of current cost over LIFO cost	(126.7)	(122.4)
Total inventories – net	$1,025.2	$943.4
Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 62% and 57% of total inventories as of 2025 and 2024 year end, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of 2025 year end, approximately 40% of the company’s U.S. inventory was accounted for using the FIFO method and 60% was accounted for using the last-in, first-out (“LIFO”) method. The liquidation of LIFO inventory did not have a significant impact on our results of operations in any period presented.

Note 6: Property and Equipment
Property and equipment (which are carried at cost) as of 2025 and 2024 year end are as follows:

(Amounts in millions)	2025	2024
Land	$35.8	$33.7
Buildings and improvements	470.3	462.6
Machinery, equipment and computer software	1,142.7	1,103.7
Property and equipment – gross	1,648.8	1,600.0
Accumulated depreciation	(1,096.5)	(1,057.4)
Property and equipment – net	$552.3	$542.6

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery, equipment and computer software	2 to 15 years
Depreciation expense was $75.8 million, $72.7 million and $72.2 million in 2025, 2024 and 2023, respectively.
In the fourth quarter of 2025, as part of footprint actions in the Commercial & Industrial Group, Snap-on entered into an agreement with a local government to sell a building in response to that government’s larger rezoning activities, resulting in a gain, net of related expenses, of $15.9 million during the period. The company also anticipates an incremental net benefit in 2026 upon completion of the provisions outlined in the agreement. The net gain is recorded within “Operating expenses” in the accompanying Consolidated Statements of Earnings for the year ended January 3, 2026.

84	SNAP-ON INCORPORATED

Note 7: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for 2025 and 2024 are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of 2023 year end	$346.6	$12.4	$738.4	$1,097.4
Currency translation	(17.8)	—	(9.6)	(27.4)
Acquisition adjustments	(13.2)	—	—	(13.2)
Balance as of 2024 year end	$315.6	$12.4	$728.8	$1,056.8
Currency translation	33.8	—	18.9	52.7
Balance as of 2025 year end	$349.4	$12.4	$747.7	$1,109.5
Goodwill of $1,056.8 million as of 2024 year end included $19.8 million, from the acquisition of Mountz. In the first quarter of 2024, the purchase accounting valuations for the acquired net assets of Mountz were completed, resulting in a reduction of goodwill of $13.2 million from year end 2023. See Note 3 for additional information on acquisitions.
Additional disclosures related to other intangible assets as of 2025 and 2024 year end are as follows:

	2025			2024
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets:
Customer relationships	$79.8	$(34.7)	$45.1	$84.2	$(35.1)	$49.1
Developed technology	26.5	(26.0)	0.5	26.6	(23.1)	3.5
Internally developed software	200.8	(146.5)	54.3	179.6	(135.6)	44.0
Patents	54.0	(23.4)	30.6	49.8	(21.4)	28.4
Trademarks	4.1	(2.8)	1.3	3.8	(2.5)	1.3
Other	0.9	(0.5)	0.4	6.1	(2.9)	3.2
Total	366.1	(233.9)	132.2	350.1	(220.6)	129.5
Non-amortized trademarks	138.5	—	138.5	138.1	—	138.1
Total other intangible assets	$504.6	$(233.9)	$270.7	$488.2	$(220.6)	$267.6
In 2025, Snap-on retired $8.4 million of customer relationships, $1.6 million of internally developed software and $0.7 million of developed technology that were fully amortized and had reached the end of their useful lives. Snap-on also retired $8.9 million of non-amortized trademarks and $5.5 million of land-use rights with a net carrying value of $2.9 million related to a building that was sold. See Note 6 for additional information on property and equipment.
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
Provisions for impairment of goodwill and/or other intangible assets could arise in a future period due to significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, changes in key personnel or litigation, a sustained decrease in share price and/or other events. As of 2025 year end, the company had no accumulated impairment losses.

2025 ANNUAL REPORT	85

Notes to Consolidated Financial Statements (continued)
The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	14
Developed technology	5
Internally developed software	5
Patents	15
Trademarks	9
Other	50
The weighted-average amortization period for all amortizable intangible assets on a combined basis is 11 years. Intangible asset renewal costs are expensed as incurred.
The aggregate amortization expense was $22.7 million in 2025, $25.3 million in 2024 and $27.1 million in 2023. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $18.5 million in 2026, $16.0 million in 2027, $13.2 million in 2028, $10.8 million in 2029, and $9.8 million in 2030.

Note 8: Income Taxes
The source of earnings before income taxes consisted of the following:

(Amounts in millions)	2025	2024	2023
United States	$1,122.8	$1,188.2	$1,143.7
Foreign	213.1	184.9	184.3
Total	$1,335.9	$1,373.1	$1,328.0
The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2025	2024	2023
Current:
Federal	$196.5	$220.8	$215.4
Foreign	49.4	50.4	55.2
State	45.2	41.2	41.5
Total current	291.1	312.4	312.1
Deferred:
Federal	0.5	(8.6)	(14.5)
Foreign	3.6	0.1	(3.9)
State	(1.6)	0.3	(0.3)
Total deferred	2.5	(8.2)	(18.7)
Total income tax provision	$293.6	$304.2	$293.4

86	SNAP-ON INCORPORATED

The following is a reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate:

	2025		2024		2023
Earnings before income tax expense	$1,335.9		$1,373.1		$1,328.0

Statutory federal income tax rate	$280.5	21.0%	$288.4	21.0%	$278.9	21.0%
State income taxes, net of federal benefit*	35.6	2.7	33.3	2.4	29.7	2.2
Foreign tax effects	8.7	0.6	9.8	0.7	10.8	0.8
Effects of cross-border tax laws	(12.6)	(0.9)	(11.1)	(0.8)	(11.9)	(0.9)
Tax credits	(7.8)	(0.6)	(2.9)	(0.2)	(4.3)	(0.3)
Nontaxable or nondeductible items	(10.8)	(0.8)	(13.3)	(0.9)	(9.8)	(0.7)
Effective tax rate	$293.6	22.0%	$304.2	22.2%	$293.4	22.1%

*	State taxes in California, Illinois, Michigan, New Jersey, New York, Pennsylvania and Wisconsin comprised greater than 50% of the tax effect in this category.

Snap-on’s effective income tax rate on earnings attributable to Snap-on Incorporated was 22.4% in 2025, 22.6% in 2024, and 22.5% in 2023.
Income taxes paid, net of refunds are as follows:

(Amounts in millions)	2025	2024	2023
U.S. Federal*	$225.7	$207.8	$209.5
State and local	45.4	49.6	36.5

United Kingdom**	—	—	16.5
Other	55.9	48.3	38.4
Total foreign	55.9	48.3	54.9
Total income taxes paid, net	$327.0	$305.7	$300.9

*	Includes amounts paid to purchase transferable clean energy tax credits during 2025.
**	The amount of income taxes paid does not meet the 5% jurisdictional disaggregation threshold for 2025 and 2024.
Temporary differences that give rise to the net deferred income tax asset (liability) as of 2025, 2024 and 2023 year end are as follows:

(Amounts in millions)	2025	2024	2023
Deferred income tax assets (liabilities):
Inventories	$37.3	$42.9	$43.2
Accruals not currently deductible	59.4	64.1	68.6
Tax credit carryforward	4.9	3.0	5.2
Employee benefits	(8.7)	2.9	1.4
Net operating losses	43.7	49.0	48.0
Depreciation and amortization	(134.2)	(140.9)	(156.4)
Valuation allowance	(22.6)	(23.9)	(27.2)
Equity-based compensation	11.1	12.1	16.2
Undistributed non-U.S. earnings	(3.7)	(3.6)	(3.9)
Other	(1.7)	(1.1)	1.7
Net deferred income tax asset (liability)	$(14.5)	$4.5	$(3.2)

2025 ANNUAL REPORT	87

Notes to Consolidated Financial Statements (continued)
As of 2025 year end, Snap-on had tax net operating loss carryforwards totaling $164.9 million as follows:

(Amounts in millions)	State	Federal	Foreign	Total
Year of expiration:
2026-2030	$—	$—	$35.3	$35.3
2031-2035	—	—	19.8	19.8
2036-2040	—	—	30.3	30.3
2041-2045	—	—	21.0	21.0
Indefinite	—	—	58.5	58.5
Total net operating loss carryforwards	$—	$—	$164.9	$164.9
A valuation allowance totaling $22.6 million, $23.9 million and $27.2 million as of 2025, 2024 and 2023 year end, respectively, has been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period fluctuate.
The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2025, 2024 and 2023:

(Amounts in millions)	2025	2024	2023
Unrecognized tax benefits at beginning of year	$6.6	$7.5	$5.6
Gross increases – tax positions in prior periods	0.6	—	1.2
Gross decreases – tax positions in prior periods	—	(0.7)	—
Gross increases – tax positions in the current period	0.8	0.6	0.7
Settlements with taxing authorities	—	—	—
Lapsing of statutes of limitations	(0.6)	(0.8)	—
Unrecognized tax benefits at end of year	$7.4	$6.6	$7.5
The unrecognized tax benefits of $7.4 million, $6.6 million and $7.5 million as of 2025, 2024 and 2023 year end, respectively, would impact the effective income tax rate if recognized. As of January 3, 2026, unrecognized tax benefits of $1.3 million and $6.1 million were included in “Deferred income tax assets” and “Other long-term liabilities,” respectively, on the accompanying Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of 2025, 2024 and 2023 year end, the company had provided for $1.9 million, $1.2 million and $1.2 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. As of January 3, 2026, $1.9 million of accrued interest and penalties were included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.
Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase over the next 12 months for uncertain tax positions expected to be taken in future tax filings.
With few exceptions, Snap-on is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2019, and Snap-on is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2012.
In general, it is Snap-on’s practice and intention to reinvest certain earnings of its non-U.S. subsidiaries in those operations. As of 2025 year end, the company has not made a provision for incremental U.S. income taxes or additional foreign withholding taxes on approximately $624.5 million of such undistributed earnings that is deemed indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. As a result of the Tax Act, which subjected the majority of the company’s undistributed foreign earnings to taxation for the 2017 tax year, the company can now repatriate non-U.S. cash in a tax efficient manner. Accordingly, the company does not have an indefinitely reinvested assertion on the majority of undistributed earnings for its non-U.S. subsidiaries and has recorded a deferred tax liability of $3.7 million for the incremental tax costs associated with the future potential repatriation of such earnings.

88	SNAP-ON INCORPORATED

Note 9: Short-term and Long-term Debt
Short-term and long-term debt as of 2025 and 2024 year end consisted of the following:

(Amounts in millions)	2025	2024
3.25% unsecured notes due 2027	$300.0	$300.0
4.10% unsecured notes due 2048	400.0	400.0
3.10% unsecured notes due 2050	500.0	500.0
Other debt*	2.6	(0.8)
Total debt	1,202.6	1,199.2

Less: notes payable	(16.2)	(13.7)
Total long-term debt	$1,186.4	$1,185.5

* Includes unamortized debt issuance costs and issuance discounts.
Snap-on’s long-term debt and notes payable maturities in the next five years include a $300.0 million note that matures on March 1, 2027.
Average notes payable outstanding were $18.0 million and $14.9 million in 2025 and 2024, respectively. The 2025 weighted-average interest rate on such borrowings of 13.4% compared with 10.4% in 2024. At 2025 year end, the weighted-average interest rate on outstanding notes payable of 15.6% compared with 9.5% in 2024.
Snap-on has a $900 million multicurrency revolving credit facility that terminates on September 12, 2028 (the “Credit Facility”). The Credit Facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. No amounts were borrowed or outstanding under the Credit Facility during the years ended and as of January 3, 2026, or December 28, 2024.
Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of January 3, 2026, the company’s consolidated cash balance, net of certain adjustments, exceeded consolidated debt resulting in actual ratios of (0.05) and (0.21), respectively. Both ratios are within the permitted ranges set forth in this financial covenant.
Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances. There was no commercial paper issued or outstanding during the years ended and as of January 3, 2026, or December 28, 2024.

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

2025 ANNUAL REPORT	89

Notes to Consolidated Financial Statements (continued)
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
As of 2025 year end, Snap-on had $153.2 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $161.2 million in British pounds, $34.5 million in euros, $31.6 million in Swedish kronor, $23.6 million in Australian dollars, $23.0 million in Chinese renminbi, $20.5 million in Hong Kong dollars, $19.0 million in Singapore dollars, $10.0 million in Mexican pesos, and $20.1 million in other currencies, and sell contracts including $171.3 million in Canadian dollars, $10.0 million in Indian rupees, and $9.0 million in other currencies. As of 2024 year end, Snap-on had $197.4 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $108.5 million in British pounds, $102.5 million in Swedish kronor, $53.9 million in Hong Kong dollars, $32.9 million in euros, $27.9 million in Chinese renminbi, $26.7 million in Australian dollars, $24.2 million in Singapore dollars, $7.0 million in Norwegian kroner, and $19.4 million in other currencies, and sell contracts including $193.4 million in Canadian dollars, $9.7 million in Indian rupees, and $2.5 million in other currencies.
Interest rate risk management: Snap-on may manage the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements (“interest rate swaps”) and treasury lock agreements (“treasury locks”).
Interest rate swaps: Snap-on may enter into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. The change in the fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets. There were no outstanding interest rate swaps as of both 2025 and 2024 year end.
Treasury locks: Snap-on may use treasury locks to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI for derivative instruments that are designated and qualify as cash flow hedges. Upon the issuance of debt, the related amount in Accumulated OCI is released over the term of the debt and recognized as an adjustment to interest expense on the Consolidated Statements of Earnings. There were no treasury locks outstanding as of both 2025 and 2024 year end.

90	SNAP-ON INCORPORATED

Stock-based deferred compensation risk management: Snap-on manages market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap‑on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of 2025 and 2024 year end, Snap-on had equity forwards in place intended to manage market risk with respect to 73,000 shares and 68,100 shares, respectively, of Snap‑on common stock associated with its deferred compensation plans.
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
Snap-on has derivative assets and liabilities related to foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair values of derivative instruments included within the accompanying Consolidated Balance Sheets as of 2025 and 2024 year end are as follows:

		2025		2024
(Amounts in millions)	Balance Sheet Presentation	Derivative Assets Fair Value	Derivative Liability Fair Value	Derivative Assets Fair Value	Derivative Liability Fair Value
Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other current assets	$7.5	$—	$12.3	$—
Foreign currency forwards	Other accrued liabilities	—	9.6	—	21.3
Equity forwards	Prepaid expenses and other current assets	25.6	—	23.4	—
Total derivative instruments		$33.1	$9.6	$35.7	$21.3
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Equity forwards are valued using a market approach based primarily on the company’s stock price at the reporting date. The company did not have any derivative assets or liabilities measured at Level 1 or Level 3, nor did it implement any changes in its valuation techniques in 2025 and 2024, respectively.

2025 ANNUAL REPORT	91

Notes to Consolidated Financial Statements (continued)
The effect of cash flow hedges included in the Consolidated Statements of Earnings is as follows:

	Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	2025	2024	2023
(Amounts in millions)
The amount of interest expense presented in the Consolidated Statements of Earnings:	$(50.5)	$(49.6)	$(49.9)

Gain on cash flow hedging relationships:
Treasury locks
Gain reclassified from accumulated OCI into income	$1.7	$1.7	$1.6
During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $1.2 million after tax at the time the underlying hedge transactions are realized.
The effects of derivative instruments not designated as hedging instruments as included in the Consolidated Statements of Earnings are as follows:

	Statement of Earnings Presentation	Gain (Loss) Recognized in Income on Derivatives

(Amounts in millions)		2025	2024	2023
Gain (loss) on derivative relationships:
Foreign currency forwards	Other income (expense) – net	$(25.1)	$(9.1)	$6.0
Net exposures	Other income (expense) – net	21.5	1.7	(17.0)

Equity forwards	Operating expenses	$(1.2)	$4.8	$4.5
Stock-based deferred compensation liabilities	Operating expenses	0.7	(4.5)	(4.5)
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
Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements as of 2025 and 2024 year end are as follows:

	2025		2024
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,889.0	$2,166.0	$1,922.3	$2,180.9
Contract receivables – net	553.1	593.4	538.3	569.5
Long-term debt and notes payable	1,202.6	967.8	1,199.2	944.2

92	SNAP-ON INCORPORATED

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
The status of Snap-on’s pension plans as of 2025 and 2024 year end is as follows:

(Amounts in millions)	2025	2024
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,270.2	$1,291.9
Service cost	19.7	19.9
Interest cost	66.8	65.4
Plan participant contributions	0.3	0.3
Plan settlements	(0.5)	—
Benefits paid	(93.9)	(84.1)
Actuarial (gain) loss	8.1	(12.2)
Foreign currency impact	16.7	(11.0)
Benefit obligation at end of year	1,287.4	1,270.2
Change in plan assets:
Fair value of plan assets at beginning of year	1,308.1	1,333.9
Return on plan assets	134.2	58.8
Employer contributions	7.7	8.3
Plan participant contributions	0.3	0.3
Plan settlements	(0.5)	—
Benefits paid	(93.9)	(84.1)
Foreign currency impact	13.3	(9.1)
Fair value of plan assets at end of year	1,369.2	1,308.1
Funded status at end of year	$81.8	$37.9
The increase in the defined benefit pension plans benefit obligations in 2025 was primarily due to a decrease in the discount rate in 2025 as compared to 2024.

2025 ANNUAL REPORT	93

Notes to Consolidated Financial Statements (continued)
Amounts recognized in the Consolidated Balance Sheets as of 2025 and 2024 year end are as follows:

(Amounts in millions)	2025	2024
Pension assets	$173.8	$125.4
Accrued benefits	(6.3)	(9.1)
Pension liabilities	(85.7)	(78.4)
Net asset	$81.8	$37.9
Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2025 and 2024 year end are as follows:

(Amounts in millions)	2025	2024
Net loss, net of tax of $73.2 million and $86.9 million, respectively	$(223.5)	$(264.0)
Prior service cost, net of tax of $0.1 million and $0.1 million, respectively	(0.4)	(0.5)
Total amount included in Accumulated OCI	$(223.9)	$(264.5)
The accumulated benefit obligation for Snap-on’s pension plans as of 2025 and 2024 year end was $1,238.5 million and $1,219.5 million, respectively.
The accumulated benefit obligation, projected benefit obligation and fair value of plan assets for Snap-on’s pension plans as of 2025 and 2024 year end are as follows:

(Amounts in millions)	2025	2024
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$108.4	$101.5
Fair value of plan assets	18.6	17.6
Pension plans with projected benefit obligations in excess of plans assets:
Projected benefit obligation	$110.6	$105.1
Fair value of plan assets	18.6	17.6
The components of net periodic benefit cost (credit) and changes recognized in “Other comprehensive income (loss)” (“OCI”) are as follows:

(Amounts in millions)	2025	2024	2023
Net periodic benefit cost (credit):
Service cost	$19.7	$19.9	$18.8
Interest cost	66.8	65.4	65.3
Expected return on plan assets	(92.1)	(101.5)	(104.7)
Amortization of unrecognized loss	22.3	9.2	1.5
Amortization of prior service cost	0.1	0.1	0.1
Settlement loss	0.1	—	—
Net periodic benefit cost (credit)	$16.9	$(6.9)	$(19.0)

Changes in benefit obligations recognized in OCI, net of tax:
Net (gain) loss	$(40.5)	$14.9	$(19.9)
Prior service credit	(0.1)	—	—
Total recognized in OCI	$(40.6)	$14.9	$(19.9)
The components of net periodic benefit cost (credit), other than the service cost component, are included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. See Note 17 for additional information on Other income (expense) – net.

94	SNAP-ON INCORPORATED

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2025	2024	2023
Discount rate	5.4%	5.3%	5.4%
Expected return on plan assets	7.3%	7.3%	7.4%
Rate of compensation increase	3.2%	3.2%	3.2%
Interest crediting rate - U.S. cash balance plan	3.8%	3.8%	3.8%

The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of 2025 and 2024 year end are as follows:

	2025	2024
Discount rate	5.4%	5.5%
Rate of compensation increase	3.2%	3.2%
Interest crediting rate - U.S. cash balance plan	3.8%	3.8%
The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. The domestic discount rate as of 2025 and 2024 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries that incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.
The weighted-average discount rate for Snap-on’s domestic pension plans of 5.5% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points (100 basis points (“bps”) equals 1.0 percent) would have increased Snap-on’s 2025 domestic pension expense and projected benefit obligation by approximately $2.8 million and $46.2 million, respectively. As of 2025 year end, Snap-on’s domestic projected benefit obligation comprised approximately 85% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 4.9% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 bps would have increased Snap-on’s 2025 foreign pension expense and projected benefit obligation by approximately $0.7 million and $12.2 million, respectively.
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
As a practical expedient, Snap-on uses the calendar year end as the measurement date for its plans. Snap-on funds its pension plans as required by governmental regulation and may consider discretionary contributions as conditions warrant. Snap‑on intends to make contributions of $4.5 million to its foreign pension plans and $3.7 million to its domestic pension plans in 2026, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2026.

2025 ANNUAL REPORT	95

Notes to Consolidated Financial Statements (continued)
The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2026	$100.0
2027	102.9
2028	103.1
2029	105.4
2030	109.0
2031-2035	521.1
Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. The long-term investment performance objective for Snap-on’s domestic plans’ assets is to achieve net of expense returns that meet or exceed the 7.5% domestic long-term return on plan assets assumption used for reporting purposes. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets. As of 2025 year end, Snap-on’s domestic pension plans’ assets comprised approximately 86% of the company’s worldwide pension plan assets.
The process for determining the overall expected long-term return on plan assets begins by establishing long-term assumptions for core economic variables such as GDP growth and inflation, and long-term assumptions for market variables such as interest rates, credit spreads, earnings growth, and equity valuations. When developing these variables, economic relationships and market histories are applied to a forecast of future conditions. In addition to this valuation component, the total return calculation also factors in fundamentals such as coupons, dividend yields and earnings growth, among others by each respective asset class. The asset return assumption is also adjusted by any expected outperformance related to active investment management and an implicit expense load for estimated administrative and investment-related expenses. Risk and correlation assumptions are developed based on historical analysis as well as an assessment of future conditions.
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
Snap-on’s domestic pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2025 and 2024 year end are as follows:

	Target	2025	2024
Asset category:
Equity securities	49%	45%	46%
Debt securities and cash and cash equivalents	46%	45%	45%
Hedge funds	5%	10%	9%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$1,171.5	$1,126.3
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

96	SNAP-ON INCORPORATED

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
The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s domestic pension plans’ assets as of 2025 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$16.4	$—	$—	$16.4
Equity securities:
Domestic	71.6	—	—	71.6
Foreign	45.5	—	—	45.5
Commingled funds – domestic	—	—	214.7	214.7
Commingled funds – foreign	—	—	193.4	193.4
Private equity partnerships	—	—	5.0	5.0
Debt securities:
Government	156.0	3.0	—	159.0
Corporate bonds	—	352.1	—	352.1
Real estate and other real assets	—	—	0.7	0.7
Hedge funds	—	—	113.1	113.1
Total	$289.5	$355.1	$526.9	$1,171.5

2025 ANNUAL REPORT	97

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
The expected long-term rates of return on foreign plans’ assets, which range from 2.2% to 6.7% as of 2025 year end, reflect management’s expectations of long-term average rates of return on funds invested to provide benefits included in the plans’ projected benefit obligation. The expected returns are based on outlooks for inflation, fixed income returns and equity returns, asset allocations and investment strategies. Differences between actual and expected returns on foreign pension plans’ assets are recorded as an actuarial gain or loss and amortized accordingly.
Snap-on’s foreign pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2025 and 2024 year end are as follows:

	Target	2025	2024
Asset category:
Equity securities*	27%	27%	29%
Debt securities* and cash and cash equivalents	62%	62%	60%
Insurance contracts	11%	11%	11%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$197.7	$181.8

* Includes commingled funds - multi-strategy

98	SNAP-ON INCORPORATED

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2025 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$1.1	$—	$—	$1.1
Commingled funds – multi-strategy	—	—	127.0	127.0
Debt securities:
Government	21.0	—	—	21.0
Corporate bonds	—	26.9	—	26.9
Insurance contracts	—	21.7	—	21.7
Total	$22.1	$48.6	$127.0	$197.7
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
Snap-on has several 401(k) plans covering certain U.S. employees. Snap-on’s employer match to the 401(k) plans is made with cash contributions. In 2025, 2024 and 2023, Snap-on recognized expense of $12.6 million, $12.4 million and $12.3 million, respectively, related to its 401(k) plans.

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

2025 ANNUAL REPORT	99

Notes to Consolidated Financial Statements (continued)
The status of Snap-on’s U.S. postretirement health care plans as of 2025 and 2024 year end is as follows:

(Amounts in millions)	2025	2024
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$33.5	$35.8
Interest cost	1.8	1.8
Plan participant contributions	—	0.1
Benefits paid	(3.8)	(3.6)
Actuarial (gain) loss	1.0	(0.6)
Benefit obligation at end of year	32.5	33.5
Change in plan assets:
Fair value of plan assets at beginning of year	11.6	11.4
Return on plan assets	1.6	1.0
Employer contributions	3.0	2.7
Plan participant contributions	—	0.1
Benefits paid	(3.8)	(3.6)
Fair value of plan assets at end of year	12.4	11.6
Unfunded status at end of year	$(20.1)	$(21.9)

Amounts recognized in the Consolidated Balance Sheets as of 2025 and 2024 year end are as follows:

(Amounts in millions)	2025	2024
Accrued benefits	$(2.4)	$(2.5)
Retiree health care benefits	(17.7)	(19.4)
Net liability	$(20.1)	$(21.9)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2025 and 2024 year end are as follows:

(Amounts in millions)	2025	2024
Net gain, net of tax of $1.7 million and $2.0 million, respectively	$5.1	$6.1

The components of net periodic benefit cost (credit) and changes recognized in OCI are as follows:

(Amounts in millions)	2025	2024	2023
Net periodic benefit cost (credit):
Interest cost	$1.8	$1.8	$1.9
Expected return on plan assets	(0.7)	(0.6)	(0.6)
Amortization of unrecognized gain	(1.2)	(1.2)	(1.1)
Net periodic benefit cost (credit)	$(0.1)	$—	$0.2

Changes in benefit obligations recognized in OCI, net of tax:
Net loss	$1.0	$0.1	$0.2
The components of net periodic benefit cost (credit), other than the service cost component, are included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. See Note 17 for additional information on Other income (expense) – net.

100	SNAP-ON INCORPORATED

The weighted-average discount rate used to determine Snap-on’s postretirement health care expense is as follows:

	2025	2024	2023
Discount rate	5.5%	5.3%	5.3%

The weighted-average discount rate used to determine Snap-on’s accumulated benefit obligation is as follows:

	2025	2024
Discount rate	5.2%	5.5%
The methodology for selecting the year-end 2025 and 2024 weighted-average discount rate for the company’s domestic postretirement plans was to match the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. As a practical expedient, Snap-on uses the calendar year end as the measurement date for its plans.
For 2026, the actuarial calculations assume a pre-65 health care cost trend rate of 6.6% and a post-65 health care cost trend rate of 7.0%, both decreasing gradually to 4.0% in 2050 and thereafter.
The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2026	$3.0
2027	3.1
2028	3.2
2029	3.1
2030	3.1
2031-2035	14.6

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
The process for determining the overall expected long-term return on plan assets begins by establishing long-term assumptions for core economic variables such as GDP growth and inflation, and long-term assumptions for market variables such as interest rates, credit spreads, earnings growth, and equity valuations. When developing these variables, economic relationships and market histories are applied to a forecast of future conditions. In addition to this valuation component, the total return calculation also factors in fundamentals such as coupons, dividend yields and earnings growth, among others by each respective asset class. The asset return assumption is also adjusted by any expected outperformance related to active investment management and an implicit expense load for estimated administrative and investment-related expenses. Risk and correlation assumptions are developed based on historical analysis as well as an assessment of future conditions.

2025 ANNUAL REPORT	101

Notes to Consolidated Financial Statements (continued)
Snap-on’s VEBA plan target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2025 and 2024 year end are as follows:

	Target	2025	2024
Asset category:
Debt securities and cash and cash equivalents	46%	42%	45%
Equity securities	29%	31%	28%
Hedge funds	25%	27%	27%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$12.4	$11.6
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

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of the VEBA plan assets as of 2025 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$0.1	$—	$0.1
Debt securities	5.1	—	5.1
Equity securities	—	3.9	3.9
Hedge fund	—	3.3	3.3
Total	$5.2	$7.2	$12.4
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

Note 13: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance share units (“PSUs”), stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). As of 2025 year end, the 2011 Plan had 1,730,084 shares available for future grants. The company uses treasury stock to deliver shares under the 2011 Plan.
Net stock-based compensation expense was $28.9 million in 2025, $28.6 million in 2024 and $44.7 million in 2023. Cash received from stock purchase plans and stock option exercises was $73.9 million in 2025, $92.3 million in 2024 and $113.6 million in 2023. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $16.7 million in 2025, $20.2 million in 2024 and $16.9 million in 2023.
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

2025 ANNUAL REPORT	103

Notes to Consolidated Financial Statements (continued)
The following weighted-average assumptions were used in calculating the fair value of stock options granted during 2025, 2024 and 2023, using the Black-Scholes valuation model:

	2025	2024	2023
Expected term of stock option (in years)	4.57	4.90	4.89
Expected volatility factor	23.86%	23.63%	23.99%
Expected dividend yield	2.52%	2.76%	2.60%
Risk-free interest rate	4.36%	4.30%	3.99%
A summary of stock option activity during 2025 is presented below:

	Shares (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	1,670	$190.73
Granted	202	339.73
Exercised	(326)	168.20
Forfeited or expired	(18)	282.28
Outstanding at end of year	1,528	214.14	5.1	$209.0
Exercisable at end of year	1,126	183.37	4.0	188.8

* Weighted-average
The weighted-average grant date fair value of stock options granted was $70.62 in 2025, $55.07 in 2024 and $51.09 in 2023. The intrinsic value of stock options exercised was $54.0 million in 2025, $57.4 million in 2024 and $74.3 million in 2023. The fair value of stock options vested was $10.4 million in 2025, $9.5 million in 2024 and $9.1 million in 2023.
As of 2025 year end, there was $14.4 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.
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
The fair value of PSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of PSUs granted during 2025, 2024 and 2023, was $339.73, $269.00 and $249.26, respectively. Earned PSUs as of year end 2025, 2024, and 2023 totaled 38,247 shares, 63,445 shares and 137,096 shares, respectively. Earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”). PSUs related to 62,171 shares, 137,096 shares and 60,402 shares were paid out in 2025, 2024 and 2023, respectively.

104	SNAP-ON INCORPORATED

Changes to the company’s non-vested PSUs in 2025 are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested PSUs at beginning of year	113	$257.95
Granted	41	339.73
Performance assumption change**	(35)	254.88
Vested	(38)	249.26
Cancellations and other	(1)	278.22
Non-vested PSUs at end of year	80	305.17

* Weighted-average
** Reflects the number of PSUs adjusted based on performance metrics.
As of 2025 year end, there was $12.8 million of unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.
Restricted stock units: RSUs are earned and expensed using the fair value of the award over a contractual term of three years. Vesting of the RSUs is dependent upon continued employment for the 3-year cliff vesting period.
The fair value of RSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of RSUs granted during 2025, 2024 and 2023, was $339.73, $269.00 and $249.26, respectively.
Changes to the company’s non-vested RSUs in 2025 are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested RSUs at beginning of year	70	$242.63
Granted	18	339.73
Vested	(24)	213.17
Cancellations and other	(1)	280.38
Non-vested RSUs at end of year	63	282.28

* Weighted-average
As of 2025 year end, there was $6.6 million of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.0 year.
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

2025 ANNUAL REPORT	105

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
The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during 2025, 2024 and 2023, using the Black-Scholes valuation model:

	2025	2024	2023
Expected term of stock-settled SARs (in years)	4.11	4.20	4.08
Expected volatility factor	23.79%	23.80%	24.68%
Expected dividend yield	2.52%	2.77%	2.60%
Risk-free interest rate	4.39%	4.22%	3.87%

Changes to the company’s stock-settled SARs in 2025 are as follows:

	Stock-settled SARs (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	311	$207.64
Granted	60	339.73
Exercised	(23)	173.83
Forfeited or expired	(39)	225.62
Outstanding at end of year	309	233.57	6.1	$36.2
Exercisable at end of year	198	195.78	4.8	30.8

* Weighted-average
The weighted-average grant date fair value of stock-settled SARs granted was $68.11 in 2025, $52.12 in 2024 and $48.85 in 2023. The intrinsic value of stock-settled SARs exercised was $3.8 million in 2025, $4.0 million in 2024 and $5.3 million in 2023. The fair value of stock-settled SARs vested was $2.8 million in 2025, $2.3 million in 2024 and $1.9 million in 2023.
As of 2025 year end, there was $3.8 million of unrecognized compensation cost related to non-vested stock-settled SARs, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.
The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during 2025, 2024 and 2023, using the Black-Scholes valuation model:

	2025	2024	2023
Expected term of cash-settled SARs (in years)	3.34	3.37	3.30
Expected volatility factor	23.21%	24.25%	22.51%
Expected dividend yield	2.78%	2.49%	2.58%
Risk-free interest rate	3.55%	4.36%	4.01%
The intrinsic value of cash-settled SARs exercised was zero in both 2025 and 2024, and $0.4 million in 2023. The fair value of cash-settled SARs vested during 2025, 2024 and 2023 was $0.1 million, $0.2 million and $0.1 million, respectively.

106	SNAP-ON INCORPORATED

Changes to the company’s non-vested cash-settled SARs in 2025 are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at beginning of year	2	$108.41
Granted	1	61.68
Vested	(1)	111.55
Non-vested cash-settled SARs at end of year	2	79.24

* Weighted-average

As of 2025 year end, there was $0.2 million of unrecognized compensation cost related to non-vested cash-settled SARs, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.
Restricted stock awards – non-employee directors: The company awarded 4,437 shares, 5,391 shares and 5,760 shares of restricted stock to non-employee directors in 2025, 2024 and 2023, respectively. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions on the restricted stock awards generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.
Directors’ fee plan: Under the Directors’ 1993 Fee Plan, as amended, non-employee directors may elect to receive up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. In 2025, 2024 and 2023, issuances under the Directors’ Fee Plan totaled 424 shares, 441 shares and 449 shares, respectively, of which 193 shares, 184 shares and 176 shares, respectively, were deferred. As of 2025 year end, shares reserved for issuance to directors under this plan totaled 194,416 shares.
Employee stock purchase plan: Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low prices of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records compensation expense when Snap-on’s period-end stock price is greater than the plan purchase price. In 2025, 2024 and 2023, issuances under this plan totaled 24,680 shares, 21,798 shares and 27,225 shares, respectively. As of 2025 year end, 505,119 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $3.5 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was $0.7 million in 2025, $0.9 million in 2024 and $1.4 million in 2023.
Franchisee stock purchase plan: All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low prices of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records mark-to-market expense when Snap-on’s period-end stock price is greater than the plan purchase price. In 2025, 2024 and 2023, issuances under this plan totaled 43,518 shares, 42,687 shares and 46,510 shares, respectively. As of 2025 year end, 92,531 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $8.1 million. Participants are able to withdraw from the plan at any time prior to the ending date and generally receive back all contributions made during the plan year. The company recognized mark-to-market expense of $0.9 million in 2025, $1.9 million in 2024 and $2.5 million in 2023.

Note 14: Capital Stock
Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock awards and other corporate purposes, as well as when the company believes market conditions are favorable. Snap-on repurchased 987,000 shares, 952,000 shares and 1,126,000 shares in 2025, 2024 and 2023, respectively. As of 2025 year end, Snap-on has remaining availability to repurchase up to an additional $260.0 million in common stock pursuant to Board authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

2025 ANNUAL REPORT	107

Notes to Consolidated Financial Statements (continued)
Cash dividends paid in 2025, 2024 and 2023 totaled $462.2 million, $406.4 million and $355.6 million, respectively. Cash dividends per share in 2025, 2024 and 2023 were $8.86, $7.72 and $6.72, respectively. On February 12, 2026, the company’s Board declared a quarterly dividend of $2.44 per share, payable on March 10, 2026, to shareholders of record on February 24, 2026.

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
Snap-on’s product warranty accrual activity for 2025, 2024 and 2023 is as follows:

(Amounts in millions)	2025	2024	2023
Warranty accrual:
Beginning of year	$15.2	$14.7	$14.3
Additions	13.8	15.0	14.7
Usage	(14.5)	(14.5)	(14.3)
End of year	$14.5	$15.2	$14.7
Approximately 2,300 employees, or 18% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. The number of covered union employees whose contracts expire over the next five years approximates 600 employees in 2026, 800 employees in 2027, 150 employees in 2028, and 50 employees in 2029; there are no contracts currently scheduled to expire in 2030. In recent years, Snap-on has not experienced any significant work slowdowns, stoppages or other labor disruptions.
In the ordinary course of business, Snap-on is subject to legal disputes that are being litigated and/or settled. The accompanying Consolidated Statements of Earnings for the year ended January 3, 2026, include a benefit in “Operating expenses” of $22.0 million for the settlement of a legal matter (the “2025 legal settlement”). In addition, the accompanying Consolidated Statement of Earnings for the year ended December 28, 2024, include a benefit in “Operating expenses” of $22.5 million, for the final payments received associated with a separate legal matter (the “2024 legal payments”). Although it is not possible to predict the outcome of legal matters, management believes that the results of all legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 16: Leases
Lessee accounting: Snap-on determines if an arrangement is a lease at inception. Snap-on has operating and finance leases for manufacturing plants, distribution centers, software development facilities, financial services offices, data centers, company store vans and certain equipment. Snap-on’s leases have lease terms of one year to 24 years and some include options to extend and/or terminate the lease. The exercise of lease renewal options is at the company’s sole discretion. Certain leases also include options to purchase the leased property. When deemed reasonably certain of exercise, the renewal and purchase options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of assets and leasehold improvements are limited to the expected term, unless there is a transfer of title or purchase option reasonably certain of exercise. The company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants.
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

108	SNAP-ON INCORPORATED

Snap-on has lease agreements with lease and non-lease components, which are generally accounted for separately. For all equipment leases, including vehicles, Snap-on accounts for the lease and non-lease components as a single lease component.
Total lease costs for 2025, 2024 and 2023 consist of the following:

(Amounts in millions)	2025	2024	2023
Finance lease costs:
Amortization of ROU assets	$0.5	$1.4	$1.5
Interest on lease liabilities	0.1	0.1	0.1
Operating lease costs*	35.0	32.2	27.4
Total lease costs	$35.6	$33.7	$29.0

*	Includes short-term leases, variable lease costs and sublease income, which are immaterial.
Supplemental cash flow information related to leases in 2025, 2024 and 2023 is as follows:

(Amounts in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$0.6	$1.7	$2.0
Operating cash flows from finance leases	0.1	0.1	0.1
Operating cash flows from operating leases	31.6	30.0	24.7

ROU assets obtained in exchange for new lease obligations:
Finance lease liabilities	$0.3	$0.7	$0.8
Operating lease liabilities	20.5	44.6	36.0
Supplemental balance sheet information related to leases in 2025 and 2024 is as follows:

(Amounts in millions)	2025	2024
Finance leases:
Property and equipment – gross	$2.4	$17.0
Accumulated depreciation	(1.0)	(15.5)
Property and equipment – net	$1.4	$1.5

Other accrued liabilities	$0.4	$0.5
Other long-term liabilities	1.0	1.0
Total finance lease liabilities	$1.4	$1.5

Operating leases:
Operating lease right-of-use assets	$83.7	$89.4

Other accrued liabilities	$27.5	$25.0
Operating lease liabilities	61.8	68.6
Total operating lease liabilities	$89.3	$93.6

2025 ANNUAL REPORT	109

Notes to Consolidated Financial Statements (continued)
Weighted-average lease terms and discount rates in 2025 and 2024 are as follows:

	2025	2024	2023
Weighted-average remaining lease terms (in years):
Finance leases	3.5	3.8	2.5
Operating leases	4.2	4.7	3.8

Weighted-average discount rates:
Finance leases	4.4%	4.5%	4.1%
Operating leases	4.0%	3.6%	4.0%
Maturities of lease liabilities as of January 3, 2026, are as follows:

(Amounts in millions)	Operating Leases	Finance Leases
Year:
2026	$30.4	$0.5
2027	24.4	0.4
2028	17.0	0.3
2029	9.8	0.2
2030	5.2	0.1
2031 and thereafter	10.6	—
Total lease payments	97.4	1.5
Less: amount representing interest	(8.1)	(0.1)
Total lease liabilities	$89.3	$1.4
In 2025, Snap-on did not have any significant additional operating or finance leases that had not yet commenced.
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
Sales-type leases are included in both “Finance receivables – net” and “Long-term finance receivables – net” on the accompanying Consolidated Balance Sheets, with lease terms of up to five years. In 2025 and 2024, finance receivables have future minimum lease payments, including unguaranteed residual value, of $78.3 million and $53.4 million, respectively, and unearned finance charges of $17.6 million and $12.2 million, respectively.
Sales-type leases are also included in both “Contract receivables – net” and “Long-term contract receivables – net” on the accompanying Consolidated Balance Sheets, with lease terms of up to eight years. In 2025 and 2024, contract receivables have future minimum lease payments, including unguaranteed residual value, of $314.7 million and $318.6 million, respectively, and unearned finance charges of $56.1 million and $58.2 million, respectively.

110	SNAP-ON INCORPORATED

Future minimum lease payments as of January 3, 2026, are as follows:

(Amounts in millions)	Lease Receivables
Year:
2026	$117.9
2027	98.3
2028	74.6
2029	51.4
2030	31.2
2031 and thereafter	19.6
Total lease payments	393.0
Less: unearned finance charges	(73.7)
Net investment in leases	$319.3
See Note 4 for additional information on finance and contract receivables.

Note 17: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Consolidated Statements of Earnings consists of the following:

(Amounts in millions)	2025	2024	2023
Interest income	$58.8	$57.0	$40.2
Net foreign exchange loss	(3.6)	(7.4)	(11.0)
Net periodic pension and postretirement benefits - non-service	2.9	26.8	37.6
Other	0.6	0.6	0.7
Total other income (expense) – net	$58.7	$77.0	$67.5

Note 18: Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in Accumulated OCI by component and net of tax for 2025 and 2024:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance at beginning of 2024	$(211.8)	$5.7	$(243.4)	$(449.5)
Other comprehensive loss before reclassifications	(108.8)	—	(21.1)	(129.9)
Amounts reclassified from Accumulated OCI	—	(1.7)	6.1	4.4
Net other comprehensive loss	(108.8)	(1.7)	(15.0)	(125.5)
Balance as of 2024 year end	$(320.6)	$4.0	$(258.4)	$(575.0)
Other comprehensive income before reclassifications	182.3	—	23.6	205.9
Amounts reclassified from Accumulated OCI	—	(1.7)	16.0	14.3
Net other comprehensive income (loss)	182.3	(1.7)	39.6	220.2
Balance as of 2025 year end	$(138.3)	$2.3	$(218.8)	$(354.8)

2025 ANNUAL REPORT	111

Notes to Consolidated Financial Statements (continued)
The reclassifications out of Accumulated OCI in 2025 and 2024 are as follows:

	Amounts Reclassified from Accumulated OCI		Statement of Earnings Presentation
(Amounts in millions)	2025	2024
Gains on cash flow hedges:
Treasury locks	$1.7	$1.7	Interest expense
Income tax expense	—	—	Income tax expense
Net of tax	1.7	1.7
Amortization or settlement recognition of net unrecognized losses and net prior service costs	(21.3)	(8.1)	See footnote below*
Income tax benefit	5.3	2.0	Income tax expense
Net of tax	(16.0)	(6.1)
Total reclassifications for the period, net of tax	$(14.3)	$(4.4)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 11 and Note 12 for additional information.

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
Snap-on does not have any single customer or government that represents 10% or more of its revenues in any of the indicated periods.

112	SNAP-ON INCORPORATED

Financial Data by Segment:

	2025
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial	Total
(Amounts in millions)	Group	Group	Group	Services	Segments
External net sales	$1,185.7	$1,964.9	$1,592.6	$—	$4,743.2
Intersegment net sales	271.8	—	284.5	—	556.3
Segment net sales	1,457.5	1,964.9	1,877.1	—	5,299.5
Segment cost of goods sold	(867.8)	(1,043.8)	(1,002.5)	—	(2,914.1)
Segment gross profit	589.7	921.1	874.6	—	2,385.4
Financial services revenue	—	—	—	412.9	412.9
Segment operating and financial services expenses
Personnel	(225.6)	(194.8)	(260.9)	(36.7)
Shipping and handling costs	(30.8)	(77.2)	—	—
Depreciation and amortization	(6.6)	(7.5)	(19.0)	(0.8)
Provisions for credit losses	—	—	—	(75.9)
Other segment expenses*	(108.5)	(215.3)	(93.9)	(17.7)
Total segment operating and financial services expenses	(371.5)	(494.8)	(373.8)	(131.1)	(1,371.2)
Segment operating earnings	$218.2	$426.3	$500.8	$281.8	$1,427.1

Reconciliation of segment net sales to total net sales and total revenues:
Segment net sales					$5,299.5
Intersegment eliminations					(556.3)
Total net sales					4,743.2
Financial services revenue					412.9
Total revenues					$5,156.1

Reconciliation of segment cost of goods sold to cost of goods sold:
Segment cost of goods sold					$(2,914.1)
Intersegment eliminations					556.3
Cost of goods sold					$(2,357.8)

Reconciliation of segment operating earnings to operating earnings and earnings before income taxes:
Segment operating earnings					$1,427.1
Corporate operating expenses					(99.4)
Operating earnings					1,327.7
Interest expense					(50.5)
Other income (expense) – net					58.7
Earnings before income taxes					$1,335.9

*	Other segment expenses primarily include:

Commercial & Industrial Group - shared service allocations; technology, travel and marketing expenses. Also included are a $15.9 million net benefit related to the sale of a building, partially offset by an $8.9 million charge for the retirement of trademarks and $2.5 million of restructuring costs (collectively the “2025 footprint actions”), resulting in a net benefit of $4.5 million.

Snap-on Tools Group - franchisee support costs, shared service allocations and technology expenses.
Repair Systems & Information Group - technology, travel, marketing and professional-fee expenses; shared service allocations and a $22.0 million benefit for the 2025 legal settlement.
Financial Services - customer support and technology expenses.

2025 ANNUAL REPORT	113

Notes to Consolidated Financial Statements (continued)
Financial Data by Segment (continued):

	2024
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial	Total
(Amounts in millions)	Group	Group	Group	Services	Segments
External net sales	$1,187.6	$1,989.2	$1,530.6	$—	$4,707.4
Intersegment net sales	289.2	—	267.3	—	556.5
Segment net sales	1,476.8	1,989.2	1,797.9	—	5,263.9
Segment cost of goods sold	(868.6)	(1,050.3)	(967.1)	—	(2,886.0)
Segment gross profit	608.2	938.9	830.8	—	2,377.9
Financial services revenue	—	—	—	401.0	401.0
Segment operating and financial services expenses
Personnel	(218.8)	(191.7)	(253.9)	(34.7)
Shipping and handling costs	(27.8)	(87.7)	—	—
Depreciation and amortization	(7.8)	(7.5)	(20.8)	(1.0)
Provisions for credit losses	—	—	—	(73.7)
Other segment expenses*	(111.7)	(204.7)	(100.9)	(14.7)
Total segment operating and financial services expenses	(366.1)	(491.6)	(375.6)	(124.1)	(1,357.4)
Segment operating earnings	$242.1	$447.3	$455.2	$276.9	$1,421.5

Reconciliation of segment net sales to total net sales and total revenues:
Segment net sales					$5,263.9
Intersegment eliminations					(556.5)
Total net sales					4,707.4
Financial services revenue					401.0
Total revenues					$5,108.4

Reconciliation of segment cost of goods sold to cost of goods sold:
Segment cost of goods sold					$(2,886.0)
Intersegment eliminations					556.5
Cost of goods sold					$(2,329.5)

Reconciliation of segment operating earnings to operating earnings and earnings before income taxes:
Segment operating earnings					$1,421.5
Corporate operating expenses					(75.8)
Operating earnings					1,345.7
Interest expense					(49.6)
Other income (expense) – net					77.0
Earnings before income taxes					$1,373.1

*	Other segment expenses primarily include:
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
Snap-on Tools Group - franchisee support costs, shared service allocations and technology expenses.
Repair Systems & Information Group - technology, travel, professional-fee and marketing expenses; shared service allocations.
Financial Services - customer support and technology expenses.

2025 ANNUAL REPORT	115

Notes to Consolidated Financial Statements (continued)
Financial Data by Segment (continued):

(Amounts in millions)	2025	2024	2023
Capital expenditures:
Commercial & Industrial Group	$20.8	$19.4	$22.5
Snap-on Tools Group	20.8	39.6	46.1
Repair Systems & Information Group	30.9	22.2	20.3
Financial Services	1.0	0.6	1.8
Total from reportable segments	73.5	81.8	90.7
Corporate	2.5	1.7	4.3
Total capital expenditures	$76.0	$83.5	$95.0

Depreciation and amortization:
Commercial & Industrial Group	$25.0	$25.3	$25.7
Snap-on Tools Group	31.7	30.5	29.3
Repair Systems & Information Group	36.8	37.0	39.4
Financial Services	0.8	1.0	0.9
Total from reportable segments	94.3	93.8	95.3
Corporate	4.2	4.2	4.0
Total depreciation and amortization	$98.5	$98.0	$99.3

Revenues by geographic region:*
United States	$3,635.3	$3,640.9	$3,664.3
Europe	825.5	793.8	760.9
All other	695.3	673.7	683.1
Total revenues	$5,156.1	$5,108.4	$5,108.3

(Amounts in millions)		2025	2024
Assets:
Commercial & Industrial Group		$1,318.1	$1,230.8
Snap-on Tools Group		972.1	937.5
Repair Systems & Information Group		1,784.3	1,695.5
Financial Services		2,477.2	2,491.9
Total assets from reportable segments		6,551.7	6,355.7
Corporate		1,946.3	1,633.0
Elimination of intersegment receivables		(85.7)	(91.9)
Total assets		$8,412.3	$7,896.8

Long-lived assets:**
United States		$401.5	$412.7
Europe		186.9	163.9
All other		47.6	55.4
Total long-lived assets		$636.0	$632.0

*	Revenues are attributed to countries based on origin of the sale.
**	Long-lived assets consist of Property and equipment – net and Operating lease right-of-use assets.

116	SNAP-ON INCORPORATED

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
The following table shows the consolidated net sales and revenues of these product groups in the last three years:

(Amounts in millions)	2025	2024	2023
Net sales:
Tools	$2,541.9	$2,546.2	$2,528.9
Diagnostics, information and management systems	1,112.2	1,028.1	991.2
Equipment	1,089.1	1,133.1	1,210.1
Total net sales	4,743.2	4,707.4	4,730.2
Financial services revenue	412.9	401.0	378.1
Total revenues	$5,156.1	$5,108.4	$5,108.3

2025 ANNUAL REPORT	117

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED

By:	/s/ Nicholas T. Pinchuk	Date:	February 12, 2026
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Nicholas T. Pinchuk	Date:	February 12, 2026
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

/s/ Aldo J. Pagliari	Date:	February 12, 2026
Aldo J. Pagliari, Principal Financial Officer, Senior Vice President – Finance and Chief Financial Officer

/s/ Marty V. Ozolins	Date:	February 12, 2026
Marty V. Ozolins, Principal Accounting Officer, Vice President and Controller

118	SNAP-ON INCORPORATED

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ David C. Adams	Date:	February 12, 2026
David C. Adams, Director

By:	/s/ Karen L. Daniel	Date:	February 12, 2026
Karen L. Daniel, Director

By:	/s/ Ruth Ann M. Gillis	Date:	February 12, 2026
Ruth Ann M. Gillis, Director

By:	/s/ James P. Holden	Date:	February 12, 2026
James P. Holden, Director

By:	/s/ Nathan J. Jones	Date:	February 12, 2026
Nathan J. Jones, Director

By:	/s/ Henry W. Knueppel	Date:	February 12, 2026
Henry W. Knueppel, Director

By:	/s/ W. Dudley Lehman	Date:	February 12, 2026
W. Dudley Lehman, Director

By:	/s/ Nicholas T. Pinchuk	Date:	February 12, 2026
Nicholas T. Pinchuk, Director

By:	/s/ Gregg M. Sherrill	Date:	February 12, 2026
Gregg M. Sherrill, Director

By:	/s/ Donald J. Stebbins	Date:	February 12, 2026
Donald J. Stebbins, Director

2025 ANNUAL REPORT	119