Form 10-Q
period 2026-07-04
Snap-on Inc
filed 2026-07-23
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 17, 2026
Common Stock, $1.00 par value	51,727,124 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$1,235.1	$1,179.4	$2,442.3	$2,320.5
Cost of goods sold	(599.9)	(583.9)	(1,198.8)	(1,146.5)
Gross profit	635.2	595.5	1,243.5	1,174.0
Operating expenses	(366.3)	(336.4)	(723.8)	(671.8)
Operating earnings before financial services	268.9	259.1	519.7	502.2

Financial services revenue	99.7	101.7	200.8	203.8
Financial services expenses	(32.2)	(33.5)	(65.3)	(65.3)
Operating earnings from financial services	67.5	68.2	135.5	138.5

Operating earnings	336.4	327.3	655.2	640.7
Interest expense	(12.3)	(12.3)	(24.7)	(24.7)
Other income (expense) – net	15.1	14.3	31.9	28.7
Earnings before income taxes	339.2	329.3	662.4	644.7
Income tax expense	(73.0)	(72.5)	(142.7)	(141.2)
Net earnings	266.2	256.8	519.7	503.5
Net earnings attributable to noncontrolling interests	(5.6)	(6.5)	(12.1)	(12.7)
Net earnings attributable to Snap-on Incorporated	$260.6	$250.3	$507.6	$490.8

Net earnings per share attributable to Snap-on Incorporated:
Basic	$5.04	$4.80	$9.80	$9.38
Diluted	4.96	4.72	9.65	9.24

Weighted-average shares outstanding:
Basic	51.7	52.2	51.8	52.3
Effect of dilutive securities	0.8	0.8	0.8	0.8
Diluted	52.5	53.0	52.6	53.1

Dividends declared per common share	$2.44	$2.14	$4.88	$4.28

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Comprehensive income:
Net earnings	$266.2	$256.8	$519.7	$503.5
Other comprehensive income (loss):
Foreign currency translation	(9.6)	93.4	(33.5)	165.4
Reclassification of cash flow hedges to net earnings	(0.4)	(0.4)	(0.8)	(0.8)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses	4.4	5.4	8.7	10.6
Income tax benefit	(1.1)	(1.4)	(2.2)	(2.7)
Net of tax	3.3	4.0	6.5	7.9
Total comprehensive income	259.5	353.8	491.9	676.0

Comprehensive income attributable to noncontrolling interests	(5.6)	(6.5)	(12.1)	(12.7)
Comprehensive income attributable to Snap-on Incorporated	$253.9	$347.3	$479.8	$663.3

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	July 4, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,644.7	$1,624.5
Trade and other accounts receivable – net	942.2	881.4
Finance receivables – net	597.6	590.2
Contract receivables – net	121.1	130.0
Inventories – net	1,045.3	1,025.2
Prepaid expenses and other current assets	172.8	151.5
Total current assets	4,523.7	4,402.8

Property and equipment:
Land	35.7	35.8
Buildings and improvements	481.5	470.3
Machinery, equipment and computer software	1,165.2	1,142.7
Property and equipment – gross	1,682.4	1,648.8
Accumulated depreciation	(1,122.0)	(1,096.5)
Property and equipment – net	560.4	552.3

Operating lease right-of-use assets	98.7	83.7
Deferred income tax assets	74.8	72.5
Long-term finance receivables – net	1,274.0	1,298.8
Long-term contract receivables – net	410.6	423.1
Goodwill	1,231.5	1,109.5
Other intangible assets – net	267.8	270.7
Pension assets	173.6	173.8
Other long-term assets	25.8	25.1
Total assets	$8,640.9	$8,412.3
See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	July 4, 2026	January 3, 2026
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$317.0	$16.2
Accounts payable	267.4	229.1
Accrued benefits	53.2	64.7
Accrued compensation	78.0	77.2
Franchisee deposits	66.8	66.2
Other accrued liabilities	535.5	465.1
Total current liabilities	1,317.9	918.5

Long-term debt	887.0	1,186.4
Deferred income tax liabilities	98.1	87.0
Retiree health care benefits	16.6	17.7
Pension liabilities	77.8	85.7
Operating lease liabilities	75.3	61.8
Other long-term liabilities	101.9	98.4
Total liabilities	2,574.6	2,455.5

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,466,117 and 67,461,309 shares, respectively)	67.5	67.5
Additional paid-in capital	595.1	578.5
Retained earnings	8,391.1	8,137.5
Accumulated other comprehensive loss	(382.6)	(354.8)
Treasury stock at cost (15,745,419 and 15,594,254 shares, respectively)	(2,629.8)	(2,496.9)
Total shareholders’ equity attributable to Snap-on Incorporated	6,041.3	5,931.8
Noncontrolling interests	25.0	25.0
Total equity	6,066.3	5,956.8
Total liabilities and equity	$8,640.9	$8,412.3

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)

The following summarizes the changes in total equity for the three month period ended July 4, 2026:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at April 4, 2026	$67.5	$575.1	$8,257.4	$(375.9)	$(2,566.0)	$25.0	$5,983.1
Net earnings for the three months ended July 4, 2026	—	—	260.6	—	—	5.6	266.2
Other comprehensive loss	—	—	—	(6.7)	—	—	(6.7)
Cash dividends – $2.44 per share	—	—	(126.4)	—	—	—	(126.4)
Stock compensation plans	—	20.0	—	—	27.6	—	47.6
Share repurchases – 241,000 shares	—	—	—	—	(91.4)	—	(91.4)
Other	—	—	(0.5)	—	—	(5.6)	(6.1)
Balance at July 4, 2026	$67.5	$595.1	$8,391.1	$(382.6)	$(2,629.8)	$25.0	$6,066.3

The following summarizes the changes in total equity for the six month period ended July 4, 2026:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at January 3, 2026	$67.5	$578.5	$8,137.5	$(354.8)	$(2,496.9)	$25.0	$5,956.8
Net earnings for the six months ended July 4, 2026	—	—	507.6	—	—	12.1	519.7
Other comprehensive loss	—	—	—	(27.8)	—	—	(27.8)
Cash dividends – $4.88 per share	—	—	(253.2)	—	—	—	(253.2)
Stock compensation plans	—	16.6	—	—	58.4	—	75.0
Share repurchases – 508,000 shares	—	—	—	—	(191.3)	—	(191.3)
Other	—	—	(0.8)	—	—	(12.1)	(12.9)
Balance at July 4, 2026	$67.5	$595.1	$8,391.1	$(382.6)	$(2,629.8)	$25.0	$6,066.3

See Notes to Condensed Consolidated Financial Statements.

The following summarizes the changes in total equity for the three month period ended June 28, 2025:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at March 29, 2025	$67.5	$543.5	$7,712.4	$(499.5)	$(2,303.1)	$23.3	$5,544.1
Net earnings for the three months ended June 28, 2025	—	—	250.3	—	—	6.5	256.8
Other comprehensive income	—	—	—	97.0	—	—	97.0
Cash dividends – $2.14 per share	—	—	(111.8)	—	—	—	(111.8)
Stock compensation plans	—	19.8	—	—	18.8	—	38.6
Share repurchases – 250,000 shares	—	—	—	—	(79.0)	—	(79.0)
Other	—	—	(0.4)	—	—	(5.8)	(6.2)
Balance at June 28, 2025	$67.5	$563.3	$7,850.5	$(402.5)	$(2,363.3)	$24.0	$5,739.5

The following summarizes the changes in total equity for the six month period ended June 28, 2025:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 28, 2024	$67.5	$557.7	$7,584.3	$(575.0)	$(2,240.4)	$22.9	$5,417.0
Net earnings for the six months ended June 28, 2025	—	—	490.8	—	—	12.7	503.5
Other comprehensive income	—	—	—	172.5	—	—	172.5
Cash dividends – $4.28 per share	—	—	(224.0)	—	—	—	(224.0)
Stock compensation plans	—	5.6	—	—	43.3	—	48.9
Share repurchases – 510,000 shares	—	—	—	—	(166.2)	—	(166.2)
Other	—	—	(0.6)	—	—	(11.6)	(12.2)
Balance at June 28, 2025	$67.5	$563.3	$7,850.5	$(402.5)	$(2,363.3)	$24.0	$5,739.5

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	July 4, 2026	June 28, 2025
Operating activities:
Net earnings	$519.7	$503.5
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	39.9	36.8
Amortization of other intangible assets	10.0	11.6
Provisions for losses on finance receivables	35.6	36.5
Provisions for losses on non-finance receivables	13.9	9.7
Stock-based compensation expense	16.2	13.0
Deferred income tax provision	6.8	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	(67.5)	(12.1)
Contract receivables	18.9	4.7
Inventories	(10.6)	(18.4)
Prepaid expenses and other assets	(7.6)	(3.5)
Accounts payable	32.0	2.6
Accrued and other liabilities	32.9	(48.8)
Net cash provided by operating activities	640.2	535.7

Investing activities:
Additions to finance receivables	(456.0)	(462.4)
Collections of finance receivables	435.1	427.8
Capital expenditures	(44.3)	(42.6)
Acquisitions of businesses, net of cash acquired	(159.1)	—
Disposals of property and equipment	0.8	0.6
Other	(0.2)	(1.4)
Net cash used by investing activities	(223.7)	(78.0)

Financing activities:
Net increase in other short-term borrowings	2.1	4.0
Cash dividends paid	(253.2)	(224.0)
Purchases of treasury stock	(191.3)	(166.2)
Proceeds from stock purchase plans and stock option exercises	67.1	45.2
Other	(21.6)	(23.5)
Net cash used by financing activities	(396.9)	(364.5)

Effect of exchange rate changes on cash and cash equivalents	0.6	4.6
Increase in cash and cash equivalents	20.2	97.8
Cash and cash equivalents at beginning of year	1,624.5	1,360.5
Cash and cash equivalents at end of period	$1,644.7	$1,458.3
Supplemental cash flow disclosures:
Cash paid for interest	$(22.3)	$(22.1)
Net cash paid for income taxes	(108.1)	(155.0)
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

The company’s 2026 fiscal second quarter ended on July 4, 2026, and its 2025 fiscal second quarter ended on June 28, 2025. The company’s 2026 and 2025 fiscal second quarters each contained 13 weeks of operating results. The company’s 2026 fiscal year, which ends on January 2, 2027, will contain 52 weeks of operating results. The company’s 2025 fiscal year contained 53 weeks of operating results, with the additional week occurring in the fourth quarter.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and six month periods ended July 4, 2026, and June 28, 2025, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Revenue Disaggregation: The following table shows the consolidated revenues by revenue source:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025

Revenue from contracts with customers	$1,225.8	$1,170.9	$2,423.8	$2,304.2
Other revenues	9.3	8.5	18.5	16.3
Total net sales	1,235.1	1,179.4	2,442.3	2,320.5
Financial services revenue	99.7	101.7	200.8	203.8
Total revenues	$1,334.8	$1,281.1	$2,643.1	$2,524.3

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

The following tables represent external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the Three Months Ended July 4, 2026
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$167.7	$437.8	$297.9	$—	$—	$903.4
Europe	87.8	40.2	72.7	—	—	200.7
All other	70.0	30.8	30.2	—	—	131.0
External net sales	325.5	508.8	400.8	—	—	1,235.1
Intersegment net sales	70.3	—	79.5	—	(149.8)	—
Total net sales	395.8	508.8	480.3	—	(149.8)	1,235.1
Financial services revenue	—	—	—	99.7	—	99.7
Total revenue	$395.8	$508.8	$480.3	$99.7	$(149.8)	$1,334.8

	For the Six Months Ended July 4, 2026
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$322.2	$846.0	$605.1	$—	$—	$1,773.3
Europe	178.5	87.2	150.2	—	—	415.9
All other	133.6	61.6	57.9	—	—	253.1
External net sales	634.3	994.8	813.2	—	—	2,442.3
Intersegment net sales	142.5	—	152.4	—	(294.9)	—
Total net sales	776.8	994.8	965.6	—	(294.9)	2,442.3
Financial services revenue	—	—	—	200.8	—	200.8
Total revenue	$776.8	$994.8	$965.6	$200.8	$(294.9)	$2,643.1

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

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables represent external net sales disaggregated by customer type:

	For the Three Months Ended July 4, 2026
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$21.2	$508.8	$400.8	$—	$—	$930.8
All other professionals	304.3	—	—	—	—	304.3
External net sales	325.5	508.8	400.8	—	—	1,235.1
Intersegment net sales	70.3	—	79.5	—	(149.8)	—
Total net sales	395.8	508.8	480.3	—	(149.8)	1,235.1
Financial services revenue	—	—	—	99.7	—	99.7
Total revenue	$395.8	$508.8	$480.3	$99.7	$(149.8)	$1,334.8

	For the Six Months Ended July 4, 2026
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$41.7	$994.8	$813.2	$—	$—	$1,849.7
All other professionals	592.6	—	—	—	—	592.6
External net sales	634.3	994.8	813.2	—	—	2,442.3
Intersegment net sales	142.5	—	152.4	—	(294.9)	—
Total net sales	776.8	994.8	965.6	—	(294.9)	2,442.3
Financial services revenue	—	—	—	200.8	—	200.8
Total revenue	$776.8	$994.8	$965.6	$200.8	$(294.9)	$2,643.1

	For the Three Months Ended June 28, 2025
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$20.5	$491.0	$399.2	$—	$—	$910.7
All other professionals	268.7	—	—	—	—	268.7
External net sales	289.2	491.0	399.2	—	—	1,179.4
Intersegment net sales	58.6	—	69.4	—	(128.0)	—
Total net sales	347.8	491.0	468.6	—	(128.0)	1,179.4
Financial services revenue	—	—	—	101.7	—	101.7
Total revenue	$347.8	$491.0	$468.6	$101.7	$(128.0)	$1,281.1

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

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations. The remaining duration of these unsatisfied performance obligations ranges from one month up to 60 months. Snap-on had $190.2 million of long-term contracts that have fixed consideration that extends beyond one year as of July 4, 2026. Snap-on expects to recognize approximately 65% of these contracts as revenue by the end of fiscal 2027, an additional 30% by the end of fiscal 2029, and the balance thereafter.

Contract liabilities: Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance. The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities was $90.8 million and $73.5 million at July 4, 2026, and January 3, 2026, respectively. The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion of such liabilities is included in “Other long-term liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended July 4, 2026, Snap-on recognized $11.5 million and $49.4 million of revenue that was included in the contract liability balance at January 3, 2026, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3: Acquisitions

On June 8, 2026, Snap-on acquired Diesel Laptops, LLC (“Diesel Laptops”) for a preliminary cash purchase price of $99.7 million (or $99.1 million, net of cash acquired). The preliminary purchase price is subject to change based on the finalization of a working capital adjustment that is expected to be completed in the third quarter of 2026. Diesel Laptops, based in Irmo, South Carolina, specializes in diagnostics, repair information, and digital solutions for commercial trucks and off-highway vehicles serving heavy-duty repair shops, fleets, and other equipment customers such as those in mining, agriculture, and infrastructure. In the second quarter of 2026, the company recorded, on a preliminary basis, the $97.0 million excess of the purchase price over the fair value of the net assets acquired in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. The company does not expect that the goodwill will be tax deductible. The company anticipates completing the purchase accounting for the acquired net assets of Diesel Laptops in the second half of 2026. For segment reporting purposes, the results of operations and assets of Diesel Laptops have been included in the Repair Systems & Information Group since the acquisition date.

On April 30, 2026, Snap-on acquired Hi-Force Group Holdings Ltd. (“Hi-Force”) for a preliminary cash purchase price of $58.0 million (or $54.9 million, net of cash acquired). The preliminary purchase price is subject to change based on the finalization of a working capital adjustment that is expected to be completed in the third quarter of 2026. Hi-Force, based in Daventry, United Kingdom, designs and manufactures high-pressure hydraulic tools, heavy lifting systems, as well as torque and tensioning equipment. In the second quarter of 2026, the company recorded, on a preliminary basis, the $37.7 million excess of the purchase price over the fair value of the net assets acquired in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. The company does not expect that the goodwill will be tax deductible. The company anticipates completing the purchase accounting for the acquired net assets of Hi-Force in the second half of 2026. For segment reporting purposes, the results of operations and assets of Hi-Force have been included in the Commercial & Industrial Group since the acquisition date.

On February 3, 2026, Snap-on acquired certain assets of Car-O-Liner Australia Pty Ltd (“Car-O-Liner Australia”), a former independent distributor, for a cash purchase price of $5.1 million. Car-O-Liner Australia, based in Unanderra, Australia, distributes and services vehicle collision equipment in Australia. The company completed the purchase accounting for the acquired net assets of Car-O-Liner Australia in the second quarter of 2026. The $2.1 million excess of the purchase price over the fair value of the net assets acquired is recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. The company does not expect that the goodwill will be tax deductible. For segment reporting purposes, the results of operations and assets of Car-O-Liner Australia have been included in the Commercial & Industrial Group since the acquisition date.

Pro forma financial information has not been presented for the acquisitions as the net effects were not significant to Snap-on’s results of operations or financial position. See Note 6 for additional information on goodwill and other intangible assets.
Note 4: Receivables
Trade and other accounts receivable: Snap-on’s trade and other accounts receivable primarily arise from the sale of tools, diagnostics, and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel with payment terms generally ranging from 30 to 120 days.
The components of Snap-on’s trade and other accounts receivable as of July 4, 2026, and January 3, 2026, are as follows:

(Amounts in millions)	July 4, 2026	January 3, 2026
Trade and other accounts receivable	$986.7	$921.8
Allowances for credit losses	(44.5)	(40.4)
Total trade and other accounts receivable – net	$942.2	$881.4

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for the three and six month periods ended July 4, 2026, and June 28, 2025:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Allowances for credit losses:
Beginning of period	$40.4	$39.2	$40.4	$37.1
Provisions for credit losses	8.1	3.2	12.7	8.1
Charge-offs	(3.9)	(3.0)	(8.5)	(6.3)
Recoveries	—	0.3	0.1	0.4
Currency translation	(0.1)	0.6	(0.2)	1.0
End of period	$44.5	$40.3	$44.5	$40.3

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s current finance and contract receivables as of July 4, 2026, and January 3, 2026, are as follows:

(Amounts in millions)	July 4, 2026	January 3, 2026
Finance installment receivables	$594.5	$588.0
Finance lease receivables, net of unearned finance charges of $9.5 million and $9.2 million, respectively	26.6	25.0
Total finance receivables	621.1	613.0

Contract installment receivables	61.4	69.6
Contract lease receivables, net of unearned finance charges of $20.7 million and $21.4 million, respectively	61.4	62.4
Total contract receivables	122.8	132.0
Total	743.9	745.0

Allowances for credit losses:
Finance installment receivables	(23.0)	(22.3)
Finance lease receivables	(0.5)	(0.5)
Total finance allowances for credit losses	(23.5)	(22.8)

Contract installment receivables	(0.9)	(1.0)
Contract lease receivables	(0.8)	(1.0)
Total contract allowances for credit losses	(1.7)	(2.0)
Total allowances for credit losses	(25.2)	(24.8)
Total current finance and contract receivables – net	$718.7	$720.2

Finance receivables – net	$597.6	$590.2
Contract receivables – net	121.1	130.0
Total current finance and contract receivables – net	$718.7	$720.2

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of July 4, 2026, and January 3, 2026, are as follows:

(Amounts in millions)	July 4, 2026	January 3, 2026
Finance installment receivables	$1,287.4	$1,313.8
Finance lease receivables, net of unearned finance charges of $8.8 million and $8.4 million, respectively	37.2	35.7
Total finance receivables	1,324.6	1,349.5

Contract installment receivables	227.2	232.2
Contract lease receivables, net of unearned finance charges of $33.1 million and $34.7 million, respectively	188.6	196.2
Total contract receivables	415.8	428.4
Total	1,740.4	1,777.9

Allowances for credit losses:
Finance installment receivables	(49.9)	(50.1)
Finance lease receivables	(0.7)	(0.6)
Total finance allowances for credit losses	(50.6)	(50.7)

Contract installment receivables	(3.3)	(3.2)
Contract lease receivables	(1.9)	(2.1)
Total contract allowances for credit losses	(5.2)	(5.3)
Total allowances for credit losses	(55.8)	(56.0)
Total long-term finance and contract receivables – net	$1,684.6	$1,721.9

Finance receivables – net	$1,274.0	$1,298.8
Contract receivables – net	410.6	423.1
Total long-term finance and contract receivables – net	$1,684.6	$1,721.9

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
The amortized cost basis of finance and contract receivables by origination year as of July 4, 2026, and charge-offs recorded in the six months ended July 4, 2026, by origination year, are as follows:

(Amounts in millions)	2026	2025	2024	2023	2022	Prior	Total
Finance receivables:
Delinquent	$4.7	$25.3	$16.7	$9.5	$3.4	$1.4	$61.0
Non-delinquent	780.0	675.9	278.5	112.1	32.2	6.0	1,884.7
Total finance receivables	$784.7	$701.2	$295.2	$121.6	$35.6	$7.4	$1,945.7

Finance receivables charge-offs	$0.2	$15.7	$14.1	$7.1	$2.8	$1.4	$41.3

Contract receivables:
Delinquent	$—	$0.8	$0.8	$0.8	$0.8	$0.3	$3.5
Non-delinquent	90.7	155.7	117.6	75.4	45.7	50.0	535.1
Total contract receivables	$90.7	$156.5	$118.4	$76.2	$46.5	$50.3	$538.6

Contract receivables charge-offs	$—	$0.1	$0.4	$0.7	$0.3	$0.2	$1.7
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
The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and six month periods ended July 4, 2026, and June 28, 2025:

	Three Months Ended July 4, 2026		Six Months Ended July 4, 2026
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$73.4	$7.0	$73.5	$7.3
Provisions for credit losses	17.3	0.7	35.6	1.2
Charge-offs	(20.1)	(0.9)	(41.3)	(1.7)
Recoveries	3.5	0.1	6.3	0.2
Currency translation	—	—	—	(0.1)
End of period	$74.1	$6.9	$74.1	$6.9

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 28, 2025		Six Months Ended June 28, 2025
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$73.1	$7.3	$72.4	$6.8
Provisions for credit losses	18.3	0.7	36.5	1.6
Charge-offs	(20.5)	(0.8)	(40.5)	(1.4)
Recoveries	2.9	0.2	5.3	0.3
Currency translation	0.2	—	0.3	0.1
End of period	$74.0	$7.4	$74.0	$7.4

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
It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables. The amount and number of finance and contract receivable modifications as of July 4, 2026, and January 3, 2026, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aging of finance and contract receivables as of July 4, 2026, and January 3, 2026, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
July 4, 2026:
Finance receivables	$24.3	$13.8	$22.9	$61.0	$1,884.7	$1,945.7	$18.7
Contract receivables	1.4	0.9	1.2	3.5	535.1	538.6	0.4

January 3, 2026:
Finance receivables	$25.6	$15.7	$27.9	$69.2	$1,893.3	$1,962.5	$23.7
Contract receivables	1.4	0.7	1.4	3.5	556.9	560.4	0.4
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
The amount of finance and contract receivables on nonaccrual status as of July 4, 2026, and January 3, 2026, is as follows:

(Amounts in millions)	July 4, 2026	January 3, 2026
Finance receivables	$13.9	$13.1
Contract receivables	3.4	2.6

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	July 4, 2026	January 3, 2026
Finished goods	$924.0	$902.7
Work in progress	79.7	75.5
Raw materials	170.1	173.7
Total FIFO value	1,173.8	1,151.9
Excess of current cost over LIFO cost	(128.5)	(126.7)
Total inventories – net	$1,045.3	$1,025.2

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 62% of total inventories for both periods ended July 4, 2026, and January 3, 2026. The company accounts for its non-U.S. inventory on the FIFO method. As of July 4, 2026, approximately 40% of the company’s U.S. inventory was accounted for using the FIFO method and 60% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and six month periods ended July 4, 2026, and June 28, 2025.

Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the six months ended July 4, 2026, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of January 3, 2026	$349.4	$12.4	$747.7	$1,109.5
Currency translation	(9.4)	—	(5.4)	(14.8)
Acquisitions	39.8	—	97.0	136.8
Balance as of July 4, 2026	$379.8	$12.4	$839.3	$1,231.5
Goodwill of $1,231.5 million as of July 4, 2026, included $97.0 million from the acquisition of Diesel Laptops, on a preliminary basis, $37.7 million from the acquisition of Hi-Force, on a preliminary basis, and $2.1 million from the acquisition of Car-O-Liner Australia. The goodwill from the Diesel Laptops acquisition is reported in the Repair Systems & Information Group segment and the goodwill from the Hi-Force and Car-O-Liner Australia acquisitions is reported in the Commercial & Industrial Group segment. See Note 3 for additional information on acquisitions.
Additional disclosures related to other intangible assets are as follows:

	July 4, 2026			January 3, 2026
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets:
Customer relationships	$78.6	$(36.8)	$41.8	$79.8	$(34.7)	$45.1
Developed technology	26.4	(26.4)	—	26.5	(26.0)	0.5
Internally developed software	208.1	(152.0)	56.1	200.8	(146.5)	54.3
Patents	55.9	(24.0)	31.9	54.0	(23.4)	30.6
Trademarks	4.1	(2.8)	1.3	4.1	(2.8)	1.3
Other	0.9	(0.5)	0.4	0.9	(0.5)	0.4
Total	374.0	(242.5)	131.5	366.1	(233.9)	132.2
Non-amortized trademarks	136.3	—	136.3	138.5	—	138.5
Total other intangible assets	$510.3	$(242.5)	$267.8	$504.6	$(233.9)	$270.7

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2026, the results of which did not result in any impairment. Provisions for impairment of goodwill and/or other intangible assets could arise in a future period due to significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, changes in key personnel or litigation, a sustained decrease in share price and/or other events. As of July 4, 2026, the company had no accumulated impairment losses.
The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	14
Developed technology	5
Internally developed software	5
Patents	15
Trademarks	9
Other	50
The weighted-average amortization period for all amortizable intangible assets on a combined basis is 11 years. Intangible asset renewal costs are expensed as incurred.
The aggregate amortization expense was $4.7 million and $10.0 million for the respective three and six month periods ended July 4, 2026, and $5.9 million and $11.6 million for the respective three and six month periods ended June 28, 2025. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $19.0 million in 2026, $17.0 million in 2027, $14.1 million in 2028, $11.7 million in 2029, $10.8 million in 2030, and $8.6 million in 2031.

Note 7: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 21.9% and 22.3% in the first six months of fiscal 2026 and 2025, respectively.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8: Short-term and Long-term Debt
Short-term and long-term debt as of July 4, 2026, and January 3, 2026, consisted of the following:

(Amounts in millions)	July 4, 2026	January 3, 2026
3.25% unsecured notes due 2027	$300.0	$300.0
4.10% unsecured notes due 2048	400.0	400.0
3.10% unsecured notes due 2050	500.0	500.0
Other debt*	4.0	2.6
Total debt	1,204.0	1,202.6

Less:
Current maturities of long-term debt*	(299.8)	—
Notes payable	(17.2)	(16.2)
Notes payable and current maturities of long-term debt	(317.0)	(16.2)
Total long-term debt	$887.0	$1,186.4

*	Includes unamortized debt issuance costs and issuance discounts.
Snap-on has a $900 million multicurrency revolving credit facility that terminates on September 12, 2028 (the “Credit Facility”). The Credit Facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. No amounts were borrowed or outstanding under the Credit Facility during the six months ended and as of July 4, 2026.
Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of July 4, 2026, the company’s consolidated cash balance, net of certain adjustments, exceeded consolidated debt resulting in actual ratios of (0.05) and (0.21), respectively. Both ratios are within the permitted ranges set forth in this financial covenant.
Snap-on may issue commercial paper to fund future financing needs on a short-term basis, with the Credit Facility as back-up liquidity to support such commercial paper issuances. There was no commercial paper issued or outstanding during the six months ended and as of July 4, 2026.

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
Interest rate swaps: Snap-on may enter into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The change in the fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets. There were no outstanding interest rate swaps as of both July 4, 2026, and January 3, 2026.
Treasury locks: Snap-on may use treasury locks to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI for derivative instruments that are designated and qualify as cash flow hedges. Upon the issuance of debt, the related amount in Accumulated OCI is released over the term of the debt and recognized as an adjustment to interest expense on the Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of both July 4, 2026, and January 3, 2026.
Stock-based deferred compensation risk management: Snap-on manages market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap‑on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of July 4, 2026, and January 3, 2026, Snap‑on had equity forwards in place intended to manage market risk with respect to 73,500 shares and 73,000 shares, respectively, of Snap-on common stock associated with its deferred compensation plans.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	July 4, 2026		January 3, 2026
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,871.6	$2,120.2	$1,889.0	$2,166.0
Contract receivables – net	531.7	558.3	553.1	593.4
Long-term debt and notes payable and current maturities of long-term debt	1,204.0	959.8	1,202.6	967.8
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

Note 10: Pension Plans
Snap-on’s pension net periodic benefit cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Service cost	$4.8	$4.7	$10.0	$9.8
Interest cost	16.5	16.5	33.2	33.1
Expected return on plan assets	(23.7)	(22.8)	(47.5)	(45.8)
Amortization of unrecognized loss	4.7	5.7	9.2	11.2
Net periodic benefit cost	$2.3	$4.1	$4.9	$8.3
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Postretirement Health Care Plans
Snap-on’s postretirement health care net periodic benefit cost (credit) included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Interest cost	$0.4	$0.5	$0.8	$0.9
Expected return on plan assets	(0.2)	(0.2)	(0.4)	(0.3)
Amortization of unrecognized gain	(0.3)	(0.3)	(0.5)	(0.6)
Net periodic benefit cost (credit)	$(0.1)	$—	$(0.1)	$—

The components of postretirement health care net periodic benefit cost (credit) are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 16 for additional information on Other income (expense) – net.

Note 12: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance share units (“PSUs”), stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). As of July 4, 2026, the 2011 Plan had 1,391,868 shares available for future grants. The company uses treasury stock to deliver shares under the 2011 Plan.
Net stock-based compensation expense was $9.4 million and $16.2 million for the respective three and six month periods ended July 4, 2026, and $8.5 million and $13.0 million for the respective three and six month periods ended June 28, 2025. Cash received from stock purchase plans and stock option exercises totaled $36.5 million and $67.1 million during the three and six month periods ended July 4, 2026, and $26.9 million and $45.2 million during the respective three and six month periods ended June 28, 2025. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $4.3 million and $13.2 million for the respective three and six month periods ended July 4, 2026, and $2.2 million and $10.5 million for the respective three and six month periods ended June 28, 2025.

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
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the six month periods ended July 4, 2026, and June 28, 2025, using the Black-Scholes valuation model:

	Six Months Ended
	July 4, 2026	June 28, 2025
Expected term of stock option (in years)	4.57	4.57
Expected volatility factor	23.82%	23.86%
Expected dividend yield	2.58%	2.52%
Risk-free interest rate	3.63%	4.36%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of stock option activity as of and for the six months ended July 4, 2026:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 3, 2026	1,528	$214.14
Granted	199	378.55
Exercised	(239)	205.07
Forfeited or expired	(11)	332.62
Outstanding at July 4, 2026	1,477	236.82	5.4	$258.8
Exercisable at July 4, 2026	1,089	197.50	4.2	233.7

*	Weighted-average
The weighted-average grant date fair value of stock options granted during the respective six month periods ended July 4, 2026, and June 28, 2025, was $73.31 and $70.62. The intrinsic value of stock options exercised was $17.1 million and $41.9 million during the respective three and six month periods ended July 4, 2026, and $8.9 million and $24.6 million during the respective three and six month periods ended June 28, 2025. The fair value of stock options vested was $11.8 million and $10.4 million during the respective six month periods ended July 4, 2026, and June 28, 2025.

As of July 4, 2026, there was $21.9 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.
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
The fair value of PSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of PSUs granted during the six month periods ended July 4, 2026, and June 28, 2025, was $378.55 and $339.73, respectively. PSUs related to 38,082 shares and 62,171 shares were paid out during the six month periods ended July 4, 2026, and June 28, 2025, respectively. Earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
Changes to the company’s non-vested PSUs during the six months ended July 4, 2026, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested PSUs at January 3, 2026	80	$305.17
Granted	43	378.55
Performance assumption change**	(18)	310.22
Non-vested PSUs at July 4, 2026	105	334.09

*	Weighted-average
**	Reflects the number of PSUs adjusted based on performance metrics.
As of July 4, 2026, there was $20.1 million of unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Restricted stock units: RSUs are earned and expensed using the fair value of the award over the contractual term of three years. Vesting of the RSUs is dependent upon continued employment over the three-year cliff vesting period.
The fair value of RSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of RSUs granted during the six month periods ended July 4, 2026, and June 28, 2025, was $378.55 and $339.73, respectively.
Changes to the company’s non-vested RSUs during the six months ended July 4, 2026, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested RSUs at January 3, 2026	63	$282.28
Granted	19	378.55
Vested	(23)	249.34
Non-vested RSUs at July 4, 2026	59	326.59

*	Weighted-average

As of July 4, 2026, there was $10.6 million of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.
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
The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the six month periods ended July 4, 2026, and June 28, 2025, using the Black-Scholes valuation model:

	Six Months Ended
	July 4, 2026	June 28, 2025
Expected term of stock-settled SARs (in years)	4.07	4.11
Expected volatility factor	23.94%	23.79%
Expected dividend yield	2.58%	2.52%
Risk-free interest rate	3.67%	4.39%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of stock-settled SARs as of and for the six months ended July 4, 2026:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 3, 2026	309	$233.57
Granted	52	378.55
Exercised	(27)	198.14
Forfeited or expired	(33)	221.76
Outstanding at July 4, 2026	301	262.92	6.6	$44.9
Exercisable at July 4, 2026	194	216.79	5.3	37.9

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the six month periods ended July 4, 2026, and June 28, 2025, was $71.23 and $68.11, respectively. The intrinsic value of stock-settled SARs exercised was $3.4 million and $5.0 million during the respective three and six month periods ended July 4, 2026, and $0.2 million and $2.2 million during the respective three and six month periods ended June 28, 2025. The fair value of stock-settled SARs vested was $3.1 million and $2.8 million during the respective six month periods ended July 4, 2026, and June 28, 2025.
As of July 4, 2026, there was $5.8 million of unrecognized compensation cost related to non-vested stock-settled SARs, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.
The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the six month periods ended July 4, 2026, and June 28, 2025, using the Black-Scholes valuation model:

	Six Months Ended
	July 4, 2026	June 28, 2025
Expected term of cash-settled SARs (in years)	3.83	3.78
Expected volatility factor	23.14%	24.67%
Expected dividend yield	2.37%	2.75%
Risk-free interest rate	4.16%	3.83%
The intrinsic value of cash-settled SARs exercised was $0.2 million and $0.5 million for the three and six month periods ended July 4, 2026, and zero for both the three and six month periods ended June 28, 2025. The fair value of cash-settled SARs vested was $0.2 million for the six month periods ended July 4, 2026, and $0.1 million for the six month periods ended June 28, 2025.
Changes to the company’s non-vested cash-settled SARs during the six months ended July 4, 2026, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at January 3, 2026	2	$79.24
Granted	1	92.70
Vested	(1)	137.68
Non-vested cash-settled SARs at July 4, 2026	2	105.13

*	Weighted-average

As of July 4, 2026, there was $0.3 million of unrecognized compensation cost related to non-vested cash-settled SARs, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Restricted stock awards – non-employee directors: The company awarded 4,680 shares and 4,437 shares of restricted stock to non-employee directors for the respective six month periods ended July 4, 2026, and June 28, 2025. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions on the restricted stock awards generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

Employee stock purchase plan: Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low prices of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records compensation expense when Snap-on’s period-end stock price is greater than the plan purchase price. There were 18,997 shares and 24,680 shares issued under this plan for the respective six month periods ended July 4, 2026, and June 28, 2025. As of July 4, 2026, 486,122 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $0.6 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was zero and $0.4 million for the respective three and six month periods ended July 4, 2026, and $0.1 million and $0.4 million for the respective three and six month periods ended June 28, 2025.

Franchisee stock purchase plan: All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low prices of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records mark-to-market expense when Snap-on’s period-end stock price is greater than the plan purchase price. There were 36,805 shares and 43,518 shares issued under this plan for the respective six month periods ended July 4, 2026, and June 28, 2025. As of July 4, 2026, 55,726 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $1.2 million. Participants are able to withdraw from the plan at any time prior to the ending date and generally receive back all contributions made during the plan year. The company recognized mark-to-market expense of zero and $0.7 million for the respective three and six month periods ended July 4, 2026, and zero and $0.2 million for the respective three and six month periods ended June 28, 2025.

Note 13: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Weighted-average common shares outstanding	51,743,660	52,211,679	51,809,995	52,285,656
Effect of dilutive securities	778,551	798,954	801,805	861,297
Weighted-average common shares outstanding, assuming dilution	52,522,211	53,010,633	52,611,800	53,146,953

The dilutive effect of the potential exercise of outstanding stock options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of July 4, 2026, there were no awards outstanding that were anti-dilutive. As of June 28, 2025, there were 257,592 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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
Snap-on’s product warranty accrual activity for the three and six month periods ended July 4, 2026, and June 28, 2025, is as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Warranty reserve:
Beginning of period	$14.4	$15.4	$14.5	$15.2
Additions	3.4	3.7	7.3	7.2
Usage	(3.6)	(3.7)	(7.6)	(7.0)
End of period	$14.2	$15.4	$14.2	$15.4

In the ordinary course of business, Snap-on is subject to legal disputes that are being litigated and/or settled. Although it is not possible to predict the outcome of legal matters, management believes that the results of all legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 15: Leases

Lessee accounting: Supplemental balance sheet information related to leases as of July 4, 2026, and January 3, 2026, is as follows:

(Amounts in millions)	July 4, 2026	January 3, 2026
Finance leases:
Property and equipment – gross	$2.6	$2.4
Accumulated depreciation	(1.2)	(1.0)
Property and equipment – net	$1.4	$1.4

Other accrued liabilities	$0.5	$0.4
Other long-term liabilities	0.9	1.0
Total finance lease liabilities	$1.4	$1.4

Operating leases:
Operating lease right-of-use assets	$98.7	$83.7

Other accrued liabilities	$29.3	$27.5
Operating lease liabilities	75.3	61.8
Total operating lease liabilities	$104.6	$89.3

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
See Note 4 for additional information on finance and contract receivables.

Note 16: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Interest income	$14.0	$14.1	$28.0	$28.0
Net foreign exchange loss	(1.4)	(0.4)	(1.5)	(1.0)
Pension and postretirement net periodic benefit credits – non-service	2.6	0.6	5.2	1.5
Other	(0.1)	—	0.2	0.2
Total other income (expense) – net	$15.1	$14.3	$31.9	$28.7

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 17: Accumulated Other Comprehensive Income (Loss)
Below is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended July 4, 2026:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of April 4, 2026	$(162.2)	$1.9	$(215.6)	$(375.9)
Other comprehensive loss before reclassifications	(9.6)	—	—	(9.6)
Amounts reclassified from Accumulated OCI	—	(0.4)	3.3	2.9
Net other comprehensive income (loss)	(9.6)	(0.4)	3.3	(6.7)
Balance as of July 4, 2026	$(171.8)	$1.5	$(212.3)	$(382.6)
Below is a summary of net changes in Accumulated OCI by component and net of tax for the six months ended July 4, 2026:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of January 3, 2026	$(138.3)	$2.3	$(218.8)	$(354.8)
Other comprehensive loss before reclassifications	(33.5)	—	—	(33.5)
Amounts reclassified from Accumulated OCI	—	(0.8)	6.5	5.7
Net other comprehensive income (loss)	(33.5)	(0.8)	6.5	(27.8)
Balance as of July 4, 2026	$(171.8)	$1.5	$(212.3)	$(382.6)
Below is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended June 28, 2025:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of March 29, 2025	$(248.6)	$3.6	$(254.5)	$(499.5)
Other comprehensive income before reclassifications	93.4	—	—	93.4
Amounts reclassified from Accumulated OCI	—	(0.4)	4.0	3.6
Net other comprehensive income (loss)	93.4	(0.4)	4.0	97.0
Balance as of June 28, 2025	$(155.2)	$3.2	$(250.5)	$(402.5)
Below is a summary of net changes in Accumulated OCI by component and net of tax for the six months ended June 28, 2025:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 28, 2024	$(320.6)	$4.0	$(258.4)	$(575.0)
Other comprehensive income before reclassifications	165.4	—	—	165.4
Amounts reclassified from Accumulated OCI	—	(0.8)	7.9	7.1
Net other comprehensive income (loss)	165.4	(0.8)	7.9	172.5
Balance as of June 28, 2025	$(155.2)	$3.2	$(250.5)	$(402.5)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The reclassifications out of Accumulated OCI for the three and six month periods ended July 4, 2026, and June 28, 2025, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Six Months Ended
(Amounts in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025	Statement of Earnings Presentation
Gains on cash flow hedges:
Treasury locks	$0.4	$0.4	$0.8	$0.8	Interest expense
Income tax expense	—	—	—	—	Income tax expense
Net of tax	0.4	0.4	0.8	0.8

Amortization of net unrecognized losses	$(4.4)	$(5.4)	$(8.7)	$(10.6)	See footnote below*
Income tax benefit	1.1	1.4	2.2	2.7	Income tax expense
Net of tax	(3.3)	(4.0)	(6.5)	(7.9)
Total reclassifications for the period, net of tax	$(2.9)	$(3.6)	$(5.7)	$(7.1)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 10 and Note 11 for additional information.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment:

	Three Months Ended July 4, 2026
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial	Total
(Amounts in millions)	Group	Group	Group	Services	Segments
External net sales	$325.5	$508.8	$400.8	$—	$1,235.1
Intersegment net sales	70.3	—	79.5	—	149.8
Segment net sales	395.8	508.8	480.3	—	1,384.9
Segment cost of goods sold	(227.0)	(264.6)	(258.1)	—	(749.7)
Segment gross profit	168.8	244.2	222.2	—	635.2
Financial services revenue	—	—	—	99.7	99.7
Segment operating and financial services expenses
Personnel	(61.6)	(50.8)	(68.6)	(9.0)
Shipping and handling costs	(8.4)	(22.0)	—	—
Depreciation and amortization	(1.8)	(1.9)	(4.5)	(0.3)
Provisions for credit losses	—	—	—	(18.0)
Other segment expenses*	(30.5)	(54.4)	(34.0)	(4.9)
Total segment operating and financial services expenses	(102.3)	(129.1)	(107.1)	(32.2)	(370.7)
Segment operating earnings	$66.5	$115.1	$115.1	$67.5	$364.2

Reconciliation of segment net sales to total net sales and total revenues:
Segment net sales					$1,384.9
Intersegment eliminations					(149.8)
Total net sales					1,235.1
Financial services revenue					99.7
Total revenues					$1,334.8

Reconciliation of segment cost of goods sold to cost of goods sold:
Segment cost of goods sold					$(749.7)
Intersegment eliminations					149.8
Cost of goods sold					$(599.9)

Reconciliation of segment operating earnings to operating earnings and earnings before income taxes:
Segment operating earnings					$364.2
Corporate operating expenses					(27.8)
Operating earnings					336.4
Interest expense					(12.3)
Other income (expense) – net					15.1
Earnings before income taxes					$339.2

*	Other segment expenses primarily include:
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment (continued):

	Six Months Ended July 4, 2026
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial	Total
(Amounts in millions)	Group	Group	Group	Services	Segments
External net sales	$634.3	$994.8	$813.2	$—	$2,442.3
Intersegment net sales	142.5	—	152.4	—	294.9
Segment net sales	776.8	994.8	965.6	—	2,737.2
Segment cost of goods sold	(454.4)	(519.0)	(520.3)	—	(1,493.7)
Segment gross profit	322.4	475.8	445.3	—	1,243.5
Financial services revenue	—	—	—	200.8	200.8
Segment operating and financial services expenses
Personnel	(121.1)	(102.6)	(137.6)	(18.5)
Shipping and handling costs	(16.1)	(41.8)	—	—
Depreciation and amortization	(3.5)	(3.8)	(9.2)	(0.5)
Provisions for credit losses	—	—	—	(36.8)
Other segment expenses*	(60.3)	(107.5)	(63.9)	(9.5)
Total segment operating and financial services expenses	(201.0)	(255.7)	(210.7)	(65.3)	(732.7)
Segment operating earnings	$121.4	$220.1	$234.6	$135.5	$711.6

Reconciliation of segment net sales to total net sales and total revenues:
Segment net sales					$2,737.2
Intersegment eliminations					(294.9)
Total net sales					2,442.3
Financial services revenue					200.8
Total revenues					$2,643.1

Reconciliation of segment cost of goods sold to cost of goods sold:
Segment cost of goods sold					$(1,493.7)
Intersegment eliminations					294.9
Cost of goods sold					$(1,198.8)

Reconciliation of segment operating earnings to operating earnings and earnings before income taxes:
Segment operating earnings					$711.6
Corporate operating expenses					(56.4)
Operating earnings					655.2
Interest expense					(24.7)
Other income (expense) – net					31.9
Earnings before income taxes					$662.4

*	Other segment expenses primarily include:
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment (continued):

(Amounts in millions)	July 4, 2026	January 3, 2026
Assets:
Commercial & Industrial Group	$1,385.8	$1,318.1
Snap-on Tools Group	1,023.8	972.1
Repair Systems & Information Group	1,905.8	1,784.3
Financial Services	2,442.9	2,477.2
Total assets from reportable segments	6,758.3	6,551.7
Corporate	1,975.3	1,946.3
Elimination of intersegment receivables	(92.7)	(85.7)
Total assets	$8,640.9	$8,412.3

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

Recent Acquisitions
On June 8, 2026, Snap-on acquired Diesel Laptops, LLC (“Diesel Laptops”) for a preliminary cash purchase price of $99.7 million (or $99.1 million, net of cash acquired). Diesel Laptops, based in Irmo, South Carolina, specializes in diagnostics, repair information, and digital solutions for commercial trucks and off-highway vehicles serving heavy-duty repair shops, fleets, and other equipment customers such as those in mining, agriculture, and infrastructure. The acquisition expands Snap-on’s capabilities in these growing markets and further strengthens the company’s library of proprietary experienced-based data, as well as its product offerings to support the diagnosis and repair of increasingly complex vehicles and equipment. The operating results and assets of Diesel Laptops have been included in the Repair Systems & Information Group segment since the acquisition date.

On April 30, 2026, Snap-on acquired Hi-Force Group Holdings Ltd. (“Hi-Force”) for a preliminary cash purchase price of $58.0 million (or $54.9 million, net of cash acquired). Hi-Force, based in Daventry, United Kingdom, designs and manufactures high-pressure hydraulic tools, heavy lifting systems, as well as torque and tensioning equipment. The acquisition of Hi-Force complements and expands Snap-on’s offerings in the growing torque arena across a variety of industries including oil & gas, power generation, railways, mining, and heavy engineering. The operating results and assets of Hi-Force have been included in the Commercial & Industrial Group segment since the acquisition date.

Pro forma financial information has not been presented for these acquisitions as the net effects were not significant to Snap-on’s results of operations or financial position.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
RESULTS OF OPERATIONS
Results of operations for the three months ended July 4, 2026, and June 28, 2025, are as follows:

	Three Months Ended
(Amounts in millions)	July 4, 2026		June 28, 2025		Change
Net sales	$1,235.1	100.0%	$1,179.4	100.0%	$55.7	4.7%
Cost of goods sold	(599.9)	(48.6)%	(583.9)	(49.5)%	(16.0)	(2.7)%
Gross profit	635.2	51.4%	595.5	50.5%	39.7	6.7%
Operating expenses	(366.3)	(29.6)%	(336.4)	(28.5)%	(29.9)	(8.9)%
Operating earnings before financial services	268.9	21.8%	259.1	22.0%	9.8	3.8%

Financial services revenue	99.7	100.0%	101.7	100.0%	(2.0)	(2.0)%
Financial services expenses	(32.2)	(32.3)%	(33.5)	(32.9)%	1.3	3.9%
Operating earnings from financial services	67.5	67.7%	68.2	67.1%	(0.7)	(1.0)%

Operating earnings	336.4	25.2%	327.3	25.5%	9.1	2.8%
Interest expense	(12.3)	(0.9)%	(12.3)	(1.0)%	—	—%
Other income (expense) – net	15.1	1.1%	14.3	1.2%	0.8	5.6%
Earnings before income taxes	339.2	25.4%	329.3	25.7%	9.9	3.0%
Income tax expense	(73.0)	(5.5)%	(72.5)	(5.7)%	(0.5)	(0.7)%
Net earnings	266.2	19.9%	256.8	20.0%	9.4	3.7%
Net earnings attributable to noncontrolling interests	(5.6)	(0.4)%	(6.5)	(0.5)%	0.9	13.8%
Net earnings attributable to Snap-on Incorporated	$260.6	19.5%	$250.3	19.5%	$10.3	4.1%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $1,235.1 million in the second quarter of 2026 represented an increase of $55.7 million, or 4.7%, from 2025 levels, reflecting a $35.5 million, or 3.0%, organic gain, $11.5 million of acquisition-related sales, and $8.7 million of favorable foreign currency translation.
Gross profit of $635.2 million in the second quarter of 2026 compared to $595.5 million last year. Gross margin (gross profit as a percentage of net sales) in the quarter improved 90 basis points (100 basis points (“bps”) equals 1.0 percent) from the second quarter of 2025 primarily reflecting the increased sales volumes and benefits from the company’s “Rapid Continuous Improvement” or “RCI” initiatives.
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
Operating expenses of $366.3 million in the second quarter of 2026 compared to $336.4 million in 2025. Operating expenses as a percentage of net sales rose 110 bps from last year primarily due to increased personnel and other costs.
Operating earnings before financial services of $268.9 million in the second quarter of 2026 compared to $259.1 million in 2025. As a percentage of net sales, operating earnings before financial services were 21.8% compared to 22.0% last year.
Financial services revenue of $99.7 million in the second quarter of 2026 compared to $101.7 million last year. Financial services operating earnings of $67.5 million compared to $68.2 million in 2025.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating earnings of $336.4 million in the second quarter of 2026 compared to $327.3 million in 2025. As a percentage of revenues (net sales plus financial services revenue), operating earnings in the quarter were 25.2% compared to 25.5% last year.
Interest expense in the second quarter of 2026 of $12.3 million was unchanged from last year. See Note 8 to the Condensed Consolidated Financial Statements for additional information on debt and credit facilities.
Other income (expense) – net primarily includes interest income, non-service components of net periodic benefit costs, and net gains and losses associated with hedging and currency exchange rate transactions. See Note 16 to the Condensed Consolidated Financial Statements for additional information on Other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on in the second quarter was 21.9% in 2026 and 22.5% in 2025. See Note 7 to the Condensed Consolidated Financial Statements for additional information on income taxes.
Net earnings attributable to Snap-on of $260.6 million, or $4.96 per diluted share, in the second quarter of 2026 compared to $250.3 million, or $4.72 per diluted share, in the second quarter of 2025.
Results of operations for the six months ended July 4, 2026, and June 28, 2025 are as follows:

	Six Months Ended
(Amounts in millions)	July 4, 2026		June 28, 2025		Change
Net sales	$2,442.3	100.0%	$2,320.5	100.0%	$121.8	5.2%
Cost of goods sold	(1,198.8)	(49.1)%	(1,146.5)	(49.4)%	(52.3)	(4.6)%
Gross profit	1,243.5	50.9%	1,174.0	50.6%	69.5	5.9%
Operating expenses	(723.8)	(29.6)%	(671.8)	(29.0)%	(52.0)	(7.7)%
Operating earnings before financial services	519.7	21.3%	502.2	21.6%	17.5	3.5%

Financial services revenue	200.8	100.0%	203.8	100.0%	(3.0)	(1.5)%
Financial services expenses	(65.3)	(32.5)%	(65.3)	(32.0)%	—	—%
Operating earnings from financial services	135.5	67.5%	138.5	68.0%	(3.0)	(2.2)%

Operating earnings	655.2	24.8%	640.7	25.4%	14.5	2.3%
Interest expense	(24.7)	(0.9)%	(24.7)	(1.0)%	—	—%
Other income (expense) – net	31.9	1.2%	28.7	1.1%	3.2	11.1%
Earnings before income taxes	662.4	25.1%	644.7	25.5%	17.7	2.7%
Income tax expense	(142.7)	(5.4)%	(141.2)	(5.6)%	(1.5)	(1.1)%
Net earnings	519.7	19.7%	503.5	19.9%	16.2	3.2%
Net earnings attributable to noncontrolling interests	(12.1)	(0.5)%	(12.7)	(0.5)%	0.6	4.7%
Net earnings attributable to Snap-on Incorporated	$507.6	19.2%	$490.8	19.4%	$16.8	3.4%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $2,442.3 million in the first six months of 2026 represented an increase of $121.8, or 5.2%, from 2025 levels, reflecting a $74.7 million, or 3.2%, organic gain, $35.6 million of favorable foreign currency translation, and $11.5 million of acquisition-related sales.
Gross profit of $1,243.5 million in the first six months 2026 compared to $1,174.0 million last year. Gross margin in the first six months improved 30 basis points from 2025 primarily reflecting the benefit of increased volume and savings from the company’s RCI initiatives, partially offset by higher material and other costs, as well as 20 bps of unfavorable foreign currency effects.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Operating expenses of $723.8 million in the first six months of 2026 compared to $671.8 million in 2025. Operating expenses as a percentage of net sales rose 60 bps from last year primarily reflecting increased personnel costs and expanded technology investments, partially offset by the favorable effects of sales volume.
Operating earnings before financial services of $519.7 million in the first six months of 2026 compared to $502.2 million in 2025. As a percentage of net sales, operating earnings before financial services were 21.3% including 20 bps of unfavorable foreign currency effects and compared to 21.6% last year.
Financial services revenue of $200.8 million in the first six months of 2026 compared to $203.8 million last year. Financial services operating earnings of $135.5 million compared to $138.5 million in 2025.
Operating earnings of $655.2 million in the first six months of 2026 compared to $640.7 million in 2025. As a percentage of revenues, operating earnings in the first six months were 24.8% including 20 bps of unfavorable foreign currency effects and compared to 25.4% last year.
Interest expense in the first six months of 2026 of $24.7 million was unchanged from last year. See Note 8 to the Condensed Consolidated Financial Statements for additional information on debt and credit facilities.
Other income (expense) – net primarily includes interest income, non-service components of net periodic benefit costs, and net gains and losses associated with hedging and currency exchange rate transactions. See Note 16 to the Condensed Consolidated Financial Statements for additional information on Other income (expense) – net.
The effective income tax rate on earnings attributable to Snap-on in the first six months was 21.9% in 2026 and 22.3% in 2025. See Note 7 to the Condensed Consolidated Financial Statements for additional information on income taxes.
Net earnings attributable to Snap-on of $507.6 million, or $9.65 per diluted share, in the first six months of 2026 compared to $490.8 million, or $9.24 per diluted share, in the first six months of 2025.

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	July 4, 2026		June 28, 2025		Change
External net sales	$325.5	82.2%	$289.2	83.2%	$36.3	12.6%
Intersegment net sales	70.3	17.8%	58.6	16.8%	11.7	20.0%
Segment net sales	395.8	100.0%	347.8	100.0%	48.0	13.8%
Segment cost of goods sold	(227.0)	(57.4)%	(208.6)	(60.0)%	(18.4)	(8.8)%
Segment gross profit	168.8	42.6%	139.2	40.0%	29.6	21.3%
Segment operating expenses	(102.3)	(25.8)%	(92.3)	(26.5)%	(10.0)	(10.8)%
Segment operating earnings	$66.5	16.8%	$46.9	13.5%	$19.6	41.8%
Segment net sales of $395.8 million in the second quarter of 2026 represented an increase of $48.0 million, or 13.8%, from 2025 levels, reflecting a $38.7 million, or 11.0%, organic gain, $6.8 million of acquisition-related sales, and $2.5 million of favorable foreign currency translation. The organic improvement reflects increases in each of the segment’s businesses, including double-digit gains in the Asia Pacific, European-based hand tools, specialty torque and power tools operations, as well as a mid single-digit rise in activity with customers in critical industries.
Segment gross margin in the second quarter increased 260 bps from last year primarily due to increased sales and savings from the segment’s RCI initiatives.
Segment operating expenses as a percentage of net sales in the second quarter improved 70 bps as compared to 2025 primarily reflecting the higher sales volumes.
As a result of these factors, segment operating earnings of $66.5 million in the second quarter of 2026 compared to $46.9 million in 2025. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 16.8% in the second quarter of 2026 compared to 13.5% last year.

	Six Months Ended
(Amounts in millions)	July 4, 2026		June 28, 2025		Change
External net sales	$634.3	81.7%	$565.9	81.8%	$68.4	12.1%
Intersegment net sales	142.5	18.3%	125.8	18.2%	16.7	13.3%
Segment net sales	776.8	100.0%	691.7	100.0%	85.1	12.3%
Cost of goods sold	(454.4)	(58.5)%	(406.0)	(58.7)%	(48.4)	(11.9)%
Gross profit	322.4	41.5%	285.7	41.3%	36.7	12.8%
Operating expenses	(201.0)	(25.9)%	(185.6)	(26.8)%	(15.4)	(8.3)%
Segment operating earnings	$121.4	15.6%	$100.1	14.5%	$21.3	21.3%

Segment net sales of $776.8 million in the first six months of 2026 represented an increase of $85.1 million, or 12.3%, from 2025 levels, reflecting a $63.9 million, or 9.0%, organic gain, $14.4 million of favorable foreign currency translation, and $6.8 million of acquisition-related sales. The organic rise reflects double-digit gains in the segment’s Asia Pacific and specialty torque operations, a high single-digit improvement in the European-based hand tools business, and mid single-digit increases with customers in critical industries and in the power tools operation.
Segment gross margin in the first six months improved 20 bps from last year primarily due to increased sales and savings from the segment’s RCI initiatives, partially offset by higher material and other costs, as well as 30 bps of unfavorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the first six months improved 90 bps as compared to 2025 primarily reflecting the higher sales volumes.
As a result of these factors, segment operating earnings of $121.4 million in the first six months of 2026 compared to $100.1 million in 2025. Operating margin for the Commercial & Industrial Group of 15.6% in the first six months of 2026 included 30 bps of unfavorable foreign currency effects and compared to 14.5% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	July 4, 2026		June 28, 2025		Change
Segment net sales	$508.8	100.0%	$491.0	100.0%	$17.8	3.6%
Segment cost of goods sold	(264.6)	(52.0)%	(253.8)	(51.7)%	(10.8)	(4.3)%
Segment gross profit	244.2	48.0%	237.2	48.3%	7.0	3.0%
Segment operating expenses	(129.1)	(25.4)%	(120.5)	(24.5)%	(8.6)	(7.1)%
Segment operating earnings	$115.1	22.6%	$116.7	23.8%	$(1.6)	(1.4)%
Segment net sales of $508.8 million in the second quarter of 2026 represented an increase of $17.8 million, or 3.6%, from 2025 levels, reflecting a $14.9 million, or 3.0%, organic sales gain and $2.9 million of favorable foreign currency translation. The organic rise was due to low single-digit gains both in the U.S. and in the segment’s international operations.
Segment gross margin in the second quarter decreased 30 bps from last year primarily reflecting a year-over-year shift in product mix, partially offset by savings from the segment’s RCI initiatives.
Segment operating expenses as a percentage of net sales in the second quarter rose 90 bps as compared to 2025 due to increased personnel, freight and other costs.
As a result of these factors, segment operating earnings of $115.1 million in the second quarter of 2026 compared to $116.7 million in 2025. Operating margin for the Snap-on Tools Group of 22.6% in the second quarter of 2026 compared to 23.8% last year.

	Six Months Ended
(Amounts in millions)	July 4, 2026		June 28, 2025		Change
Segment net sales	$994.8	100.0%	$953.9	100.0%	$40.9	4.3%
Cost of goods sold	(519.0)	(52.2)%	(502.2)	(52.6)%	(16.8)	(3.3)%
Gross profit	475.8	47.8%	451.7	47.4%	24.1	5.3%
Operating expenses	(255.7)	(25.7)%	(242.6)	(25.5)%	(13.1)	(5.4)%
Segment operating earnings	$220.1	22.1%	$209.1	21.9%	$11.0	5.3%

Segment net sales of $994.8 million in the first six months of 2026 represented an increase of $40.9 million, or 4.3%, from 2025 levels, reflecting a $30.8 million, or 3.2%, organic sales gain and $10.1 million of favorable foreign currency translation. The organic improvement was due to low single-digit increases both in the U.S. and in the segment’s international operations.
Segment gross margin in the first six months improved 40 bps from last year primarily due to savings from the segment’s RCI initiatives.
Segment operating expenses as a percentage of net sales in the first six months increased 20 bps as compared to 2025 reflecting increased personnel and other costs.
As a result of these factors, segment operating earnings of $220.1 million in the first six months of 2026 compared to $209.1 million in 2025. Operating margin for the Snap-on Tools Group of 22.1% in the first six months of 2026 compared to 21.9% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	July 4, 2026		June 28, 2025		Change
External net sales	$400.8	83.4%	$399.2	85.2%	$1.6	0.4%
Intersegment net sales	79.5	16.6%	69.4	14.8%	10.1	14.6%
Segment net sales	480.3	100.0%	468.6	100.0%	11.7	2.5%
Segment cost of goods sold	(258.1)	(53.7)%	(249.5)	(53.2)%	(8.6)	(3.4)%
Segment gross profit	222.2	46.3%	219.1	46.8%	3.1	1.4%
Segment operating expenses	(107.1)	(22.3)%	(99.3)	(21.2)%	(7.8)	(7.9)%
Segment operating earnings	$115.1	24.0%	$119.8	25.6%	$(4.7)	(3.9)%
Segment net sales of $480.3 million in the second quarter of 2026 represented an increase of $11.7 million, or 2.5%, from 2025 levels, reflecting a $3.2 million, or 0.7%, organic gain, $4.7 million of acquisition-related sales, and $3.8 million of favorable foreign currency translation. On an organic basis, low single-digit gains in undercar equipment and sales of diagnostic and repair information products to independent repair shop owners and managers were partially offset by a low single-digit decline in activity with OEM dealerships.
Segment gross margin in the second quarter decreased 50 bps from last year primarily reflecting higher sales of lower gross margin products.
Segment operating expenses as a percentage of net sales in the second quarter increased 110 bps from 2025 primarily due to higher personnel and other costs, as well as expanded technology investments.
As a result of these factors, segment operating earnings of $115.1 million in the second quarter of 2026 compared to $119.8 million in 2025. Operating margin for the Repair Systems & Information Group of 24.0% in the second quarter of 2026 compared to 25.6% last year.

	Six Months Ended
(Amounts in millions)	July 4, 2026		June 28, 2025		Change
External net sales	$813.2	84.2%	$800.7	84.8%	$12.5	1.6%
Intersegment net sales	152.4	15.8%	143.8	15.2%	8.6	6.0%
Segment net sales	965.6	100.0%	944.5	100.0%	21.1	2.2%
Cost of goods sold	(520.3)	(53.9)%	(507.9)	(53.8)%	(12.4)	(2.4)%
Gross profit	445.3	46.1%	436.6	46.2%	8.7	2.0%
Operating expenses	(210.7)	(21.8)%	(194.7)	(20.6)%	(16.0)	(8.2)%
Segment operating earnings	$234.6	24.3%	$241.9	25.6%	$(7.3)	(3.0)%

Segment net sales of $965.6 million in the first six months of 2026 represented an increase of $21.1 million, or 2.2%, from 2025 levels, reflecting a $3.5 million, or 0.4%, organic gain, $12.9 million of favorable foreign currency translation, and $4.7 million of acquisition-related sales. On an organic basis, low single-digit gains in undercar equipment and sales of diagnostic and repair information products to independent repair shop owners and managers were offset by a low single-digit decrease in activity with OEM dealerships.
Segment gross margin in the first six months decreased 10 bps from last year primarily reflecting higher material costs and 30 bps of unfavorable foreign currency effects, mostly offset by favorable business mix and savings from the segment’s RCI initiatives.
Segment operating expenses as a percentage of net sales in the first six months increased 120 bps from 2025 primarily due to higher personnel and other costs, as well as expanded technology investments.
As a result of these factors, segment operating earnings of $234.6 million in the first six months of 2026 compared to $241.9 million in 2025. Operating margin for the Repair Systems & Information Group of 24.3% in the first six months of 2026 included 40 bps of unfavorable foreign currency effects and compared to 25.6% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Financial Services

	Three Months Ended
(Amounts in millions)	July 4, 2026		June 28, 2025		Change
Financial services revenue	$99.7	100.0%	$101.7	100.0%	$(2.0)	(2.0)%
Financial services expenses	(32.2)	(32.3)%	(33.5)	(32.9)%	1.3	3.9%
Segment operating earnings	$67.5	67.7%	$68.2	67.1%	$(0.7)	(1.0)%
Financial services revenue is generally dependent on the size of the average financial services portfolio during the period, as well as on the average yield on receivables. Financial services revenue of $99.7 million in the second quarter of 2026 represented a decrease of $2.0 million, or 2.0%, from last year, primarily due to the lower year-over-year average portfolio. In the second quarters of 2026 and 2025, the respective average yields on finance receivables were 17.6% and 17.5%. In the second quarters of 2026 and 2025, the average yields on contract receivables were 9.0% and 9.1%, respectively. Originations of $281.0 million in the second quarter of 2026 represented a decrease of $12.0 million, or 4.1%, from 2025 levels.
Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses in the second quarter of 2026 decreased $1.3 million from last year primarily due to lower provisions for credit losses. As a percentage of the average financial services portfolio, expenses were 1.3% in the second quarters of both 2026 and 2025.
As a result of these factors, segment operating earnings of $67.5 million in the second quarter of 2026 compared to $68.2 million in 2025.

	Six Months Ended
(Amounts in millions)	July 4, 2026		June 28, 2025		Change
Financial services revenue	$200.8	100.0%	$203.8	100.0%	$(3.0)	(1.5)%
Financial services expenses	(65.3)	(32.5)%	(65.3)	(32.0)%	—	—%
Segment operating earnings	$135.5	67.5%	$138.5	68.0%	$(3.0)	(2.2)%
Financial services revenue of $200.8 million in the first six months of 2026 represented a decrease of $3.0 million, or 1.5%, from last year, primarily reflecting the lower year-over-year average portfolio. In the first six months of both 2026 and 2025, the average yield on finance receivables was 17.6% and the average yield on contract receivables was 9.1%. Originations of $545.6 million in the first six months of 2026 represented a decrease of $16.1 million, or 2.9%, from 2025 levels.
Financial services expenses in the first six months of 2026 were unchanged from last year. As a percentage of the average financial services portfolio, expenses were 2.6% in the first six months of both 2026 and 2025.
As a result of these factors, segment operating earnings of $135.5 million in the first six months of 2026 compared to $138.5 million in 2025.
Corporate
Snap-on’s second quarter 2026 general corporate expenses of $27.8 million compared to $24.3 million last year. The year-over-year increase in general corporate expenses primarily reflects higher stock-based and performance-based compensation costs. For the first six months of 2026, general corporate expenses of $56.4 million compared to $48.9 million in 2025. The year-over-year increase in general corporate expenses primarily reflects higher stock-based compensation and other costs.

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
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended July 4, 2026, and June 28, 2025, is as follows:

	Operations*		Financial Services
(Amounts in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$1,235.1	$1,179.4	$—	$—
Cost of goods sold	(599.9)	(583.9)	—	—
Gross profit	635.2	595.5	—	—
Operating expenses	(366.3)	(336.4)	—	—
Operating earnings before financial services	268.9	259.1	—	—

Financial services revenue	—	—	99.7	101.7
Financial services expenses	—	—	(32.2)	(33.5)
Operating earnings from financial services	—	—	67.5	68.2

Operating earnings	268.9	259.1	67.5	68.2
Interest expense	(12.3)	(12.3)	—	—
Intersegment interest income (expense) – net	17.1	17.4	(17.1)	(17.4)
Other income (expense) – net	15.0	14.2	0.1	0.1
Earnings before income taxes and equity earnings	288.7	278.4	50.5	50.9
Income tax expense	(60.3)	(59.7)	(12.7)	(12.8)
Earnings before equity earnings	228.4	218.7	37.8	38.1
Financial services – net earnings attributable to Snap-on Incorporated	37.8	38.1	—	—
Net earnings	266.2	256.8	37.8	38.1
Net earnings attributable to noncontrolling interests	(5.6)	(6.5)	—	—
Net earnings attributable to Snap-on Incorporated	$260.6	$250.3	$37.8	$38.1

* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the six months ended July 4, 2026, and June 28, 2025, is as follows:

	Operations*		Financial Services
(Amounts in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$2,442.3	$2,320.5	$—	$—
Cost of goods sold	(1,198.8)	(1,146.5)	—	—
Gross profit	1,243.5	1,174.0	—	—
Operating expenses	(723.8)	(671.8)	—	—
Operating earnings before financial services	519.7	502.2	—	—

Financial services revenue	—	—	200.8	203.8
Financial services expenses	—	—	(65.3)	(65.3)
Operating earnings from financial services	—	—	135.5	138.5

Operating earnings	519.7	502.2	135.5	138.5
Interest expense	(24.7)	(24.7)	—	—
Intersegment interest income (expense) – net	34.1	34.4	(34.1)	(34.4)
Other income (expense) – net	31.8	28.6	0.1	0.1
Earnings before income taxes and equity earnings	560.9	540.5	101.5	104.2
Income tax expense	(117.3)	(115.1)	(25.4)	(26.1)
Earnings before equity earnings	443.6	425.4	76.1	78.1
Financial services – net earnings attributable to Snap-on Incorporated	76.1	78.1	—	—
Net earnings	519.7	503.5	76.1	78.1
Net earnings attributable to noncontrolling interests	(12.1)	(12.7)	—	—
Net earnings attributable to Snap-on Incorporated	$507.6	$490.8	$76.1	$78.1

* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheets information as of July 4, 2026, and January 3, 2026, is as follows:

	Operations*		Financial Services
(Amounts in millions)	July 4, 2026	January 3, 2026	July 4, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,644.2	$1,624.1	$0.5	$0.4
Intersegment receivables	13.0	20.3	—	—
Trade and other accounts receivable – net	940.7	880.2	1.5	1.2
Finance receivables – net	—	—	597.6	590.2
Contract receivables – net	4.8	4.9	116.3	125.1
Inventories – net	1,045.3	1,025.2	—	—
Prepaid expenses and other current assets	174.4	154.7	12.9	11.2
Total current assets	3,822.4	3,709.4	728.8	728.1

Property and equipment – net	557.6	549.8	2.8	2.5
Operating lease right-of-use assets	93.7	78.4	5.0	5.3
Investment in Financial Services	395.3	400.3	—	—
Deferred income tax assets	47.4	45.4	27.4	27.1
Intersegment long-term notes receivable	789.5	815.0	—	—
Long-term finance receivables – net	—	—	1,274.0	1,298.8
Long-term contract receivables – net	6.0	8.0	404.6	415.1
Goodwill	1,231.5	1,109.5	—	—
Other intangible assets – net	267.8	270.7	—	—
Pension assets	173.6	173.8	—	—
Other long-term assets	45.0	44.1	0.3	0.3
Total assets	$7,429.8	$7,204.4	$2,442.9	$2,477.2

* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	July 4, 2026	January 3, 2026	July 4, 2026	January 3, 2026
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$17.2	$16.2	$299.8	$—
Accounts payable	267.0	227.6	0.4	1.5
Intersegment payables	—	—	13.0	20.3
Accrued benefits	53.1	64.6	0.1	0.1
Accrued compensation	75.6	74.2	2.4	3.0
Franchisee deposits	66.8	66.2	—	—
Other accrued liabilities	521.0	455.1	29.0	24.4
Total current liabilities	1,000.7	903.9	344.7	49.3

Long-term debt and intersegment long-term debt	—	—	1,676.5	2,001.4
Deferred income tax liabilities	98.1	87.0	—	—
Retiree health care benefits	16.6	17.7	—	—
Pension liabilities	77.8	85.7	—	—
Operating lease liabilities	69.9	56.3	5.4	5.5
Other long-term liabilities	100.4	97.0	21.0	20.7
Total liabilities	1,363.5	1,247.6	2,047.6	2,076.9

Total shareholders’ equity attributable to Snap-on Incorporated	6,041.3	5,931.8	395.3	400.3
Noncontrolling interests	25.0	25.0	—	—
Total equity	6,066.3	5,956.8	395.3	400.3
Total liabilities and equity	$7,429.8	$7,204.4	$2,442.9	$2,477.2

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
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of July 17, 2026, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurance that financing will be available in the future on acceptable terms, or that its debt ratings will not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
Working capital (current assets less current liabilities) of $3,205.8 million as of July 4, 2026, represented a decrease of $278.5 million from $3,484.3 million as of January 3, 2026 (fiscal 2025 year end), primarily as a result of the net changes discussed below.
The following represents the company’s working capital position as of July 4, 2026, and January 3, 2026:

(Amounts in millions)	July 4, 2026	January 3, 2026
Cash and cash equivalents	$1,644.7	$1,624.5
Trade and other accounts receivable – net	942.2	881.4
Finance receivables – net	597.6	590.2
Contract receivables – net	121.1	130.0
Inventories – net	1,045.3	1,025.2
Prepaid expenses and other current assets	172.8	151.5
Total current assets	4,523.7	4,402.8

Notes payable and current maturities of long-term debt	(317.0)	(16.2)
Accounts payable	(267.4)	(229.1)
Other current liabilities	(733.5)	(673.2)
Total current liabilities	(1,317.9)	(918.5)
Working capital	$3,205.8	$3,484.3

Cash and cash equivalents of $1,644.7 million as of July 4, 2026, represented an increase of $20.2 million from 2025 year-end levels primarily due to: (i) $640.2 million of cash generated from operations; (ii) $435.1 million of cash from collections of finance receivables; and (iii) $67.1 million of cash proceeds from stock purchase plans and stock option exercises. These increases in cash and cash equivalents were partially offset by: (i) the funding of $456.0 million of new finance receivables; (ii) dividend payments to shareholders of $253.2 million; (iii) the repurchase of 508,000 shares of the company’s common stock for $191.3 million; (iv) $159.1 million of net cash paid for acquisitions; and (v) the funding of $44.3 million of capital expenditures.
Of the $1,644.7 million of cash and cash equivalents as of July 4, 2026, $580.2 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it can be accomplished in a tax efficient manner.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Trade and other accounts receivable – net of $942.2 million as of July 4, 2026, represented an increase of $60.8 million from 2025 year-end levels. The increase is primarily due to higher sales and $12.2 million from acquisitions, partially offset by $4.7 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months of sales, times 360 days) was 70 days for July 4, 2026, and 67 days for January 3, 2026.
The current portions of net finance and contract receivables of $718.7 million as of July 4, 2026, compared to $720.2 million at 2025 year end. The long-term portions of net finance and contract receivables of $1,684.6 million as of July 4, 2026, compared to $1,721.9 million at 2025 year end.
Inventories – net of $1,045.3 million as of July 4, 2026, represented an increase of $20.1 million from January 3, 2026, primarily due to $17.6 million from acquisitions. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balances for the trailing 12 months) were 2.4 turns as of both July 4, 2026, and January 3, 2026. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 62% of total inventories as of both July 4, 2026, and January 3, 2026. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $128.5 million and $126.7 million as of July 4, 2026, and January 3, 2026, respectively.
Notes payable and current maturities of long-term debt of $317.0 million as of July 4, 2026, reflected the $300 million unsecured 3.25% notes that Snap-on currently intends to repay with available cash on hand at maturity on March 1, 2027, and other notes of $17.2 million. As of 2025 year end, notes payable and current maturities of long-term debt were $16.2 million.
Accounts payable of $267.4 million as of July 4, 2026, represented an increase of $38.3 million from January 3, 2026, primarily due to the timing of payments and $11.3 million from acquisitions, partially offset by $3.5 million of foreign currency translation.
Other accrued liabilities of $535.5 million as of July 4, 2026, represented an increase of $70.4 million from 2025 year-end levels primarily due to an increase in accrued income taxes and $13.0 million from acquisitions, partially offset by $2.6 million of foreign currency translation.
Long-term debt of $887.0 million as of July 4, 2026, consisted of $400 million of unsecured 4.1% notes that mature on March 1, 2048, and $500 million of unsecured 3.1% notes that mature on May 1, 2050, partially offset by $13.0 million of unamortized debt issuance costs and issuance discounts.
Snap-on has a $900 million multicurrency revolving credit facility that terminates on September 12, 2028 (the “Credit Facility”). The Credit Facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. No amounts were borrowed or outstanding under the Credit Facility during the six months ended and as of July 4, 2026.
Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of July 4, 2026, the company’s consolidated cash balance, net of certain adjustments, exceeded consolidated debt resulting in actual ratios of (0.05) and (0.21), respectively. Both ratios are within the permitted ranges set forth in this financial covenant.
Snap-on may issue commercial paper to fund future financing needs on a short-term basis, with the Credit Facility as back-up liquidity to support such commercial paper issuances. There was no commercial paper issued or outstanding during the six months ended and as of July 4, 2026.

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
Operating Activities
Net cash provided by operating activities was $640.2 million and $535.7 million in the respective first six months of 2026 and 2025. The $104.5 million year-over-year increase in net cash provided by operating activities primarily reflects a $73.6 million change in net operating assets and liabilities and a $16.2 million increase in net earnings.

Investing Activities
Net cash used by investing activities of $223.7 million in the first six months of 2026 included additions to finance receivables of $456.0 million, partially offset by collections of $435.1 million. Net cash used by investing activities of $78.0 million in the first six months of 2025 included additions to finance receivables of $462.4 million, partially offset by collections of $427.8 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics, and equipment products on an extended-term payment plan, with average payment terms of approximately four years.
Net cash used for acquisitions in the first six months of 2026 totaled $159.1 million. Capital expenditures were $44.3 million and $42.6 million in the respective first six months of 2026 and 2025. Capital expenditures in both years included continued investments related to the company’s execution of its strategic growth initiatives and Value Creation Processes around safety, quality, customer connection, innovation and RCI.
Financing Activities
Net cash used by financing activities was $396.9 million in the first six months of 2026 and $364.5 million in the first six months of 2025. Proceeds from stock purchase plans and stock option exercises totaled $67.1 million and $45.2 million in the respective first six months of 2026 and 2025. In the first six months of 2026, Snap-on repurchased 508,000 shares of its common stock for $191.3 million under its previously announced share repurchase programs. In the first six months of 2025, Snap-on repurchased 510,000 shares of its common stock for $166.2 million under its previously announced share repurchase programs. As of July 4, 2026, Snap-on had remaining availability to repurchase up to an additional $485.5 million in common stock pursuant to its Board’s authorizations. The repurchase of Snap-on common stock to offset dilution related to equity plan issuances or for other corporate purposes is at the company’s discretion, subject to prevailing financial and market conditions. Snap‑on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $253.2 million and $224.0 million in the respective first six months of 2026 and 2025. On November 6, 2025, the Board increased the quarterly cash dividend by 14.0% to $2.44 per share ($9.76 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Critical Accounting Policies and Estimates
Snap-on’s critical accounting policies and estimates, which are discussed in its Annual Report on Form 10-K for the fiscal year ended January 3, 2026, have not materially changed since the report was filed.
Outlook
We believe that our markets and our operations possess and have demonstrated continuing and considerable resilience against the uncertainties of the current environment. Snap-on expects to make ongoing progress along its decisive runways for coherent growth, leveraging capabilities already proven in the automotive repair arena, developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure are high. In pursuit of these initiatives, we project that capital expenditures in 2026 will approximate $100 million, of which $44.3 million was incurred in the first six months of the year.
Snap-on currently anticipates that its full-year 2026 effective income tax rate will approximate 22%.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the second quarter of 2026. Refer to Part II, Item 7A: Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended January 3, 2026, for further discussion.

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
As of July 4, 2026, the estimated maximum potential net one-day loss in fair value, calculated using the VAR model was $6.9 million, consisting of a $6.5 million loss on interest rate-sensitive financial instruments and a $0.4 million loss on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 4, 2026. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of July 4, 2026, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
There has been no change in the company’s internal control over financial reporting during the quarter ended July 4, 2026, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the second quarter of fiscal 2026, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution related to equity plan issuances and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions, and pursuant to the Board’s authorizations that the company has publicly announced.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs* (in millions)
4/05/2026 to 5/02/2026	55,000	$380.76	55,000	$499.5
5/03/2026 to 5/30/2026	106,000	370.56	106,000	499.2
5/31/2026 to 7/04/2026	80,000	389.34	80,000	485.5
Total/Average	241,000	379.12	241,000	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of July 4, 2026, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $485.5 million.

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

•On August 8, 2024, the Board authorized the repurchase of up to $500 million of the company’s common stock (“the 2024 Authorization”). On April 30, 2026, the Board authorized the repurchase of up to $500 million of the company’s common stock (“the 2026 Authorization”). The 2026 Authorization replaced the 2024 Authorization (under which approximately $234 million remained at the end of the first quarter of fiscal 2026) and will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

Other Purchases or Sales of Equity Securities
During the quarterly period ended July 4, 2026, there were no transactions in shares of Snap-on’s common stock by a counterparty pursuant to a prepaid equity forward agreement (the “Agreement”) that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, the counterparty may purchase or sell shares of the company’s common stock for its account in the market or in privately negotiated transactions. At termination, the Agreement settles in cash and does not provide for Snap-on to purchase or repurchase its shares.

Item 5: Other Information

In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K the following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who adopted a contract, instruction or written plan for the purchase or sale of securities of the company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the quarterly period ended July 4, 2026:

Name and Title	Type of Plan	Adoption Date	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Marty V. Ozolins Vice President and Controller	Rule 10b5-1 trading arrangement	May 21, 2026	May 22, 2028	3,050	Exercises of vested stock options and sales of shares

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

SNAP-ON INCORPORATED
Date: July 23, 2026	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer