Form 10-Q
period 2026-10-03
Snap-on Inc
filed 2026-10-22
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 16, 2026
Common Stock, $1.00 par value	51,581,233 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales	$1,183.7	$1,190.8	$3,626.0	$3,511.3
Cost of goods sold	(580.1)	(584.9)	(1,778.9)	(1,731.4)
Gross profit	603.6	605.9	1,847.1	1,779.9
Operating expenses	(355.5)	(327.4)	(1,079.3)	(999.2)
Operating earnings before financial services	248.1	278.5	767.8	780.7

Financial services revenue	98.6	101.1	299.4	304.9
Financial services expenses	(30.3)	(32.2)	(95.6)	(97.5)
Operating earnings from financial services	68.3	68.9	203.8	207.4

Operating earnings	316.4	347.4	971.6	988.1
Interest expense	(12.5)	(12.4)	(37.2)	(37.1)
Other income (expense) – net	15.4	14.3	47.3	43.0
Earnings before income taxes	319.3	349.3	981.7	994.0
Income tax expense	(69.7)	(77.5)	(212.4)	(218.7)
Net earnings	249.6	271.8	769.3	775.3
Net earnings attributable to noncontrolling interests	(6.6)	(6.4)	(18.7)	(19.1)
Net earnings attributable to Snap-on Incorporated	$243.0	$265.4	$750.6	$756.2

Net earnings per share attributable to Snap-on Incorporated:
Basic	$4.71	$5.09	$14.52	$14.49
Diluted	4.64	5.02	14.30	14.24

Weighted-average shares outstanding:
Basic	51.6	52.1	51.7	52.2
Effect of dilutive securities	0.8	0.8	0.8	0.9
Diluted	52.4	52.9	52.5	53.1

Dividends declared per common share	$2.44	$2.14	$7.32	$6.42

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Comprehensive income:
Net earnings	$249.6	$271.8	$769.3	$775.3
Other comprehensive income (loss):
Foreign currency translation	(0.5)	5.2	(34.0)	170.6
Reclassification of cash flow hedges to net earnings	(0.4)	(0.4)	(1.2)	(1.2)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses and prior service costs	4.3	5.3	13.0	15.9
Income tax benefit	(1.0)	(1.3)	(3.2)	(4.0)
Net of tax	3.3	4.0	9.8	11.9
Total comprehensive income	252.0	280.6	743.9	956.6

Comprehensive income attributable to noncontrolling interests	(6.6)	(6.4)	(18.7)	(19.1)
Comprehensive income attributable to Snap-on Incorporated	$245.4	$274.2	$725.2	$937.5

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	October 3, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,670.0	$1,624.5
Trade and other accounts receivable – net	922.1	881.4
Finance receivables – net	590.6	590.2
Contract receivables – net	128.7	130.0
Inventories – net	1,079.6	1,025.2
Prepaid expenses and other current assets	170.3	151.5
Total current assets	4,561.3	4,402.8

Property and equipment:
Land	36.1	35.8
Buildings and improvements	487.1	470.3
Machinery, equipment and computer software	1,173.5	1,142.7
Property and equipment – gross	1,696.7	1,648.8
Accumulated depreciation	(1,133.0)	(1,096.5)
Property and equipment – net	563.7	552.3

Operating lease right-of-use assets	95.6	83.7
Deferred income tax assets	75.7	72.5
Long-term finance receivables – net	1,267.3	1,298.8
Long-term contract receivables – net	406.6	423.1
Goodwill	1,226.3	1,109.5
Other intangible assets – net	266.5	270.7
Pension assets	174.5	173.8
Other long-term assets	23.5	25.1
Total assets	$8,661.0	$8,412.3
See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions, except share data)
(Unaudited)

	October 3, 2026	January 3, 2026
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$317.9	$16.2
Accounts payable	264.3	229.1
Accrued benefits	52.5	64.7
Accrued compensation	82.2	77.2
Franchisee deposits	69.7	66.2
Other accrued liabilities	500.1	465.1
Total current liabilities	1,286.7	918.5

Long-term debt	887.2	1,186.4
Deferred income tax liabilities	106.3	87.0
Retiree health care benefits	16.1	17.7
Pension liabilities	74.3	85.7
Operating lease liabilities	71.7	61.8
Other long-term liabilities	98.8	98.4
Total liabilities	2,541.1	2,455.5

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,466,150 and 67,461,309 shares, respectively)	67.5	67.5
Additional paid-in capital	603.5	578.5
Retained earnings	8,507.5	8,137.5
Accumulated other comprehensive loss	(380.2)	(354.8)
Treasury stock at cost (15,884,955 and 15,594,254 shares, respectively)	(2,703.4)	(2,496.9)
Total shareholders’ equity attributable to Snap-on Incorporated	6,094.9	5,931.8
Noncontrolling interests	25.0	25.0
Total equity	6,119.9	5,956.8
Total liabilities and equity	$8,661.0	$8,412.3

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)

The following summarizes the changes in total equity for the three month period ended October 3, 2026:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at July 4, 2026	$67.5	$595.1	$8,391.1	$(382.6)	$(2,629.8)	$25.0	$6,066.3
Net earnings for the three months ended October 3, 2026	—	—	243.0	—	—	6.6	249.6
Other comprehensive income	—	—	—	2.4	—	—	2.4
Cash dividends – $2.44 per share	—	—	(126.1)	—	—	—	(126.1)
Stock compensation plans	—	8.4	—	—	13.5	—	21.9
Share repurchases – 220,500 shares	—	—	—	—	(87.1)	—	(87.1)
Other	—	—	(0.5)	—	—	(6.6)	(7.1)
Balance at October 3, 2026	$67.5	$603.5	$8,507.5	$(380.2)	$(2,703.4)	$25.0	$6,119.9

The following summarizes the changes in total equity for the nine month period ended October 3, 2026:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at January 3, 2026	$67.5	$578.5	$8,137.5	$(354.8)	$(2,496.9)	$25.0	$5,956.8
Net earnings for the nine months ended October 3, 2026	—	—	750.6	—	—	18.7	769.3
Other comprehensive loss	—	—	—	(25.4)	—	—	(25.4)
Cash dividends – $7.32 per share	—	—	(379.3)	—	—	—	(379.3)
Stock compensation plans	—	25.0	—	—	71.9	—	96.9
Share repurchases – 728,500 shares	—	—	—	—	(278.4)	—	(278.4)
Other	—	—	(1.3)	—	—	(18.7)	(20.0)
Balance at October 3, 2026	$67.5	$603.5	$8,507.5	$(380.2)	$(2,703.4)	$25.0	$6,119.9

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
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

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	October 3, 2026	September 27, 2025
Operating activities:
Net earnings	$769.3	$775.3
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	60.3	55.9
Amortization of other intangible assets	15.3	17.3
Provisions for losses on finance receivables	50.8	54.3
Provisions for losses on non-finance receivables	21.8	15.3
Stock-based compensation expense	24.2	21.7
Deferred income tax provision (benefit)	13.9	(0.7)
Net gain on sales of assets	(5.0)	(0.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other accounts receivable	(54.5)	(100.4)
Contract receivables	14.8	(7.8)
Inventories	(44.7)	(44.8)
Prepaid expenses and other assets	(7.8)	19.2
Accounts payable	28.9	3.8
Accrued and other liabilities	0.6	4.6
Net cash provided by operating activities	887.9	813.6

Investing activities:
Additions to finance receivables	(668.3)	(678.4)
Collections of finance receivables	647.1	642.5
Capital expenditures	(69.0)	(62.5)
Acquisitions of businesses, net of cash acquired	(158.4)	—
Disposals of property and equipment	6.6	0.9
Other	—	(1.5)
Net cash used by investing activities	(242.0)	(99.0)

Financing activities:
Net increase in other short-term borrowings	3.3	7.9
Cash dividends paid	(379.3)	(335.5)
Purchases of treasury stock	(278.4)	(248.2)
Proceeds from stock purchase plans and stock option exercises	81.1	60.0
Other	(28.9)	(29.6)
Net cash used by financing activities	(602.2)	(545.4)

Effect of exchange rate changes on cash and cash equivalents	1.8	4.4
Increase in cash and cash equivalents	45.5	173.6
Cash and cash equivalents at beginning of year	1,624.5	1,360.5
Cash and cash equivalents at end of period	$1,670.0	$1,534.1
Supplemental cash flow disclosures:
Cash paid for interest	$(36.3)	$(35.9)
Net cash paid for income taxes	(196.3)	(212.5)
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

The company’s 2026 fiscal third quarter ended on October 3, 2026, and its 2025 fiscal third quarter ended on September 27, 2025. The company’s 2026 and 2025 fiscal third quarters each contained 13 weeks of operating results. The company’s 2026 fiscal year, which ends on January 2, 2027, will contain 52 weeks of operating results. The company’s 2025 fiscal year contained 53 weeks of operating results, with the additional week occurring in the fourth quarter.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and nine month periods ended October 3, 2026, and September 27, 2025, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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
Financial instruments: The fair value of the company’s derivative financial instruments is generally determined using quoted prices in active markets for similar assets and liabilities. The carrying value of the company’s non-derivative financial instruments either approximates fair value, due to their short-term nature, or the amount disclosed for fair value is based upon a discounted cash flow analysis or quoted market values. See Note 9, Financial Instruments, for additional information.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Revenue Disaggregation: The following table shows the consolidated revenues by revenue source:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

Revenue from contracts with customers	$1,174.3	$1,182.1	$3,598.1	$3,486.3
Other revenues	9.4	8.7	27.9	25.0
Total net sales	1,183.7	1,190.8	3,626.0	3,511.3
Financial services revenue	98.6	101.1	299.4	304.9
Total revenues	$1,282.3	$1,291.9	$3,925.4	$3,816.2

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

The following tables represent external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the Three Months Ended October 3, 2026
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$174.5	$397.5	$289.3	$—	$—	$861.3
Europe	77.8	42.7	66.3	—	—	186.8
All other	72.1	31.3	32.2	—	—	135.6
External net sales	324.4	471.5	387.8	—	—	1,183.7
Intersegment net sales	79.9	—	66.9	—	(146.8)	—
Total net sales	404.3	471.5	454.7	—	(146.8)	1,183.7
Financial services revenue	—	—	—	98.6	—	98.6
Total revenue	$404.3	$471.5	$454.7	$98.6	$(146.8)	$1,282.3

	For the Nine Months Ended October 3, 2026
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$496.7	$1,243.5	$894.4	$—	$—	$2,634.6
Europe	256.3	129.9	216.5	—	—	602.7
All other	205.7	92.9	90.1	—	—	388.7
External net sales	958.7	1,466.3	1,201.0	—	—	3,626.0
Intersegment net sales	222.4	—	219.3	—	(441.7)	—
Total net sales	1,181.1	1,466.3	1,420.3	—	(441.7)	3,626.0
Financial services revenue	—	—	—	299.4	—	299.4
Total revenue	$1,181.1	$1,466.3	$1,420.3	$299.4	$(441.7)	$3,925.4

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	For the Three Months Ended September 27, 2025
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$157.6	$435.3	$296.8	$—	$—	$889.7
Europe	76.9	41.9	62.7	—	—	181.5
All other	63.3	28.8	27.5	—	—	119.6
External net sales	297.8	506.0	387.0	—	—	1,190.8
Intersegment net sales	69.9	—	77.8	—	(147.7)	—
Total net sales	367.7	506.0	464.8	—	(147.7)	1,190.8
Financial services revenue	—	—	—	101.1	—	101.1
Total revenue	$367.7	$506.0	$464.8	$101.1	$(147.7)	$1,291.9

	For the Nine Months Ended September 27, 2025
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
North America*	$448.9	$1,255.8	$917.1	$—	$—	$2,621.8
Europe	232.0	122.5	190.6	—	—	545.1
All other	182.8	81.6	80.0	—	—	344.4
External net sales	863.7	1,459.9	1,187.7	—	—	3,511.3
Intersegment net sales	195.7	—	221.6	—	(417.3)	—
Total net sales	1,059.4	1,459.9	1,409.3	—	(417.3)	3,511.3
Financial services revenue	—	—	—	304.9	—	304.9
Total revenue	$1,059.4	$1,459.9	$1,409.3	$304.9	$(417.3)	$3,816.2

* North America is comprised of the United States, Canada and Mexico.

The following tables represent external net sales disaggregated by customer type:

	For the Three Months Ended October 3, 2026
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$19.0	$471.5	$387.8	$—	$—	$878.3
All other professionals	305.4	—	—	—	—	305.4
External net sales	324.4	471.5	387.8	—	—	1,183.7
Intersegment net sales	79.9	—	66.9	—	(146.8)	—
Total net sales	404.3	471.5	454.7	—	(146.8)	1,183.7
Financial services revenue	—	—	—	98.6	—	98.6
Total revenue	$404.3	$471.5	$454.7	$98.6	$(146.8)	$1,282.3

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	For the Nine Months Ended October 3, 2026
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$60.7	$1,466.3	$1,201.0	$—	$—	$2,728.0
All other professionals	898.0	—	—	—	—	898.0
External net sales	958.7	1,466.3	1,201.0	—	—	3,626.0
Intersegment net sales	222.4	—	219.3	—	(441.7)	—
Total net sales	1,181.1	1,466.3	1,420.3	—	(441.7)	3,626.0
Financial services revenue	—	—	—	299.4	—	299.4
Total revenue	$1,181.1	$1,466.3	$1,420.3	$299.4	$(441.7)	$3,925.4

	For the Three Months Ended September 27, 2025
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$19.5	$506.0	$387.0	$—	$—	$912.5
All other professionals	278.3	—	—	—	—	278.3
External net sales	297.8	506.0	387.0	—	—	1,190.8
Intersegment net sales	69.9	—	77.8	—	(147.7)	—
Total net sales	367.7	506.0	464.8	—	(147.7)	1,190.8
Financial services revenue	—	—	—	101.1	—	101.1
Total revenue	$367.7	$506.0	$464.8	$101.1	$(147.7)	$1,291.9

	For the Nine Months Ended September 27, 2025
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$59.0	$1,459.9	$1,187.7	$—	$—	$2,706.6
All other professionals	804.7	—	—	—	—	804.7
External net sales	863.7	1,459.9	1,187.7	—	—	3,511.3
Intersegment net sales	195.7	—	221.6	—	(417.3)	—
Total net sales	1,059.4	1,459.9	1,409.3	—	(417.3)	3,511.3
Financial services revenue	—	—	—	304.9	—	304.9
Total revenue	$1,059.4	$1,459.9	$1,409.3	$304.9	$(417.3)	$3,816.2

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
For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations. The remaining duration of these unsatisfied performance obligations ranges from one month up to 60 months. Snap-on had $166.5 million of long-term contracts that have fixed consideration that extends beyond one year as of October 3, 2026. Snap‑on expects to recognize approximately 60% of these contracts as revenue by the end of fiscal 2027, an additional 35% by the end of fiscal 2029, and the balance thereafter.
Contract liabilities: Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance. The timing of payment is typically on a monthly, quarterly, or annual basis. The balance of total contract liabilities was $84.2 million and $73.5 million at October 3, 2026, and January 3, 2026, respectively. The current portion of contract liabilities is included in “Other accrued liabilities” and the non-current portion of such liabilities is included in “Other long-term liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended October 3, 2026, Snap‑on recognized $5.4 million and $54.8 million of revenue that was included in the contract liability balance at January 3, 2026, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.

Note 3: Acquisitions

On June 8, 2026, Snap-on acquired Diesel Laptops, LLC (“Diesel Laptops”) for a preliminary cash purchase price of $99.7 million (or $99.1 million, net of cash acquired). The preliminary purchase price is subject to change based on the finalization of a working capital adjustment that is expected to be completed in the fourth quarter of 2026. Diesel Laptops, based in Irmo, South Carolina, specializes in diagnostics, repair information, and digital solutions for commercial trucks and off-highway vehicles serving heavy-duty repair shops, fleets, and other equipment customers such as those in mining, agriculture, and infrastructure. The company recorded, on a preliminary basis, the $96.1 million excess of the purchase price over the fair value of the net assets acquired in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. The company does not expect that the goodwill will be tax deductible. During the third quarter, the company progressed with the purchase accounting valuations for the acquired net assets of Diesel Laptops, including intangible assets, and anticipates completing the valuations in the fourth quarter of 2026. For segment reporting purposes, the results of operations and assets of Diesel Laptops have been included in the Repair Systems & Information Group since the acquisition date.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On April 30, 2026, Snap-on acquired Hi-Force Group Holdings Ltd. (“Hi-Force”) for a cash purchase price of $57.2 million (or $54.2 million, net of cash acquired), which reflects a $0.7 million working capital adjustment finalized in the third quarter of 2026. Hi-Force, based in Daventry, United Kingdom, designs and manufactures high-pressure hydraulic tools, heavy lifting systems, as well as torque and tensioning equipment. The company recorded, on a preliminary basis, the $36.9 million excess of the purchase price over the fair value of the net assets acquired in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. The company does not expect that the goodwill will be tax deductible. During the third quarter, the company progressed with the purchase accounting valuations for the acquired net assets of Hi-Force, including intangible assets, and anticipates completing the valuations in the fourth quarter of 2026. For segment reporting purposes, the results of operations and assets of Hi-Force have been included in the Commercial & Industrial Group since the acquisition date.

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

Pro forma financial information has not been presented for the acquisitions as the net effects were not significant to Snap-on’s results of operations or financial position. See Note 6, Goodwill and Other Intangible Assets, for additional information.
Note 4: Receivables
Trade and other accounts receivable: Snap-on’s trade and other accounts receivable primarily arise from the sale of tools, diagnostics, and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel with payment terms generally ranging from 30 to 120 days.
The components of Snap-on’s trade and other accounts receivable as of October 3, 2026, and January 3, 2026, are as follows:

(Amounts in millions)	October 3, 2026	January 3, 2026
Trade and other accounts receivable	$963.5	$921.8
Allowances for credit losses	(41.4)	(40.4)
Total trade and other accounts receivable – net	$922.1	$881.4

The following is a rollforward of the allowances for credit losses related to trade and other accounts receivable for the three and nine month periods ended October 3, 2026, and September 27, 2025:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Allowances for credit losses:
Beginning of period	$44.5	$40.3	$40.4	$37.1
Provisions for credit losses	7.0	5.0	19.7	13.1
Charge-offs	(10.2)	(4.1)	(18.7)	(10.4)
Recoveries	0.1	—	0.2	0.4
Currency translation	—	—	(0.2)	1.0
End of period	$41.4	$41.2	$41.4	$41.2

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
The components of Snap-on’s current finance and contract receivables as of October 3, 2026, and January 3, 2026, are as follows:

(Amounts in millions)	October 3, 2026	January 3, 2026
Finance installment receivables	$586.6	$588.0
Finance lease receivables, net of unearned finance charges of $10.0 million and $9.2 million, respectively	27.3	25.0
Total finance receivables	613.9	613.0

Contract installment receivables	70.0	69.6
Contract lease receivables, net of unearned finance charges of $20.3 million and $21.4 million, respectively	60.6	62.4
Total contract receivables	130.6	132.0
Total	744.5	745.0

Allowances for credit losses:
Finance installment receivables	(22.8)	(22.3)
Finance lease receivables	(0.5)	(0.5)
Total finance allowances for credit losses	(23.3)	(22.8)

Contract installment receivables	(1.1)	(1.0)
Contract lease receivables	(0.8)	(1.0)
Total contract allowances for credit losses	(1.9)	(2.0)
Total allowances for credit losses	(25.2)	(24.8)
Total current finance and contract receivables – net	$719.3	$720.2

Finance receivables – net	$590.6	$590.2
Contract receivables – net	128.7	130.0
Total current finance and contract receivables – net	$719.3	$720.2

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of October 3, 2026, and January 3, 2026, are as follows:

(Amounts in millions)	October 3, 2026	January 3, 2026
Finance installment receivables	$1,278.1	$1,313.8
Finance lease receivables, net of unearned finance charges of $9.5 million and $8.4 million, respectively	39.6	35.7
Total finance receivables	1,317.7	1,349.5

Contract installment receivables	226.7	232.2
Contract lease receivables, net of unearned finance charges of $32.2 million and $34.7 million, respectively	184.9	196.2
Total contract receivables	411.6	428.4
Total	1,729.3	1,777.9

Allowances for credit losses:
Finance installment receivables	(49.7)	(50.1)
Finance lease receivables	(0.7)	(0.6)
Total finance allowances for credit losses	(50.4)	(50.7)

Contract installment receivables	(3.1)	(3.2)
Contract lease receivables	(1.9)	(2.1)
Total contract allowances for credit losses	(5.0)	(5.3)
Total allowances for credit losses	(55.4)	(56.0)
Total long-term finance and contract receivables – net	$1,673.9	$1,721.9

Finance receivables – net	$1,267.3	$1,298.8
Contract receivables – net	406.6	423.1
Total long-term finance and contract receivables – net	$1,673.9	$1,721.9

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
When extending credit, Snap-on evaluates the collectability of the receivables based on a combination of various financial and qualitative factors that may affect a customer’s ability to pay. These factors may include the customer’s financial condition, past payment experience, credit bureau data, and proprietary Snap-on credit model information, as well as the value of the underlying collateral.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The amortized cost basis of finance and contract receivables by origination year as of October 3, 2026, and charge-offs recorded in the nine months ended October 3, 2026, by origination year, are as follows:

(Amounts in millions)	2026	2025	2024	2023	2022	Prior	Total
Finance receivables:
Delinquent	$12.1	$26.3	$16.7	$8.5	$3.0	$1.0	$67.6
Non-delinquent	1,009.5	517.7	222.5	87.9	22.9	3.5	1,864.0
Total finance receivables	$1,021.6	$544.0	$239.2	$96.4	$25.9	$4.5	$1,931.6

Finance receivables charge-offs	$1.8	$24.2	$18.7	$9.9	$3.7	$1.8	$60.1

Contract receivables:
Delinquent	$0.3	$0.4	$0.8	$0.5	$0.5	$0.4	$2.9
Non-delinquent	143.6	137.9	107.9	68.5	39.5	41.9	539.3
Total contract receivables	$143.9	$138.3	$108.7	$69.0	$40.0	$42.3	$542.2

Contract receivables charge-offs	$—	$0.3	$0.7	$0.9	$0.6	$0.3	$2.8
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
The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and nine month periods ended October 3, 2026, and September 27, 2025:

	Three Months Ended October 3, 2026		Nine Months Ended October 3, 2026
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$74.1	$6.9	$73.5	$7.3
Provisions for credit losses	15.2	0.9	50.8	2.1
Charge-offs	(18.8)	(1.1)	(60.1)	(2.8)
Recoveries	3.2	0.2	9.5	0.4
Currency translation	—	—	—	(0.1)
End of period	$73.7	$6.9	$73.7	$6.9

	Three Months Ended September 27, 2025		Nine Months Ended September 27, 2025
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of period	$74.0	$7.4	$72.4	$6.8
Provisions for credit losses	17.8	0.6	54.3	2.2
Charge-offs	(20.1)	(0.8)	(60.6)	(2.2)
Recoveries	2.7	0.2	8.0	0.5
Currency translation	—	—	0.3	0.1
End of period	$74.4	$7.4	$74.4	$7.4

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
It is the general practice of Snap-on’s financial services business not to engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain receivables. The amount and number of finance and contract receivable modifications as of October 3, 2026, and January 3, 2026, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aging of finance and contract receivables as of October 3, 2026, and January 3, 2026, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
October 3, 2026:
Finance receivables	$24.8	$15.2	$27.6	$67.6	$1,864.0	$1,931.6	$23.3
Contract receivables	1.0	0.6	1.3	2.9	539.3	542.2	0.4

January 3, 2026:
Finance receivables	$25.6	$15.7	$27.9	$69.2	$1,893.3	$1,962.5	$23.7
Contract receivables	1.4	0.7	1.4	3.5	556.9	560.4	0.4
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
The amount of finance and contract receivables on nonaccrual status as of October 3, 2026, and January 3, 2026, is as follows:

(Amounts in millions)	October 3, 2026	January 3, 2026
Finance receivables	$14.0	$13.1
Contract receivables	2.3	2.6

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	October 3, 2026	January 3, 2026
Finished goods	$963.1	$902.7
Work in progress	82.0	75.5
Raw materials	168.3	173.7
Total FIFO value	1,213.4	1,151.9
Excess of current cost over LIFO cost	(133.8)	(126.7)
Total inventories – net	$1,079.6	$1,025.2

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 60% and 62% of total inventories for the periods ended October 3, 2026, and January 3, 2026, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of October 3, 2026, approximately 39% of the company’s U.S. inventory was accounted for using the FIFO method and 61% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and nine month periods ended October 3, 2026, and September 27, 2025.

Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the nine months ended October 3, 2026, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of January 3, 2026	$349.4	$12.4	$747.7	$1,109.5
Currency translation	(11.3)	—	(7.0)	(18.3)
Acquisitions	39.0	—	96.1	135.1
Balance as of October 3, 2026	$377.1	$12.4	$836.8	$1,226.3
Goodwill of $1,226.3 million as of October 3, 2026, included $96.1 million from the acquisition of Diesel Laptops, on a preliminary basis, $36.9 million from the acquisition of Hi-Force, on a preliminary basis, and $2.1 million from the acquisition of Car-O-Liner Australia. During the third quarter, the preliminary goodwill from the Diesel Laptops and Hi-Force acquisitions decreased by $0.9 million and $0.8 million, respectively. The goodwill from the Diesel Laptops acquisition is reported in the Repair Systems & Information Group segment and the goodwill from the Hi-Force and Car-O-Liner Australia acquisitions is reported in the Commercial & Industrial Group segment. See Note 3, Acquisitions, for additional information.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Additional disclosures related to other intangible assets are as follows:

	October 3, 2026			January 3, 2026
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets:
Customer relationships	$78.2	$(37.9)	$40.3	$79.8	$(34.7)	$45.1
Developed technology	26.4	(26.4)	—	26.5	(26.0)	0.5
Internally developed software	212.2	(155.5)	56.7	200.8	(146.5)	54.3
Patents	56.7	(24.4)	32.3	54.0	(23.4)	30.6
Trademarks	4.1	(2.8)	1.3	4.1	(2.8)	1.3
Other	0.9	(0.5)	0.4	0.9	(0.5)	0.4
Total	378.5	(247.5)	131.0	366.1	(233.9)	132.2
Non-amortized trademarks	135.5	—	135.5	138.5	—	138.5
Total other intangible assets	$514.0	$(247.5)	$266.5	$504.6	$(233.9)	$270.7
Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2026, the results of which did not result in any impairment. Provisions for impairment of goodwill and/or other intangible assets could arise in a future period due to significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, changes in key personnel or litigation, a sustained decrease in share price and/or other events. As of October 3, 2026, the company had no accumulated impairment losses.
The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	14
Developed technology	5
Internally developed software	5
Patents	15
Trademarks	9
Other	50
The weighted-average amortization period for all amortizable intangible assets on a combined basis is 11 years. Intangible asset renewal costs are expensed as incurred.
The aggregate amortization expense was $5.3 million and $15.3 million for the respective three and nine month periods ended October 3, 2026, and $5.7 million and $17.3 million for the respective three and nine month periods ended September 27, 2025. Based on current levels of amortizable intangible assets and estimated useful lives, annual amortization expense is expected to be $20.2 million in 2026, $18.9 million in 2027, $16.0 million in 2028, $13.5 million in 2029, $12.5 million in 2030, and $9.7 million in 2031.

Note 7: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 22.1% and 22.4% in the first nine months of fiscal 2026 and 2025, respectively.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8: Short-term and Long-term Debt
Short-term and long-term debt as of October 3, 2026, and January 3, 2026, consisted of the following:

(Amounts in millions)	October 3, 2026	January 3, 2026
3.25% unsecured notes due 2027	$300.0	$300.0
4.10% unsecured notes due 2048	400.0	400.0
3.10% unsecured notes due 2050	500.0	500.0
Other debt*	5.1	2.6
Total debt	1,205.1	1,202.6

Less:
Current maturities of long-term debt*	(299.8)	—
Notes payable	(18.1)	(16.2)
Notes payable and current maturities of long-term debt	(317.9)	(16.2)
Total long-term debt	$887.2	$1,186.4

*	Includes unamortized debt issuance costs and issuance discounts.
Snap-on has a $900 million multicurrency revolving credit facility that terminates on September 12, 2028 (the “Credit Facility”). The Credit Facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. No amounts were borrowed or outstanding under the Credit Facility during the nine months ended and as of October 3, 2026.
Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of October 3, 2026, the company’s consolidated cash balance, net of certain adjustments, exceeded consolidated debt resulting in actual ratios of (0.05) and (0.22), respectively. Both ratios are within the permitted ranges set forth in this financial covenant.
Snap-on may issue commercial paper to fund future financing needs on a short-term basis, with the Credit Facility as back-up liquidity to support such commercial paper issuances. There was no commercial paper issued or outstanding during the nine months ended and as of October 3, 2026.

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
Foreign currency risk management: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations. Foreign currency exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency, including intercompany loans denominated in foreign currencies. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net exposures. Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets. Foreign currency forward contracts (“foreign currency forwards”) are used to hedge the net exposures. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. Snap-on’s foreign currency forwards are typically not designated as hedges. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 16, Other Income (Expense) – Net, for additional information.
Interest rate risk management: Snap-on may manage the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements (“interest rate swaps”) and treasury lock agreements (“treasury locks”).
Interest rate swaps: Snap-on may enter into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The change in the fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets. There were no outstanding interest rate swaps as of both October 3, 2026, and January 3, 2026.
Treasury locks: Snap-on may use treasury locks to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI for derivative instruments that are designated and qualify as cash flow hedges. Upon the issuance of debt, the related amount in Accumulated OCI is released over the term of the debt and recognized as an adjustment to interest expense on the Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of both October 3, 2026, and January 3, 2026.
Stock-based deferred compensation risk management: Snap-on manages market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap‑on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of both October 3, 2026, and January 3, 2026, Snap‑on had equity forwards in place intended to manage market risk with respect to 73,000 shares of Snap-on common stock associated with its deferred compensation plans.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	October 3, 2026		January 3, 2026
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,857.9	$2,111.2	$1,889.0	$2,166.0
Contract receivables – net	535.3	562.1	553.1	593.4
Long-term debt and notes payable and current maturities of long-term debt	1,205.1	900.5	1,202.6	967.8
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

Note 10: Pension Plans
Snap-on’s pension net periodic benefit cost included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Service cost	$4.9	$4.9	$14.9	$14.7
Interest cost	16.6	16.6	49.8	49.7
Expected return on plan assets	(23.7)	(22.9)	(71.2)	(68.7)
Amortization of unrecognized loss	4.5	5.5	13.7	16.7
Amortization of prior service cost	0.1	0.1	0.1	0.1
Net periodic benefit cost	$2.4	$4.2	$7.3	$12.5
The components of pension net periodic benefit cost, other than the service cost component, are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 16, Other Income (Expense) – Net, for additional information.
Snap-on intends to make contributions of $4.5 million to its foreign pension plans and $3.7 million to its domestic pension plans in 2026, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2026.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Postretirement Health Care Plans
Snap-on’s postretirement health care net periodic benefit cost (credit) included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Interest cost	$0.4	$0.4	$1.2	$1.3
Expected return on plan assets	(0.1)	(0.2)	(0.5)	(0.5)
Amortization of unrecognized gain	(0.3)	(0.3)	(0.8)	(0.9)
Net periodic benefit cost (credit)	$—	$(0.1)	$(0.1)	$(0.1)

The components of postretirement health care net periodic benefit cost (credit) are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 16, Other Income (Expense) – Net, for additional information.

Note 12: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance share units (“PSUs”), stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). As of October 3, 2026, the 2011 Plan had 1,405,176 shares available for future grants. The company uses treasury stock to deliver shares under the 2011 Plan.
Net stock-based compensation expense was $8.0 million and $24.2 million for the respective three and nine month periods ended October 3, 2026, and $8.7 million and $21.7 million for the respective three and nine month periods ended September 27, 2025. Cash received from stock purchase plans and stock option exercises totaled $14.0 million and $81.1 million during the three and nine month periods ended October 3, 2026, and $14.8 million and $60.0 million during the respective three and nine month periods ended September 27, 2025. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $4.1 million and $17.3 million for the respective three and nine month periods ended October 3, 2026, and $2.5 million and $13.0 million for the respective three and nine month periods ended September 27, 2025.

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
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the nine month periods ended October 3, 2026, and September 27, 2025, using the Black-Scholes valuation model:

	Nine Months Ended
	October 3, 2026	September 27, 2025
Expected term of stock option (in years)	4.57	4.57
Expected volatility factor	23.82%	23.86%
Expected dividend yield	2.58%	2.52%
Risk-free interest rate	3.63%	4.36%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of stock option activity as of and for the nine months ended October 3, 2026:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 3, 2026	1,528	$214.14
Granted	199	378.55
Exercised	(314)	200.68
Forfeited or expired	(21)	339.16
Outstanding at October 3, 2026	1,392	238.75	5.3	$183.1
Exercisable at October 3, 2026	1,014	198.29	4.1	173.0

*	Weighted-average
The weighted-average grant date fair value of stock options granted during the respective nine month periods ended October 3, 2026, and September 27, 2025, was $73.31 and $70.62. The intrinsic value of stock options exercised was $16.5 million and $58.4 million during the respective three and nine month periods ended October 3, 2026, and $14.7 million and $39.3 million during the respective three and nine month periods ended September 27, 2025. The fair value of stock options vested was $11.8 million and $10.4 million during the respective nine month periods ended October 3, 2026, and September 27, 2025.

As of October 3, 2026, there was $18.4 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.
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
The fair value of PSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of PSUs granted during the nine month periods ended October 3, 2026, and September 27, 2025, was $378.55 and $339.73, respectively. PSUs related to 38,082 shares and 62,171 shares were paid out during the nine month periods ended October 3, 2026, and September 27, 2025, respectively. Earned PSUs vest and are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
Changes to the company’s non-vested PSUs during the nine months ended October 3, 2026, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested PSUs at January 3, 2026	80	$305.17
Granted	43	378.55
Performance assumption change**	(20)	305.13
Cancellations and other	(1)	349.72
Non-vested PSUs at October 3, 2026	102	335.50

*	Weighted-average
**	Reflects the number of PSUs adjusted based on performance metrics.
As of October 3, 2026, there was $17.0 million of unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Restricted stock units: RSUs are earned and expensed using the fair value of the award over the contractual term of three years. Vesting of the RSUs is dependent upon continued employment over the three-year cliff vesting period.
The fair value of RSUs is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of RSUs granted during the nine month periods ended October 3, 2026, and September 27, 2025, was $378.55 and $339.73, respectively.
Changes to the company’s non-vested RSUs during the nine months ended October 3, 2026, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested RSUs at January 3, 2026	63	$282.28
Granted	19	378.55
Vested	(23)	249.34
Cancellations and other	(1)	350.61
Non-vested RSUs at October 3,2026	58	326.39

*	Weighted-average

As of October 3, 2026, there was $8.9 million of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.3 years.
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
The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the nine month periods ended October 3, 2026, and September 27, 2025, using the Black-Scholes valuation model:

	Nine Months Ended
	October 3, 2026	September 27, 2025
Expected term of stock-settled SARs (in years)	4.07	4.11
Expected volatility factor	23.94%	23.79%
Expected dividend yield	2.58%	2.52%
Risk-free interest rate	3.67%	4.39%

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of stock-settled SARs as of and for the nine months ended October 3, 2026:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 3, 2026	309	$233.57
Granted	52	378.55
Exercised	(34)	194.90
Forfeited or expired	(40)	223.61
Outstanding at October 3, 2026	287	265.53	6.4	$30.2
Exercisable at October 3, 2026	182	218.40	5.1	27.4

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the nine month periods ended October 3, 2026, and September 27, 2025, was $71.23 and $68.11, respectively. The intrinsic value of stock-settled SARs exercised was $1.4 million and $6.4 million during the respective three and nine month periods ended October 3, 2026, and $0.1 million and $2.3 million during the respective three and nine month periods ended September 27, 2025. The fair value of stock-settled SARs vested was $3.1 million and $2.8 million during the respective nine month periods ended October 3, 2026, and September 27, 2025.
As of October 3, 2026, there was $4.9 million of unrecognized compensation cost related to non-vested stock-settled SARs, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.
The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the nine month periods ended October 3, 2026, and September 27, 2025, using the Black-Scholes valuation model:

	Nine Months Ended
	October 3, 2026	September 27, 2025
Expected term of cash-settled SARs (in years)	3.59	3.54
Expected volatility factor	22.68%	24.88%
Expected dividend yield	2.65%	2.50%
Risk-free interest rate	4.96%	3.66%
The intrinsic value of cash-settled SARs exercised was zero and $0.5 million for the three and nine month periods ended October 3, 2026, and zero for both the three and nine month periods ended September 27, 2025. The fair value of cash-settled SARs vested was $0.1 million for both the nine month periods ended October 3, 2026, and September 27, 2025.
Changes to the company’s non-vested cash-settled SARs during the nine months ended October 3, 2026, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at January 3, 2026	2	$79.24
Granted	1	65.08
Vested	(1)	99.79
Non-vested cash-settled SARs at October 3, 2026	2	73.99

*	Weighted-average

As of October 3, 2026, there was $0.2 million of unrecognized compensation cost related to non-vested cash-settled SARs, which is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Restricted stock awards – non-employee directors: The company awarded 4,680 shares and 4,437 shares of restricted stock to non-employee directors for the respective nine month periods ended October 3, 2026, and September 27, 2025. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions on the restricted stock awards generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

Employee stock purchase plan: Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low prices of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records compensation expense when Snap-on’s period-end stock price is greater than the plan purchase price. There were 18,997 shares and 24,680 shares issued under this plan for the respective nine month periods ended October 3, 2026, and September 27, 2025. As of October 3, 2026, 486,122 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $2.0 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was zero and $0.4 million for the respective three and nine month periods ended October 3, 2026, and $0.1 million and $0.5 million for the respective three and nine month periods ended September 27, 2025.

Franchisee stock purchase plan: All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low prices of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. The company records mark-to-market expense when Snap-on’s period-end stock price is greater than the plan purchase price. There were 36,805 shares and 43,518 shares issued under this plan for the respective nine month periods ended October 3, 2026, and September 27, 2025. As of October 3, 2026, 55,726 shares were reserved for issuance under this plan and Snap-on held participant contributions of approximately $4.8 million. Participants are able to withdraw from the plan at any time prior to the ending date and generally receive back all contributions made during the plan year. The company recognized mark-to-market expense of zero and $0.7 million for the respective three and nine month periods ended October 3, 2026, and $0.3 million and $0.5 million for the respective three and nine month periods ended September 27, 2025.

Note 13: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Weighted-average common shares outstanding	51,644,437	52,074,491	51,754,809	52,215,268
Effect of dilutive securities	757,576	809,342	787,062	843,978
Weighted-average common shares outstanding, assuming dilution	52,402,013	52,883,833	52,541,871	53,059,246

The dilutive effect of the potential exercise of outstanding stock options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of October 3, 2026, there were no awards outstanding that were anti-dilutive. As of September 27, 2025, there were 253,390 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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
Snap-on’s product warranty accrual activity for the three and nine month periods ended October 3, 2026, and September 27, 2025, is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Warranty reserve:
Beginning of period	$14.2	$15.4	$14.5	$15.2
Additions	3.6	3.5	10.9	10.7
Usage	(3.8)	(3.8)	(11.4)	(10.8)
End of period	$14.0	$15.1	$14.0	$15.1

In the ordinary course of business, Snap-on is subject to legal disputes that are being litigated and/or settled. The accompanying Condensed Consolidated Statements of Earnings for each of the three and nine month periods ended September 27, 2025, include a benefit in “Operating expenses” of $22.0 million for the settlement of a legal matter (the “legal settlement”). Although it is not possible to predict the outcome of legal matters, management believes that the results of all legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 15: Leases

Lessee accounting: Supplemental balance sheet information related to leases as of October 3, 2026, and January 3, 2026, is as follows:

(Amounts in millions)	October 3, 2026	January 3, 2026
Finance leases:
Property and equipment – gross	$2.5	$2.4
Accumulated depreciation	(1.2)	(1.0)
Property and equipment – net	$1.3	$1.4

Other accrued liabilities	$0.5	$0.4
Other long-term liabilities	0.8	1.0
Total finance lease liabilities	$1.3	$1.4

Operating leases:
Operating lease right-of-use assets	$95.6	$83.7

Other accrued liabilities	$30.3	$27.5
Operating lease liabilities	71.7	61.8
Total operating lease liabilities	$102.0	$89.3

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
See Note 4, Receivables, for additional information on finance and contract receivables.

Note 16: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Interest income	$13.9	$15.0	$41.9	$43.0
Net foreign exchange loss	(1.0)	(1.6)	(2.5)	(2.6)
Pension and postretirement net periodic benefit credits – non-service	2.5	0.8	7.7	2.3
Other	—	0.1	0.2	0.3
Total other income (expense) – net	$15.4	$14.3	$47.3	$43.0

Note 17: Accumulated Other Comprehensive Income (Loss)

Below is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended October 3, 2026:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of July 4, 2026	$(171.8)	$1.5	$(212.3)	$(382.6)
Other comprehensive loss before reclassifications	(0.5)	—	—	(0.5)
Amounts reclassified from Accumulated OCI	—	(0.4)	3.3	2.9
Net other comprehensive income (loss)	(0.5)	(0.4)	3.3	2.4
Balance as of October 3, 2026	$(172.3)	$1.1	$(209.0)	$(380.2)

Below is a summary of net changes in Accumulated OCI by component and net of tax for the nine months ended October 3, 2026:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of January 3, 2026	$(138.3)	$2.3	$(218.8)	$(354.8)
Other comprehensive loss before reclassifications	(34.0)	—	—	(34.0)
Amounts reclassified from Accumulated OCI	—	(1.2)	9.8	8.6
Net other comprehensive income (loss)	(34.0)	(1.2)	9.8	(25.4)
Balance as of October 3, 2026	$(172.3)	$1.1	$(209.0)	$(380.2)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended September 27, 2025:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of June 28, 2025	$(155.2)	$3.2	$(250.5)	$(402.5)
Other comprehensive income before reclassifications	5.2	—	—	5.2
Amounts reclassified from Accumulated OCI	—	(0.4)	4.0	3.6
Net other comprehensive income (loss)	5.2	(0.4)	4.0	8.8
Balance as of September 27, 2025	$(150.0)	$2.8	$(246.5)	$(393.7)
Below is a summary of net changes in Accumulated OCI by component and net of tax for the nine months ended September 27, 2025:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 28, 2024	$(320.6)	$4.0	$(258.4)	$(575.0)
Other comprehensive income before reclassifications	170.6	—	—	170.6
Amounts reclassified from Accumulated OCI	—	(1.2)	11.9	10.7
Net other comprehensive income (loss)	170.6	(1.2)	11.9	181.3
Balance as of September 27, 2025	$(150.0)	$2.8	$(246.5)	$(393.7)

The reclassifications out of Accumulated OCI for the three and nine month periods ended October 3, 2026, and September 27, 2025, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025	Statement of Earnings Presentation
Gains on cash flow hedges:
Treasury locks	$0.4	$0.4	$1.2	$1.2	Interest expense
Income tax expense	—	—	—	—	Income tax expense
Net of tax	0.4	0.4	1.2	1.2

Amortization of net unrecognized losses and prior service costs*	$(4.3)	$(5.3)	$(13.0)	$(15.9)	Other income (expense) - net
Income tax benefit	1.0	1.3	3.2	4.0	Income tax expense
Net of tax	(3.3)	(4.0)	(9.8)	(11.9)
Total reclassifications for the period, net of tax	$(2.9)	$(3.6)	$(8.6)	$(10.7)

*	See Note 10, Pension Plans, and Note 11, Post Retirement Health Care Plans, for additional information.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment:

	Three Months Ended October 3, 2026
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial	Total
(Amounts in millions)	Group	Group	Group	Services	Segments
External net sales	$324.4	$471.5	$387.8	$—	$1,183.7
Intersegment net sales	79.9	—	66.9	—	146.8
Segment net sales	404.3	471.5	454.7	—	1,330.5
Segment cost of goods sold	(236.6)	(254.4)	(235.9)	—	(726.9)
Segment gross profit	167.7	217.1	218.8	—	603.6
Financial services revenue	—	—	—	98.6	98.6
Segment operating and financial services expenses
Personnel	(59.8)	(49.2)	(67.7)	(9.6)
Shipping and handling costs	(7.9)	(18.8)	—	—
Depreciation and amortization	(1.7)	(2.3)	(4.5)	(0.2)
Provisions for credit losses	—	—	—	(16.1)
Other segment expenses*	(23.6)	(62.0)	(30.5)	(4.4)
Total segment operating and financial services expenses	(93.0)	(132.3)	(102.7)	(30.3)	(358.3)
Segment operating earnings	$74.7	$84.8	$116.1	$68.3	$343.9

Reconciliation of segment net sales to total net sales and total revenues:
Segment net sales					$1,330.5
Intersegment eliminations					(146.8)
Total net sales					1,183.7
Financial services revenue					98.6
Total revenues					$1,282.3

Reconciliation of segment cost of goods sold to cost of goods sold:
Segment cost of goods sold					$(726.9)
Intersegment eliminations					146.8
Cost of goods sold					$(580.1)

Reconciliation of segment operating earnings to operating earnings and earnings before income taxes:
Segment operating earnings					$343.9
Corporate operating expenses					(27.5)
Operating earnings					316.4
Interest expense					(12.5)
Other income (expense) – net					15.4
Earnings before income taxes					$319.3

*	Other segment expenses primarily include:
Commercial & Industrial Group - shared service allocations; technology, travel and marketing expenses, and a $5.1 million gain on the sale of a building.
Snap-on Tools Group - franchisee support costs, shared service allocations and technology expenses.
Repair Systems & Information Group - technology, travel, professional-fee and marketing expenses; shared service allocations.
Financial Services - customer support and technology expenses.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment (continued):

	Nine Months Ended October 3, 2026
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial	Total
(Amounts in millions)	Group	Group	Group	Services	Segments
External net sales	$958.7	$1,466.3	$1,201.0	$—	$3,626.0
Intersegment net sales	222.4	—	219.3	—	441.7
Segment net sales	1,181.1	1,466.3	1,420.3	—	4,067.7
Segment cost of goods sold	(691.0)	(773.4)	(756.2)	—	(2,220.6)
Segment gross profit	490.1	692.9	664.1	—	1,847.1
Financial services revenue	—	—	—	299.4	299.4
Segment operating and financial services expenses
Personnel	(180.9)	(151.8)	(205.3)	(28.1)
Shipping and handling costs	(24.0)	(60.6)	—	—
Depreciation and amortization	(5.2)	(6.1)	(13.7)	(0.7)
Provisions for credit losses	—	—	—	(52.9)
Other segment expenses*	(83.9)	(169.5)	(94.4)	(13.9)
Total segment operating and financial services expenses	(294.0)	(388.0)	(313.4)	(95.6)	(1,091.0)
Segment operating earnings	$196.1	$304.9	$350.7	$203.8	$1,055.5

Reconciliation of segment net sales to total net sales and total revenues:
Segment net sales					$4,067.7
Intersegment eliminations					(441.7)
Total net sales					3,626.0
Financial services revenue					299.4
Total revenues					$3,925.4

Reconciliation of segment cost of goods sold to cost of goods sold:
Segment cost of goods sold					$(2,220.6)
Intersegment eliminations					441.7
Cost of goods sold					$(1,778.9)

Reconciliation of segment operating earnings to operating earnings and earnings before income taxes:
Segment operating earnings					$1,055.5
Corporate operating expenses					(83.9)
Operating earnings					971.6
Interest expense					(37.2)
Other income (expense) – net					47.3
Earnings before income taxes					$981.7

*	Other segment expenses primarily include:
Commercial & Industrial Group - shared service allocations; technology, travel and marketing expenses, and a $5.1 million gain on the sale of a building.
Snap-on Tools Group - franchisee support costs, shared service allocations and technology expenses.
Repair Systems & Information Group - technology, travel, professional-fee and marketing expenses; shared service allocations.
Financial Services - customer support and technology expenses.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment (continued):

	Three Months Ended September 27, 2025
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial	Total
(Amounts in millions)	Group	Group	Group	Services	Segments
External net sales	$297.8	$506.0	$387.0	$—	$1,190.8
Intersegment net sales	69.9	—	77.8	—	147.7
Segment net sales	367.7	506.0	464.8	—	1,338.5
Segment cost of goods sold	(217.2)	(269.2)	(246.2)	—	(732.6)
Segment gross profit	150.5	236.8	218.6	—	605.9
Financial services revenue	—	—	—	101.1	101.1
Segment operating and financial services expenses
Personnel	(54.7)	(48.4)	(65.7)	(9.1)
Shipping and handling costs	(7.5)	(19.4)	—	—
Depreciation and amortization	(1.5)	(1.9)	(4.9)	(0.2)
Provisions for credit losses	—	—	—	(18.4)
Other segment expenses*	(29.3)	(57.2)	(6.8)	(4.5)
Total segment operating and financial services expenses	(93.0)	(126.9)	(77.4)	(32.2)	(329.5)
Segment operating earnings	$57.5	$109.9	$141.2	$68.9	$377.5

Reconciliation of segment net sales to total net sales and total revenues:
Segment net sales					$1,338.5
Intersegment eliminations					(147.7)
Total net sales					1,190.8
Financial services revenue					101.1
Total revenues					$1,291.9

Reconciliation of segment cost of goods sold to cost of goods sold:
Segment cost of goods sold					$(732.6)
Intersegment eliminations					147.7
Cost of goods sold					$(584.9)

Reconciliation of segment operating earnings to operating earnings and earnings before income taxes:
Segment operating earnings					$377.5
Corporate operating expenses					(30.1)
Operating earnings					347.4
Interest expense					(12.4)
Other income (expense) – net					14.3
Earnings before income taxes					$349.3

*	Other segment expenses primarily include:
Commercial & Industrial Group - shared service allocations; technology, travel and marketing expenses.
Snap-on Tools Group - franchisee support costs, shared service allocations and technology expenses.
Repair Systems & Information Group - technology, travel, professional-fee and marketing expenses; shared service allocations and a $22.0 million benefit for the legal settlement.
Financial Services - customer support and technology expenses.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment (continued):

	Nine Months Ended September 27, 2025
	Commercial	Snap-on	Repair Systems
	& Industrial	Tools	& Information	Financial	Total
(Amounts in millions)	Group	Group	Group	Services	Segments
External net sales	$863.7	$1,459.9	$1,187.7	$—	$3,511.3
Intersegment net sales	195.7	—	221.6	—	417.3
Segment net sales	1,059.4	1,459.9	1,409.3	—	3,928.6
Segment cost of goods sold	(623.2)	(771.4)	(754.1)	—	(2,148.7)
Segment gross profit	436.2	688.5	655.2	—	1,779.9
Financial services revenue	—	—	—	304.9	304.9
Segment operating and financial services expenses
Personnel	(166.4)	(143.6)	(195.7)	(27.0)
Shipping and handling costs	(22.6)	(57.8)	—	—
Depreciation and amortization	(4.9)	(5.6)	(13.9)	(0.6)
Provisions for credit losses	—	—	—	(56.5)
Other segment expenses*	(84.7)	(162.5)	(62.5)	(13.4)
Total segment operating and financial services expenses	(278.6)	(369.5)	(272.1)	(97.5)	(1,017.7)
Segment operating earnings	$157.6	$319.0	$383.1	$207.4	$1,067.1

Reconciliation of segment net sales to total net sales and total revenues:
Segment net sales					$3,928.6
Intersegment eliminations					(417.3)
Total net sales					3,511.3
Financial services revenue					304.9
Total revenues					$3,816.2

Reconciliation of segment cost of goods sold to cost of goods sold:
Segment cost of goods sold					$(2,148.7)
Intersegment eliminations					417.3
Cost of goods sold					$(1,731.4)

Reconciliation of segment operating earnings to operating earnings and earnings before income taxes:
Segment operating earnings					$1,067.1
Corporate operating expenses					(79.0)
Operating earnings					988.1
Interest expense					(37.1)
Other income (expense) – net					43.0
Earnings before income taxes					$994.0

*	Other segment expenses primarily include:
Commercial & Industrial Group - shared service allocations; technology, travel and marketing expenses.	Commercial & Industrial Group - shared service allocations; technology, travel and marketing expenses.
Snap-on Tools Group - franchisee support costs, shared service allocations and technology expenses.
Repair Systems & Information Group - technology, travel, professional-fee and marketing expenses; shared service allocations and a $22.0 million benefit for the legal settlement.
Financial Services - customer support and technology expenses.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Data by Segment (continued):

(Amounts in millions)	October 3, 2026	January 3, 2026
Assets:
Commercial & Industrial Group	$1,399.5	$1,318.1
Snap-on Tools Group	1,062.8	972.1
Repair Systems & Information Group	1,854.2	1,784.3
Financial Services	2,434.5	2,477.2
Total assets from reportable segments	6,751.0	6,551.7
Corporate	1,996.0	1,946.3
Elimination of intersegment receivables	(86.0)	(85.7)
Total assets	$8,661.0	$8,412.3

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
Recent Acquisitions
On June 8, 2026, Snap-on acquired Diesel Laptops, LLC (“Diesel Laptops”) for a preliminary cash purchase price of $99.7 million (or $99.1 million, net of cash acquired). Diesel Laptops, based in Irmo, South Carolina, specializes in diagnostics, repair information, and digital solutions for commercial trucks and off-highway vehicles serving heavy-duty repair shops, fleets, and other equipment customers such as those in mining, agriculture, and infrastructure. The acquisition expands Snap‑on’s capabilities in these growing markets and further strengthens the company’s library of proprietary experienced-based data, as well as its product offerings to support the diagnosis and repair of increasingly complex vehicles and equipment. The operating results and assets of Diesel Laptops have been included in the Repair Systems & Information Group segment since the acquisition date.

On April 30, 2026, Snap-on acquired Hi-Force Group Holdings Ltd. (“Hi-Force”) for a cash purchase price of $57.2 million (or $54.2 million, net of cash acquired). Hi-Force, based in Daventry, United Kingdom, designs and manufactures high-pressure hydraulic tools, heavy lifting systems, as well as torque and tensioning equipment. The acquisition of Hi-Force complements and expands Snap-on’s offerings in the growing torque arena across a variety of industries including oil & gas, power generation, railways, mining, and heavy engineering. The operating results and assets of Hi-Force have been included in the Commercial & Industrial Group segment since the acquisition date.

Pro forma financial information has not been presented for these acquisitions as the net effects were not significant to Snap-on’s results of operations or financial position.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
RESULTS OF OPERATIONS
Results of operations for the three months ended October 3, 2026, and September 27, 2025, are as follows:

	Three Months Ended
(Amounts in millions)	October 3, 2026		September 27, 2025		Change
Net sales	$1,183.7	100.0%	$1,190.8	100.0%	$(7.1)	(0.6)%
Cost of goods sold	(580.1)	(49.0)%	(584.9)	(49.1)%	4.8	0.8%
Gross profit	603.6	51.0%	605.9	50.9%	(2.3)	(0.4)%
Operating expenses	(355.5)	(30.0)%	(327.4)	(27.5)%	(28.1)	(8.6)%
Operating earnings before financial services	248.1	21.0%	278.5	23.4%	(30.4)	(10.9)%

Financial services revenue	98.6	100.0%	101.1	100.0%	(2.5)	(2.5)%
Financial services expenses	(30.3)	(30.7)%	(32.2)	(31.8)%	1.9	5.9%
Operating earnings from financial services	68.3	69.3%	68.9	68.2%	(0.6)	(0.9)%

Operating earnings	316.4	24.7%	347.4	26.9%	(31.0)	(8.9)%
Interest expense	(12.5)	(1.0)%	(12.4)	(1.0)%	(0.1)	(0.8)%
Other income (expense) – net	15.4	1.2%	14.3	1.1%	1.1	7.7%
Earnings before income taxes	319.3	24.9%	349.3	27.0%	(30.0)	(8.6)%
Income tax expense	(69.7)	(5.4)%	(77.5)	(6.0)%	7.8	10.1%
Net earnings	249.6	19.5%	271.8	21.0%	(22.2)	(8.2)%
Net earnings attributable to noncontrolling interests	(6.6)	(0.5)%	(6.4)	(0.5)%	(0.2)	(3.1)%
Net earnings attributable to Snap-on Incorporated	$243.0	19.0%	$265.4	20.5%	$(22.4)	(8.4)%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $1,183.7 million in the third quarter of 2026 represented a decrease of $7.1 million, or 0.6%, from 2025 levels, reflecting a $33.1 million, or 2.8%, organic decline, partially offset by $25.6 million of acquisition-related sales and $0.4 million of favorable foreign currency translation.
Gross profit of $603.6 million in the third quarter of 2026 compared to $605.9 million last year. Gross margin (gross profit as a percentage of net sales) in the quarter of 51.0% improved 10 basis points (100 basis points (“bps”) equals 1.0 percent) from the third quarter of 2025 primarily reflecting benefits from the company’s “Rapid Continuous Improvement” or “RCI” initiatives, partially offset by higher material costs.
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
Operating expenses of $355.5 million in the third quarter of 2026 compared to $327.4 million in 2025, which included a $22.0 million benefit from the settlement of a legal matter (the “legal settlement”). Operating expenses as a percentage of net sales rose 250 bps from last year primarily due to a 190 bps non-recurring benefit from the legal settlement in 2025, as well as from increased brand building and other costs.
Operating earnings before financial services of $248.1 million in the third quarter of 2026 compared to $278.5 million in 2025, which included a $22.0 million benefit from the legal settlement. As a percentage of net sales, operating earnings before financial services were 21.0% compared to 23.4% last year, which included a 190 bps benefit from the legal settlement.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Financial services revenue of $98.6 million in the third quarter of 2026 compared to $101.1 million last year. Financial services operating earnings of $68.3 million compared to $68.9 million in 2025.
Operating earnings of $316.4 million in the third quarter of 2026 compared to $347.4 million in 2025, which included a $22.0 million benefit from the legal settlement. As a percentage of revenues (net sales plus financial services revenue), operating earnings in the quarter were 24.7% compared to 26.9% last year, which included a 170 bps benefit from the legal settlement.
Interest expense in the third quarter of 2026 of $12.5 million increased $0.1 million from last year. See Note 8, Short-term and Long-term Debt, to the Condensed Consolidated Financial Statements for additional information on debt and credit facilities.
Other income (expense) – net primarily includes interest income, non-service components of net periodic benefit costs, and net gains and losses associated with hedging and currency exchange rate transactions. See Note 16, Other Income (Expense) – Net, to the Condensed Consolidated Financial Statements for additional information.
The effective income tax rate on earnings attributable to Snap-on in the third quarter was 22.3% in 2026 and 22.6% in 2025. See Note 7, Income Taxes, to the Condensed Consolidated Financial Statements for additional information.
Net earnings attributable to Snap-on of $243.0 million, or $4.64 per diluted share, in the third quarter of 2026 compared to $265.4 million, or $5.02 per diluted share, in the third quarter of 2025, which included a $16.2 million, or $0.31 per diluted share, after-tax benefit from the legal settlement.
Results of operations for the nine months ended October 3, 2026, and September 27, 2025 are as follows:

	Nine Months Ended
(Amounts in millions)	October 3, 2026		September 27, 2025		Change
Net sales	$3,626.0	100.0%	$3,511.3	100.0%	$114.7	3.3%
Cost of goods sold	(1,778.9)	(49.1)%	(1,731.4)	(49.3)%	(47.5)	(2.7)%
Gross profit	1,847.1	50.9%	1,779.9	50.7%	67.2	3.8%
Operating expenses	(1,079.3)	(29.7)%	(999.2)	(28.5)%	(80.1)	(8.0)%
Operating earnings before financial services	767.8	21.2%	780.7	22.2%	(12.9)	(1.7)%

Financial services revenue	299.4	100.0%	304.9	100.0%	(5.5)	(1.8)%
Financial services expenses	(95.6)	(31.9)%	(97.5)	(32.0)%	1.9	1.9%
Operating earnings from financial services	203.8	68.1%	207.4	68.0%	(3.6)	(1.7)%

Operating earnings	971.6	24.8%	988.1	25.9%	(16.5)	(1.7)%
Interest expense	(37.2)	(1.0)%	(37.1)	(1.0)%	(0.1)	(0.3)%
Other income (expense) – net	47.3	1.2%	43.0	1.1%	4.3	10.0%
Earnings before income taxes	981.7	25.0%	994.0	26.0%	(12.3)	(1.2)%
Income tax expense	(212.4)	(5.4)%	(218.7)	(5.7)%	6.3	2.9%
Net earnings	769.3	19.6%	775.3	20.3%	(6.0)	(0.8)%
Net earnings attributable to noncontrolling interests	(18.7)	(0.5)%	(19.1)	(0.5)%	0.4	2.1%
Net earnings attributable to Snap-on Incorporated	$750.6	19.1%	$756.2	19.8%	$(5.6)	(0.7)%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.
Net sales of $3,626.0 million in the first nine months of 2026 represented an increase of $114.7, or 3.3%, from 2025 levels, reflecting a $41.6 million, or 1.2%, organic gain, $37.1 million of acquisition-related sales, and $36.0 million of favorable foreign currency translation.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Gross profit of $1,847.1 million in the first nine months 2026 compared to $1,779.9 million last year. Gross margin in the first nine months of 50.9% improved 20 basis points from 2025 primarily reflecting favorable business mix and savings from the company’s RCI initiatives, partially offset by higher material and other costs.
Operating expenses of $1,079.3 million in the first nine months of 2026 compared to $999.2 million in 2025, which included a $22.0 million benefit from the legal settlement. Operating expenses as a percentage of net sales rose 120 bps from last year primarily due to a 60 bps benefit from the legal settlement in 2025, as well as from increased costs for brand building, personnel, and technology investments.
Operating earnings before financial services of $767.8 million in the first nine months of 2026 compared to $780.7 million in 2025, which included a $22.0 million benefit from the legal settlement. As a percentage of net sales, operating earnings before financial services were 21.2% compared to 22.2% last year, which included a 60 bps benefit from the legal settlement.
Financial services revenue of $299.4 million in the first nine months of 2026 compared to $304.9 million last year. Financial services operating earnings of $203.8 million compared to $207.4 million in 2025.
Operating earnings of $971.6 million in the first nine months of 2026 compared to $988.1 million in 2025, which included a $22.0 million benefit from the legal settlement. As a percentage of revenues, operating earnings in the first nine months were 24.8% compared to 25.9% last year, which included a 60 bps benefit from the legal settlement.
Interest expense in the first nine months of 2026 of $37.2 million increased $0.1 million from last year. See Note 8, Short-term and Long-term Debt, to the Condensed Consolidated Financial Statements for additional information on debt and credit facilities.
Other income (expense) – net primarily includes interest income, non-service components of net periodic benefit costs, and net gains and losses associated with hedging and currency exchange rate transactions. See Note 16, Other Income (Expense) – Net, to the Condensed Consolidated Financial Statements for additional information.
The effective income tax rate on earnings attributable to Snap-on in the first nine months was 22.1% in 2026 and 22.4% in 2025. See Note 7, Income Taxes, to the Condensed Consolidated Financial Statements for additional information.
Net earnings attributable to Snap-on of $750.6 million, or $14.30 per diluted share, in the first nine months of 2026 compared to $756.2 million, or $14.24 per diluted share, in the first nine months of 2025, which included a $16.2 million, or $0.31 per diluted share, after-tax benefit from the legal settlement.

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	October 3, 2026		September 27, 2025		Change
External net sales	$324.4	80.2%	$297.8	81.0%	$26.6	8.9%
Intersegment net sales	79.9	19.8%	69.9	19.0%	10.0	14.3%
Segment net sales	404.3	100.0%	367.7	100.0%	36.6	10.0%
Segment cost of goods sold	(236.6)	(58.5)%	(217.2)	(59.1)%	(19.4)	(8.9)%
Segment gross profit	167.7	41.5%	150.5	40.9%	17.2	11.4%
Segment operating expenses	(93.0)	(23.0)%	(93.0)	(25.3)%	—	—%
Segment operating earnings	$74.7	18.5%	$57.5	15.6%	$17.2	29.9%
Segment net sales of $404.3 million in the third quarter of 2026 represented an increase of $36.6 million, or 10.0%, from 2025 levels, reflecting a $27.0 million, or 7.4%, organic gain and $10.0 million of acquisition-related sales, partially offset by $0.4 million of unfavorable foreign currency translation. The organic improvement primarily reflects a mid single-digit rise in activity with customers in critical industries, double-digit gains in the specialty torque business, and a high single-digit increase in the segment’s Asia Pacific operation.
Segment gross margin in the third quarter improved 60 bps from last year primarily due to increased sales and savings from the segment’s RCI initiatives.
Segment operating expenses as a percentage of net sales in the third quarter improved 230 bps as compared to 2025 primarily reflecting the higher sales volumes and a 130 bps benefit associated with the sale of a building, partially offset by a 40 bps impact from acquisitions.
As a result of these factors, segment operating earnings of $74.7 million in the third quarter of 2026 compared to $57.5 million in 2025. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 18.5% in the third quarter of 2026 compared to 15.6% last year.

	Nine Months Ended
(Amounts in millions)	October 3, 2026		September 27, 2025		Change
External net sales	$958.7	81.2%	$863.7	81.5%	$95.0	11.0%
Intersegment net sales	222.4	18.8%	195.7	18.5%	26.7	13.6%
Segment net sales	1,181.1	100.0%	1,059.4	100.0%	121.7	11.5%
Cost of goods sold	(691.0)	(58.5)%	(623.2)	(58.8)%	(67.8)	(10.9)%
Gross profit	490.1	41.5%	436.2	41.2%	53.9	12.4%
Operating expenses	(294.0)	(24.9)%	(278.6)	(26.3)%	(15.4)	(5.5)%
Segment operating earnings	$196.1	16.6%	$157.6	14.9%	$38.5	24.4%

Segment net sales of $1,181.1 million in the first nine months of 2026 represented an increase of $121.7 million, or 11.5%, from 2025 levels, reflecting a $90.9 million, or 8.5%, organic gain, $16.8 million of acquisition-related sales, and $14.0 million of favorable foreign currency translation. The organic rise reflects a mid single-digit increase with customers in critical industries, double-digit gains in the segment’s Asia Pacific and specialty torque operations, a mid single-digit improvement in the European-based hand tools business, and a high single-digit rise in power tools.
Segment gross margin in the first nine months improved 30 bps from last year primarily due to increased sales and savings from the segment’s RCI initiatives, partially offset by higher material and other costs.
Segment operating expenses as a percentage of net sales in the first nine months improved 140 bps as compared to 2025 primarily reflecting the higher sales volumes and a 40 bps benefit associated with the sale of a building.
As a result of these factors, segment operating earnings of $196.1 million in the first nine months of 2026 compared to $157.6 million in 2025. Operating margin for the Commercial & Industrial Group of 16.6% in the first nine months of 2026 compared to 14.9% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	October 3, 2026		September 27, 2025		Change
Segment net sales	$471.5	100.0%	$506.0	100.0%	$(34.5)	(6.8)%
Segment cost of goods sold	(254.4)	(54.0)%	(269.2)	(53.2)%	14.8	5.5%
Segment gross profit	217.1	46.0%	236.8	46.8%	(19.7)	(8.3)%
Segment operating expenses	(132.3)	(28.0)%	(126.9)	(25.1)%	(5.4)	(4.3)%
Segment operating earnings	$84.8	18.0%	$109.9	21.7%	$(25.1)	(22.8)%
Segment net sales of $471.5 million in the third quarter of 2026 represented a decrease of $34.5 million, or 6.8%, from 2025 levels, reflecting a $35.7 million, or 7.0%, organic sales decline, partially offset by $1.2 million of favorable foreign currency translation. The organic decrease was due to a high single-digit decline in the U.S. and a low single-digit reduction in the segment’s international operations.
Segment gross margin in the third quarter decreased 80 bps from last year primarily reflecting the lower sales volumes. Higher material costs were offset by 60 bps of favorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the third quarter rose 290 bps as compared to 2025 primarily due to the lower sales, as well as increased brand building and other costs.
As a result of these factors, segment operating earnings of $84.8 million in the third quarter of 2026 compared to $109.9 million in 2025. Operating margin for the Snap-on Tools Group of 18.0% in the third quarter of 2026 compared to 21.7% last year.

	Nine Months Ended
(Amounts in millions)	October 3, 2026		September 27, 2025		Change
Segment net sales	$1,466.3	100.0%	$1,459.9	100.0%	$6.4	0.4%
Cost of goods sold	(773.4)	(52.7)%	(771.4)	(52.8)%	(2.0)	(0.3)%
Gross profit	692.9	47.3%	688.5	47.2%	4.4	0.6%
Operating expenses	(388.0)	(26.5)%	(369.5)	(25.3)%	(18.5)	(5.0)%
Segment operating earnings	$304.9	20.8%	$319.0	21.9%	$(14.1)	(4.4)%

Segment net sales of $1,466.3 million in the first nine months of 2026 represented an increase of $6.4 million, or 0.4%, from 2025 levels, reflecting $11.3 million of favorable foreign currency translation, which was partially offset by a $4.9 million organic sales decline. The organic decrease was due to slightly lower sales in the U.S., partially offset by a low single-digit gain in the segment’s international operations.
Segment gross margin in the first nine months improved 10 bps from last year primarily due to 20 bps of favorable foreign currency effects.
Segment operating expenses as a percentage of net sales in the first nine months increased 120 bps as compared to 2025 primarily reflecting increased brand building, personnel, and other costs.
As a result of these factors, segment operating earnings of $304.9 million in the first nine months of 2026 compared to $319.0 million in 2025. Operating margin for the Snap-on Tools Group of 20.8% in the first nine months of 2026 compared to 21.9% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	October 3, 2026		September 27, 2025		Change
External net sales	$387.8	85.3%	$387.0	83.3%	$0.8	0.2%
Intersegment net sales	66.9	14.7%	77.8	16.7%	(10.9)	(14.0)%
Segment net sales	454.7	100.0%	464.8	100.0%	(10.1)	(2.2)%
Segment cost of goods sold	(235.9)	(51.9)%	(246.2)	(53.0)%	10.3	4.2%
Segment gross profit	218.8	48.1%	218.6	47.0%	0.2	0.1%
Segment operating expenses	(102.7)	(22.6)%	(77.4)	(16.6)%	(25.3)	(32.7)%
Segment operating earnings	$116.1	25.5%	$141.2	30.4%	$(25.1)	(17.8)%
Segment net sales of $454.7 million in the third quarter of 2026 represented a decrease of $10.1 million, or 2.2%, from 2025 levels, reflecting a $25.7 million, or 5.5%, organic decline, which was partially offset by $15.6 million of acquisition-related sales. The organic decrease is primarily due to a double-digit decline in activity with OEM dealerships and a low single-digit reduction in sales of diagnostic and repair information products to independent repair shop owners and managers.
Segment gross margin in the third quarter improved 110 bps from 2025 primarily reflecting favorable business mix.
Segment operating expenses as a percentage of net sales in the third quarter increased 600 bps from last year primarily due to a $22.0 million, or 480 bps, non-recurring benefit from the legal settlement in 2025, as well as from the lower sales volumes.
As a result of these factors, segment operating earnings of $116.1 million in the third quarter of 2026 compared to $141.2 million in 2025, which included a $22.0 million benefit from the legal settlement. Operating margin for the Repair Systems & Information Group of 25.5% in the third quarter of 2026 compared to 30.4% last year, which included a 480 bps benefit from the legal settlement.

	Nine Months Ended
(Amounts in millions)	October 3, 2026		September 27, 2025		Change
External net sales	$1,201.0	84.6%	$1,187.7	84.3%	$13.3	1.1%
Intersegment net sales	219.3	15.4%	221.6	15.7%	(2.3)	(1.0)%
Segment net sales	1,420.3	100.0%	1,409.3	100.0%	11.0	0.8%
Cost of goods sold	(756.2)	(53.2)%	(754.1)	(53.5)%	(2.1)	(0.3)%
Gross profit	664.1	46.8%	655.2	46.5%	8.9	1.4%
Operating expenses	(313.4)	(22.1)%	(272.1)	(19.3)%	(41.3)	(15.2)%
Segment operating earnings	$350.7	24.7%	$383.1	27.2%	$(32.4)	(8.5)%

Segment net sales of $1,420.3 million in the first nine months of 2026 represented an increase of $11.0 million, or 0.8%, from 2025 levels, reflecting $20.3 million of acquisition-related sales and $12.9 million of favorable foreign currency translation, partially offset by a $22.2 million, or 1.6%, organic decline. The organic decrease is primarily due to a mid single-digit reduction in activity with OEM dealerships, partially offset by low single-digit gains in undercar equipment.
Segment gross margin in the first nine months improved 30 bps from 2025 primarily reflecting favorable business mix and savings from the segment’s RCI initiatives, partially offset by higher material costs.
Segment operating expenses as a percentage of net sales in the first nine months rose 280 bps from last year primarily due to a $22.0 million, or 160 bps, benefit from the legal settlement in 2025, higher personnel and other costs, as well as expanded technology investments.
As a result of these factors, segment operating earnings of $350.7 million in the first nine months of 2026 compared to $383.1 million in 2025, which included a $22.0 million benefit from the legal settlement. Operating margin for the Repair Systems & Information Group of 24.7% in the first nine months of 2026 compared to 27.2% last year, which included a 160 bps benefit from the legal settlement.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Financial Services

	Three Months Ended
(Amounts in millions)	October 3, 2026		September 27, 2025		Change
Financial services revenue	$98.6	100.0%	$101.1	100.0%	$(2.5)	(2.5)%
Financial services expenses	(30.3)	(30.7)%	(32.2)	(31.8)%	1.9	5.9%
Segment operating earnings	$68.3	69.3%	$68.9	68.2%	$(0.6)	(0.9)%
Financial services revenue is generally dependent on the size of the average financial services portfolio during the period, as well as on the average yield on receivables. Financial services revenue of $98.6 million in the third quarter of 2026 represented a decrease of $2.5 million, or 2.5%, from last year, primarily due to the lower year-over-year average portfolio. In the third quarters of both 2026 and 2025, the average yield on finance receivables was 17.7% and the average yield on contract receivables was 9.1%. Originations of $270.6 million in the third quarter of 2026 represented a decrease of $3.5 million, or 1.3%, from 2025 levels.
Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses in the third quarter of 2026 decreased $1.9 million from last year primarily due to a $2.3 million reduction in provisions for credit losses. As a percentage of the average financial services portfolio, expenses were 1.2% and 1.3% in the respective third quarters of 2026 and 2025.
As a result of these factors, segment operating earnings of $68.3 million in the third quarter of 2026 compared to $68.9 million in 2025.

	Nine Months Ended
(Amounts in millions)	October 3, 2026		September 27, 2025		Change
Financial services revenue	$299.4	100.0%	$304.9	100.0%	$(5.5)	(1.8)%
Financial services expenses	(95.6)	(31.9)%	(97.5)	(32.0)%	1.9	1.9%
Segment operating earnings	$203.8	68.1%	$207.4	68.0%	$(3.6)	(1.7)%
Financial services revenue of $299.4 million in the first nine months of 2026 represented a decrease of $5.5 million, or 1.8%, from last year, primarily reflecting the lower year-over-year average portfolio. In the first nine months of both 2026 and 2025, the average yield on finance receivables was 17.6% and the average yield on contract receivables was 9.1%. Originations of $816.2 million in the first nine months of 2026 represented a decrease of $19.6 million, or 2.3%, from 2025 levels.
Financial services expenses in the first nine months of 2026 decreased $1.9 million from last year primarily reflecting a $3.6 million reduction in provisions for credit losses, partially offset by higher operating costs. As a percentage of the average financial services portfolio, expenses were 3.8% and 3.9% in the respective first nine months of 2026 and 2025.
As a result of these factors, segment operating earnings of $203.8 million in the first nine months of 2026 compared to $207.4 million in 2025.
Corporate
Snap-on’s third quarter 2026 general corporate expenses of $27.5 million compared to $30.1 million last year. The year-over-year decrease in general corporate expenses primarily reflects lower performance-based compensation costs. For the first nine months of 2026, general corporate expenses of $83.9 million compared to $79.0 million in 2025. The year-over-year increase in general corporate expenses primarily reflects higher stock-based compensation and other costs.

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
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended October 3, 2026, and September 27, 2025, is as follows:

	Operations*		Financial Services
(Amounts in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales	$1,183.7	$1,190.8	$—	$—
Cost of goods sold	(580.1)	(584.9)	—	—
Gross profit	603.6	605.9	—	—
Operating expenses	(355.5)	(327.4)	—	—
Operating earnings before financial services	248.1	278.5	—	—

Financial services revenue	—	—	98.6	101.1
Financial services expenses	—	—	(30.3)	(32.2)
Operating earnings from financial services	—	—	68.3	68.9

Operating earnings	248.1	278.5	68.3	68.9
Interest expense	(12.5)	(12.4)	—	—
Intersegment interest income (expense) – net	16.8	16.7	(16.8)	(16.7)
Other income (expense) – net	15.3	14.2	0.1	0.1
Earnings before income taxes and equity earnings	267.7	297.0	51.6	52.3
Income tax expense	(56.8)	(64.5)	(12.9)	(13.0)
Earnings before equity earnings	210.9	232.5	38.7	39.3
Financial services – net earnings attributable to Snap-on Incorporated	38.7	39.3	—	—
Net earnings	249.6	271.8	38.7	39.3
Net earnings attributable to noncontrolling interests	(6.6)	(6.4)	—	—
Net earnings attributable to Snap-on Incorporated	$243.0	$265.4	$38.7	$39.3

* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the nine months ended October 3, 2026, and September 27, 2025, is as follows:

	Operations*		Financial Services
(Amounts in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales	$3,626.0	$3,511.3	$—	$—
Cost of goods sold	(1,778.9)	(1,731.4)	—	—
Gross profit	1,847.1	1,779.9	—	—
Operating expenses	(1,079.3)	(999.2)	—	—
Operating earnings before financial services	767.8	780.7	—	—

Financial services revenue	—	—	299.4	304.9
Financial services expenses	—	—	(95.6)	(97.5)
Operating earnings from financial services	—	—	203.8	207.4

Operating earnings	767.8	780.7	203.8	207.4
Interest expense	(37.2)	(37.1)	—	—
Intersegment interest income (expense) – net	50.9	51.1	(50.9)	(51.1)
Other income (expense) – net	47.1	42.8	0.2	0.2
Earnings before income taxes and equity earnings	828.6	837.5	153.1	156.5
Income tax expense	(174.1)	(179.6)	(38.3)	(39.1)
Earnings before equity earnings	654.5	657.9	114.8	117.4
Financial services – net earnings attributable to Snap-on Incorporated	114.8	117.4	—	—
Net earnings	769.3	775.3	114.8	117.4
Net earnings attributable to noncontrolling interests	(18.7)	(19.1)	—	—
Net earnings attributable to Snap-on Incorporated	$750.6	$756.2	$114.8	$117.4

* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheets information as of October 3, 2026, and January 3, 2026, is as follows:

	Operations*		Financial Services
(Amounts in millions)	October 3, 2026	January 3, 2026	October 3, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,669.6	$1,624.1	$0.4	$0.4
Intersegment receivables	17.3	20.3	—	—
Trade and other accounts receivable – net	920.9	880.2	1.2	1.2
Finance receivables – net	—	—	590.6	590.2
Contract receivables – net	4.5	4.9	124.2	125.1
Inventories – net	1,079.6	1,025.2	—	—
Prepaid expenses and other current assets	171.2	154.7	13.7	11.2
Total current assets	3,863.1	3,709.4	730.1	728.1

Property and equipment – net	561.0	549.8	2.7	2.5
Operating lease right-of-use assets	90.6	78.4	5.0	5.3
Investment in Financial Services	393.4	400.3	—	—
Deferred income tax assets	48.2	45.4	27.5	27.1
Intersegment long-term notes receivable	779.7	815.0	—	—
Long-term finance receivables – net	—	—	1,267.3	1,298.8
Long-term contract receivables – net	5.1	8.0	401.5	415.1
Goodwill	1,226.3	1,109.5	—	—
Other intangible assets – net	266.5	270.7	—	—
Pension assets	174.5	173.8	—	—
Other long-term assets	42.9	44.1	0.4	0.3
Total assets	$7,451.3	$7,204.4	$2,434.5	$2,477.2

* Snap-on with Financial Services presented on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	October 3, 2026	January 3, 2026	October 3, 2026	January 3, 2026
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$18.1	$16.2	$299.8	$—
Accounts payable	263.5	227.6	0.8	1.5
Intersegment payables	—	—	17.3	20.3
Accrued benefits	52.4	64.6	0.1	0.1
Accrued compensation	79.8	74.2	2.4	3.0
Franchisee deposits	69.7	66.2	—	—
Other accrued liabilities	487.6	455.1	27.1	24.4
Total current liabilities	971.1	903.9	347.5	49.3

Long-term debt and intersegment long-term debt	—	—	1,666.9	2,001.4
Deferred income tax liabilities	106.3	87.0	—	—
Retiree health care benefits	16.1	17.7	—	—
Pension liabilities	74.3	85.7	—	—
Operating lease liabilities	66.4	56.3	5.3	5.5
Other long-term liabilities	97.2	97.0	21.4	20.7
Total liabilities	1,331.4	1,247.6	2,041.1	2,076.9

Total shareholders’ equity attributable to Snap-on Incorporated	6,094.9	5,931.8	393.4	400.3
Noncontrolling interests	25.0	25.0	—	—
Total equity	6,119.9	5,956.8	393.4	400.3
Total liabilities and equity	$7,451.3	$7,204.4	$2,434.5	$2,477.2

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
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of October 16, 2026, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurance that financing will be available in the future on acceptable terms, or that its debt ratings will not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
Working capital (current assets less current liabilities) of $3,274.6 million as of October 3, 2026, represented a decrease of $209.7 million from $3,484.3 million as of January 3, 2026 (fiscal 2025 year end), primarily as a result of the net changes discussed below.
The following represents the company’s working capital position as of October 3, 2026, and January 3, 2026:

(Amounts in millions)	October 3, 2026	January 3, 2026
Cash and cash equivalents	$1,670.0	$1,624.5
Trade and other accounts receivable – net	922.1	881.4
Finance receivables – net	590.6	590.2
Contract receivables – net	128.7	130.0
Inventories – net	1,079.6	1,025.2
Prepaid expenses and other current assets	170.3	151.5
Total current assets	4,561.3	4,402.8

Notes payable and current maturities of long-term debt	(317.9)	(16.2)
Accounts payable	(264.3)	(229.1)
Other current liabilities	(704.5)	(673.2)
Total current liabilities	(1,286.7)	(918.5)
Working capital	$3,274.6	$3,484.3

Cash and cash equivalents of $1,670.0 million as of October 3, 2026, represented an increase of $45.5 million from 2025 year-end levels primarily due to: (i) $887.9 million of cash generated from operations; (ii) $647.1 million of cash from collections of finance receivables; and (iii) $81.1 million of cash proceeds from stock purchase plans and stock option exercises. These increases in cash and cash equivalents were partially offset by: (i) the funding of $668.3 million of new finance receivables; (ii) dividend payments to shareholders of $379.3 million; (iii) the repurchase of 728,500 shares of the company’s common stock for $278.4 million; (iv) $158.4 million of net cash paid for acquisitions; and (v) the funding of $69.0 million of capital expenditures.
Of the $1,670.0 million of cash and cash equivalents as of October 3, 2026, $591.6 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. Although the Tax Cuts and Jobs Act generally eliminated U.S. federal taxation of dividends from foreign subsidiaries, such dividends may still be subject to state income taxation and foreign withholding taxes. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it can be accomplished in a tax efficient manner.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Trade and other accounts receivable – net of $922.1 million as of October 3, 2026, represented an increase of $40.7 million from 2025 year-end levels. The increase is primarily due to a higher mix of sales with longer payment terms and $12.2 million from acquisitions, partially offset by $4.2 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months of sales, times 360 days) was 68 days for October 3, 2026, and 67 days for January 3, 2026.
The current portions of net finance and contract receivables of $719.3 million as of October 3, 2026, compared to $720.2 million at 2025 year end. The long-term portions of net finance and contract receivables of $1,673.9 million as of October 3, 2026, compared to $1,721.9 million at 2025 year end.
Inventories – net of $1,079.6 million as of October 3, 2026, represented an increase of $54.4 million from January 3, 2026, primarily due to uncertainty in the current trade environment and $18.5 million from acquisitions, partially offset by $8.0 million of foreign currency translation. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balances for the trailing 12 months) were 2.3 turns as of October 3, 2026, and 2.4 turns as of January 3, 2026. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 60% and 62% of total inventories for the periods ended October 3, 2026, and January 3, 2026, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $133.8 million and $126.7 million as of October 3, 2026, and January 3, 2026, respectively.
Notes payable and current maturities of long-term debt of $317.9 million as of October 3, 2026, reflected the $300 million unsecured 3.25% notes that Snap-on currently intends to repay with available cash on hand at maturity on March 1, 2027, and other notes of $18.1 million. As of 2025 year end, notes payable and current maturities of long-term debt were $16.2 million.
Accounts payable of $264.3 million as of October 3, 2026, represented an increase of $35.2 million from January 3, 2026, primarily due to the timing of payments and $11.3 million from acquisitions, partially offset by $3.2 million of foreign currency translation.
Other accrued liabilities of $500.1 million as of October 3, 2026, represented an increase of $35.0 million from 2025 year-end levels primarily due to $13.0 million from acquisitions and an increase in accrued income taxes, partially offset by $2.2 million of foreign currency translation.
Long-term debt of $887.2 million as of October 3, 2026, consisted of $400 million of unsecured 4.1% notes that mature on March 1, 2048, and $500 million of unsecured 3.1% notes that mature on May 1, 2050, partially offset by $12.8 million of unamortized debt issuance costs and issuance discounts.
Snap-on has a $900 million multicurrency revolving credit facility that terminates on September 12, 2028 (the “Credit Facility”). The Credit Facility contains an accordion feature that, subject to certain customary conditions, may allow the maximum commitment to be increased by up to $450 million with the approval of the lenders providing additional commitments. No amounts were borrowed or outstanding under the Credit Facility during the nine months ended and as of October 3, 2026.
Borrowings under the Credit Facility bear interest at varying rates based on either: (i) Snap-on’s then-current, long-term debt ratings; or (ii) Snap-on’s then-current ratio of consolidated debt net of certain cash adjustments (“Consolidated Net Debt”) to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Consolidated Net Debt to EBITDA Ratio”). The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of Consolidated Net Debt to the sum of Consolidated Net Debt plus total equity and less accumulated other comprehensive income or loss (the “Leverage Ratio”); or (ii) a Consolidated Net Debt to EBITDA Ratio not greater than 3.50 to 1.00. Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), elect to increase the maximum Leverage Ratio to 0.65 to 1.00 and/or increase the maximum Consolidated Net Debt to EBITDA Ratio to 4.00 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of October 3, 2026, the company’s consolidated cash balance, net of certain adjustments, exceeded consolidated debt resulting in actual ratios of (0.05) and (0.22), respectively. Both ratios are within the permitted ranges set forth in this financial covenant.
Snap-on may issue commercial paper to fund future financing needs on a short-term basis, with the Credit Facility as back-up liquidity to support such commercial paper issuances. There was no commercial paper issued or outstanding during the nine months ended and as of October 3, 2026.

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
Operating Activities
Net cash provided by operating activities was $887.9 million and $813.6 million in the respective first nine months of 2026 and 2025. The $74.3 million year-over-year increase in net cash provided by operating activities primarily reflects a $62.7 million improvement in net operating assets and liabilities.

Investing Activities
Net cash used by investing activities of $242.0 million in the first nine months of 2026 included additions to finance receivables of $668.3 million, partially offset by collections of $647.1 million. Net cash used by investing activities of $99.0 million in the first nine months of 2025 included additions to finance receivables of $678.4 million, partially offset by collections of $642.5 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics, and equipment products on an extended-term payment plan, with average payment terms of approximately four years.
Net cash used for acquisitions in the first nine months of 2026 totaled $158.4 million. Capital expenditures were $69.0 million and $62.5 million in the respective first nine months of 2026 and 2025. Capital expenditures in both years included continued investments related to the company’s execution of its strategic growth initiatives and Value Creation Processes around safety, quality, customer connection, innovation and RCI.
Financing Activities
Net cash used by financing activities was $602.2 million in the first nine months of 2026 and $545.4 million in the first nine months of 2025. Proceeds from stock purchase plans and stock option exercises totaled $81.1 million and $60.0 million in the respective first nine months of 2026 and 2025. In the first nine months of 2026, Snap-on repurchased 728,500 shares of its common stock for $278.4 million under its previously announced share repurchase programs. In the first nine months of 2025, Snap-on repurchased 760,000 shares of its common stock for $248.2 million under its previously announced share repurchase programs. As of October 3, 2026, Snap-on had remaining availability to repurchase up to an additional $431.2 million in common stock pursuant to its Board’s authorizations. The repurchase of Snap-on common stock to offset dilution related to equity plan issuances or for other corporate purposes is at the company’s discretion, subject to prevailing financial and market conditions. Snap‑on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $379.3 million and $335.5 million in the respective first nine months of 2026 and 2025. On November 6, 2025, the Board increased the quarterly cash dividend by 14.0% to $2.44 per share ($9.76 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)
Critical Accounting Policies and Estimates
Snap-on’s critical accounting policies and estimates, which are discussed in its Annual Report on Form 10-K for the fiscal year ended January 3, 2026, have not materially changed since the report was filed.
Outlook
We believe that our markets and our operations possess and have demonstrated continuing and considerable resilience against the uncertainties of the current environment. Snap-on expects to make ongoing progress along its decisive runways for coherent growth, leveraging capabilities already proven in the automotive repair arena, developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure are high. In pursuit of these initiatives, we project that capital expenditures in 2026 will approximate $100 million, of which $69.0 million was incurred in the first nine months of the year.
Snap-on currently anticipates that its full-year 2026 effective income tax rate will approximate 22%.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the company’s exposure to market risk during the third quarter of 2026. Refer to Part II, Item 7A: Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended January 3, 2026, for further discussion.

Interest Rate Risk Management
Snap-on may manage the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements. Treasury lock agreements may be used to manage the potential change in interest rates in anticipation of the issuance of fixed rate debt. See Note 9, Financial Instruments, to the Condensed Consolidated Financial Statements for additional information on interest rate risk management.
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
As of October 3, 2026, the estimated maximum potential net one-day loss in fair value, calculated using the VAR model was $7.4 million. This consists of a $7.2 million loss on interest rate-sensitive financial instruments, largely related to short-term and long-term debt, and a $0.2 million loss on foreign currency-sensitive financial instruments, primarily foreign currency forward contracts. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 3, 2026. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of October 3, 2026, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
There has been no change in the company’s internal control over financial reporting during the quarter ended October 3, 2026, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the third quarter of fiscal 2026, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution related to equity plan issuances and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions, and pursuant to the Board’s authorizations that the company has publicly announced.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs* (in millions)
07/05/2026 to 08/01/2026	40,000	$413.58	40,000	$479.6
08/02/2026 to 08/29/2026	100,000	403.83	100,000	461.5
08/30/2026 to 10/03/2026	80,500	375.22	80,500	431.2
Total/Average	220,500	395.16	220,500	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of October 3, 2026, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $431.2 million.

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

•On April 30, 2026, the Board authorized the repurchase of up to $500 million of the company’s common stock (“the 2026 Authorization”). The 2026 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions by a counterparty in shares of Snap-on’s common stock during the third quarter of 2026 pursuant to a prepaid equity forward agreement (the “Agreement”) that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, the counterparty may purchase or sell shares of the company’s common stock for its account in the market or in privately negotiated transactions. At termination, the Agreement settles in cash and does not provide for Snap-on to purchase or repurchase its shares.

Period	Shares purchased (sold)	Average price per share
07/05/2026 to 08/01/2026	(1,000)	$405.87
08/02/2026 to 08/29/2026	—	—
08/30/2026 to 10/03/2026	500	374.11
Total/Average	(500)	395.28

Item 5: Other Information

In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, during the quarterly period ended October 3, 2026, no officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

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

SNAP-ON INCORPORATED
Date: October 22, 2026	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer